Form 10-Q
period 2011-09-30
LIGHTCOLLAR, INC.
filed 2011-11-21
CIK 1520118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-103621

LIGHTCOLLAR, INC.

NEVADA	42-1771342
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 973, #264

3rd Ave. West

SK S0K 4L0

(Address of principal executive offices)

(306) 228-3262

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No   [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant is required to submit and post such file).  Yes  [X]    No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “an accelerated filer”, “a non-accelerated filer”, and “smaller reporting company: in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

            Accelerated filer

 [  ]

Non-accelerated filer   [  ]                                                                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                           Yes  [X]  No   [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 15, 2011, the Company had 3,300,000 shares of its common stock issued and outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

3

Item 1. Financial Statements.

3

Condensed Balance Sheets

5

Condensed Statements Of Operations And Comprehensive Loss - Unaudited

6

Condensed Statements Of Cash Flows - Unaudited

7

Notes To Condensed Financial Statements (Unaudited)

8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

13

Item 4. Controls and Procedures.

14

PART II — OTHER INFORMATION

15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 6. Exhibits

15

SIGNATURES

15

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2011

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Page(s)

Condensed Balance Sheets           1

Condensed Statements of Operations and Comprehensive Loss        2

Condensed Statements of Cash Flows        3

Notes to Condensed Financial Statements       4-9

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	SEPTEMBER 30,	MARCH 31,
	2011	2011
	(Unaudited)
Current Assets
Cash	$ 2,840	$ 17,988
Total Current Assets	2,840	17,988

TOTAL ASSETS	$ 2,840	$ 17,988

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 5,648	$ -
Loans from stockholder	5,210	-

Total Current Liabilities	10,858	-

Total Liabilities	10,858	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, par value $.001, 100,000,000 shares authorized and
2,800,000 and 2,000,000, shares outstanding as of September 30, 2011
and March 31, 2011, respectively	2,800	2,000
Additional paid-in capital	25,200	18,000
Deficit accumulated during the development stage	(36,018)	(2,012)

Total Stockholders' Equity (Deficit)	(8,018)	17,988

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,840	$ 17,988

The accompanying notes are an integral part of the condensed financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	THREE MONTHS	SIX MONTHS	From Inception
	ENDED	ENDED	March 22, 2011
	SEPTEMBER 30,	SEPTEMBER 30,	to
	2011	2011	September 30, 2011

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	2,012
Taxes and licenses	-	800	800
Accounting	6,837	13,192	13,192
Legal expenses	7,477	19,654	19,654
Internet expenses	45	45	45
Marketing expenses	-	165	165
Total Operating Expenses	14,359	33,856	35,868

OTHER INCOME (EXPENSE)
Interest expense	(150)	(150)	(150)
Total Other Income (Expense)	(150)	(150)	(150)

NET LOSS APPLICABLE TO COMMON SHARES	$ (14,509)	$ (34,006)	$ (36,018)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.01)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED	2,034,783	2,017,512

The accompanying notes are an integral part of the condensed financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

	SIX MONTHS	From Inception
	ENDED	March 22, 2011
	SEPTEMBER 30,	to
	2011	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (34,006)	$ (36,018)

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	5,648	5,648
Total adjustments	5,648	5,648

Net cash used in operating activities	(28,358)	(30,370)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	8,000	28,000
Loans from stockholder	5,210	5,210

Net cash provided by financing activities	13,210	33,210

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(15,148)	2,840

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	17,988	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 2,840	$ 2,840

The accompanying notes are an integral part of the condensed financial statements.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2011

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the March 31, 2011 audited financial statements and the accompanying notes thereto.  Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2012.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Lightcollar, Inc. (the Company) was incorporated on March 22, 2011 under the laws of the State of Nevada.  The business purpose of the Company is to resell an illuminated pet collar pendant through the Company’s website, Lightcollar.com.  The website will be a promotional center for the product.  The Company has selected March 31 as it fiscal year end.

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in the Accounting Standards Codification “ASC” 915-10-05, “Development Stage Entity.”   The Company is devoting substantially all of its efforts to the execution of its business plan.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2011

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.  The Company had cash and cash equivalents of $2,840 and $17,988, respectively, as of September 30, 2011 and March 31, 2011.

Start-up Costs

In accordance with ASC 720-15-20, “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Domain Name Transfer

In accordance with ASC 845-30-10 – a nonmonetary asset received in a nonreciprocal transfer shall be recorded at the fair value of the asset received.  A transfer of a nonmonetary asset to a stockholder or to another entity in a nonreciprocal transfer shall be recorded at the fair value of the asset transferred.

Furthermore, in accordance with ASC 845-10-50-1 – an entity that engages in one or more nonmonetary transactions during a period shall disclose in financial statements for the period all of the following:

a.

The nature of the transactions;

b.

The basis of accounting for the asset(s) transferred; and

c.

Gains or losses recognized on transfers.

The domain name “lightcollar.com” was transferred to us from our sole Officer and Director on July 6, 2011 and had only a nominal fair value.  The transfer was accounted for as a nonreciprocal transfer under ASC 845-10-30-1 and, as such, recorded as Internet Expense of $45 as of September 30, 2011.

Office Space and Labor

The Company’s sole Officer and Director provides the labor required to execute our business plan and supplies the necessary office space and facilities for the first year of operations.  The Company will recognize the fair value of services and office space provided by our sole Officer and Director as contributed capital in accordance with ASC 225-10-S99-4.  From inception (March 22, 2011) through September 30, 2011 the fair value of services and office space provided was estimated to be nil.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2011

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Net Income or (Loss) Per Share of Common Stock

As of September 30, 2011 Company had 2,800,000 shares outstanding.  The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.  Consequently, basic and diluted shares are the same, as presented in the Condensed Statements of Operations and Comprehensive Loss.

Recently Enacted Accounting Standards

Accounting Standards Update (”ASU”) ASU No. 2009-05 (ASC Topic 820, which amends “Fair Value Measurements and Disclosures – Overall,” ASU No. 2009-13 (ASC Topic 605), “Multiple-Deliverable Revenue Arrangements,” ASU No. 2009-14 (ASC Topic 985), “Certain Revenue Arrangements that include Software Elements,” and various other ASU’s, No. 2009-2 through ASU No. 2011-09, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities, were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Fair Value Measures

Accounting principles require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes a fair value hierarchy based on the level of independent, objective

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2011

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measures (Continued)

evidence surrounding the inputs used to measure fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1:  applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2:  applies to assets or liabilities for which there are other than quoted prices that are observable such as quoted prices for similar assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3:  applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash.  The table below sets forth our assets and liabilities measured at fair value, on a recurring basis, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

     Balance September 30, 2011   Input Hierarchy Level

   Cash and cash equivalents               $    2,840

     Level 1

NOTE 3-

LOANS FROM STOCKHOLDER

The Company’s President and sole stockholder has advanced funds for Company expenses as uncollateralized loans from a related party.  The total of loans payable to a stockholder was $5,210 as of September 30, 2011.

NOTE 4 -

STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2011 the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2011

NOTE 4 -

STOCKHOLDERS’ EQUITY (continued)

Common Stock

As of September 30, 2011 the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. 2,800,000 shares have been sold  as of September 30, 2011.

The following details the stock transactions for the Company:

On March 25, 2011 the Company authorized the sale of 2,000,000 shares of its common stock to its founding President for $.01 per share for a total of $20,000 cash to provide initial working capital.

On September 27, 2011 the Company recorded the sale of 800,000 shares at $0.01 per share for a total of $8,000.  The proceeds were used for administrative expenses.

NOTE 5 -

COMMON STOCK OFFERING

The Company has authorized a common stock offering of a maximum of 10,000,000 shares at a price of $0.01 per share for gross proceeds of $100,000.  Proceeds of the offering will be used for administrative expenses and execution of the Company’s business plan.  Subscriptions under the offering as of September 30, 2011 totaled 800,000 shares for a total of $8,000 received.  The offering is open for further sales as of September 30, 2011.

NOTE 6 -

SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2011 through the date the financial statements were issued.  On October 12, 2011, the Company issued 500,000 shares of common stock under its active Prospectus, originally filed as part of its S-1 Registration Statement.  The shares were sold at $0.01 per share for a total of $5,000. Through October 12, 2011 the Company has raised a total of $13,000 through sales of its common stock previously registered through its S-1 Registration Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Lightcollar, Inc. is a Nevada corporation formed on March 22, 2011.  The Company intends to develop its business marketing and selling illuminated animal collar pendants for the United States (“U.S.”) and Canadian marketplace.

We are a developmental stage company.  We have never conducted active operations, we have had no revenues and we have minimal assets.  We have never declared bankruptcy, been in receivership, or involved in any legal action or proceedings.

Lightcollar is building a business as a marketer and retailer of illuminated pet collar pendants.  What we are referring to as a pendant will include a water-proof haul, battery, light source, illuminating lens, switch and latch.

We intend to build a working relationship with an already established computer numerical control (“CNC”) production machining company.  CNC machining is the preferred method for manufacturing small precision devices.  Although we have not identified a U.S. or Canadian manufacturer or supplier of these products, we have identified companies that already produce these products in China.  To date our discussions have been limited to inquiring as to purchasing processes and requirements requesting a particular manufacturer in China to provide the Company with a preliminary design of a proposed pendant.  We intend to work with our eventual manufacturer to jointly design the pendant(s) we intend to sell.  Alternatively, if we cannot locate a manufacture that can help us design our product(s) then we may choose a manufacturer that has already designed pendants.  The Company’s director is actively working on this project and expects to secure a producer/supplier, develop its website, create promotional materials, and introduce the Lightcollar brand as soon as possible.

Plan of Operation

During the first stages of our growth, our sole officer and director will provide all the labor required to execute our business plan, and since we intend to operate with very limited administrative support, he will continue to be responsible for the majority of labor required for at least the first year of operations.

We are a development stage enterprise with limited operations.  We have had no operating revenues since inception, and have limited financial backing and assets.

Our plan of operation is to market and sell, as an online retailer, an illuminated pet collar pendant in the U.S. and Canadian market.  We estimate that we need at least twenty five thousand dollars ($25,000) in capital for the next twelve months of operations.  This amount of capital will only allow us to put into operation a minimal amount of our business plan.

The Company will not commence sales of any pendants prior to: locating and securing a manufacturer; finalizing a product design; and developing a functional website capable of processing customer orders   Although we have not identified a U.S. or Canadian manufacturer or supplier of these products, we have identified companies that already produce these products in China.  To date our discussions have been limited to inquiring as to order processes and requirements and requesting a particular manufacturer in China to provide the Company with a preliminary design of a proposed pendant.  We intend to work with our eventual manufacturer to jointly design the pendant(s) we intend to sell.  The Company’s President is actively working toward and by the end of calendar year 2011 intends to secure, a producer/supplier; complete (or choose) product design(s); and procure our initial inventory of product.

For the period from inception (March 22, 2011) through September 30, 2011, the Company had not generated any operating revenues and had a net loss of $(35,973).  The Company requires an estimated $25,000 of the funds it intends to raise under its initial public offering in order to carry out its plan of operation.

Going Concern Consideration

Our external auditors issued a going concern opinion on our March 31, 2011, audited financial statements that raises substantial doubt about our ability to continue as a going concern for the next 12 months given our current financial position. We have minimal assets and have achieved no operating revenues since our inception.  We have depended on loans from our sole officer and director, and sales of equity securities for funds to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings and/or loans from our sole officer and director to continue our operations. The financing may take the form of sales of debt securities or additional equity securities and/or loans from our sole officer and director or from third parties. There is no assurance that any additional financing, if required, will be available, or available on terms favorable and/or acceptable to us.

Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, Lightcollar carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) under the supervision and with the participation of Lightcollar’s President and Principal Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that Lightcollar’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no significant changes in Lightcollar’s internal controls or in other factors that could significantly affect these controls during the third quarter ended September 30, 2011. There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 12, 2011, the Company issued 500,000 shares of common stock under its active Prospectus, originally filed as part of its S-1 Registration Statement.  The shares were sold at $0.01 per share for a total of $5,000. Through October 12, 2011 the Company has raised a total of $13,000 through sales of its common stock previously registered through its S-1 Registration Statement.  All funds received are used for working capital for the Company,

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included
101.INS*	XBRL Instance	Included
101.SCH*	XBRL Taxonomy Extension Schema	Included
101.CAL*	XBRL Taxonomy Calculation	Included
101.DEF*	XBRL Taxonomy Definition	Included
101.LAB*	XBRL Taxonomy Extension Labels	Included
101.PRE*	XBRL Taxonomy Extension Presentation	Included

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         LIGHTCOLLAR, INC.

November 21, 2011

/s/ Colin Mills

Date

                                        COLIN MILLS, PRESIDENT, CFO, CEO