Form 10-Q
period 2011-12-31
LIGHTCOLLAR, INC.
filed 2012-02-10
CIK 1520118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2011

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

As of February ____, 2012, the Company had 3,800,000 shares of its common stock issued and outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

3

Item 1. Financial Statements.

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

15

Item 4. Controls and Procedures.

16

PART II — OTHER INFORMATION

17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 6. Exhibits

17

SIGNATURES

17

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2011

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

          Page(s)

     Balance Sheets

1

    Condensed Statements of Operations and Comprehensive Loss

2

    Condensed Statements of Cash Flows

3

    Notes to Condensed Financial Statements

4-10

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS
	December 31,	March 31,
	2011	2011
	(Unaudited)
Current Assets
Cash	$ 1,026	$ 17,988
Total Current Assets	1,026	17,988

TOTAL ASSETS	$ 1,026	$ 17,988

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Loans from stockholder	$ 5,210	$ -

Total Current Liabilities	5,210	-

Total Liabilities	5,210	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, par value $.001, 100,000,000 shares authorized and
3,800,000 and 2,000,000, shares outstanding as of December 31, 2011
and March 31, 2011, respectively	3,800	2,000
Additional paid-in capital	34,200	18,000
Deficit accumulated during the development stage	(42,184)	(2,012)

Total Stockholders' Equity (Deficit)	(4,184)	17,988

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,026	$ 17,988

The accompanying notes are an integral part of the condensed financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months	Nine Months	From Inception
	Ended	Ended	March 22, 2011
	December 31,	December 31,	to
	2011	2011	December 31, 2011

OPERATING EXPENSES
Organizational expenses	-	-	2,012
Taxes and licenses	-	800	800
Accounting	3,260	16,452	16,452
Legal expenses	2,906	22,560	22,560
Internet expenses	-	45	45
Marketing expenses	-	165	165
Total Operating Expenses	6,166	40,022	42,034

OTHER INCOME (EXPENSE)
Interest	-	(150)	(150)
Total Other Expense	-	(150)	(150)

NET LOSS APPLICABLE TO COMMON SHARES	$ (6,166)	$ (40,172)	$ (42,184)

NET LOSS PER BASIC AND DILUTED SHARES	Nil	$ (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,626,087	2,555,636

The accompanying notes are an integral part of the condensed financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS – UNAUDITED

	Nine Months	From Inception
	Ended	March 22, 2011
	December 31,	to
	2011	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (40,172)	$ (42,184)

Net cash used in operating activities	(40,172)	(42,184)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	18,000	38,000
Loans from stockholder	5,210	5,210

Net cash provided by financing activities	23,210	43,210

NET INCREASE (DECREASE) IN CASH	(16,962)	1,026

CASH - BEGINNING OF PERIOD	17,988	-

CASH - END OF PERIOD	$ 1,026	$ 1,026

The accompanying notes are an integral part of the condensed financial statements.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2011

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been partially condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the March 31, 2011, audited financial statements and the accompanying notes thereto.  Operating results for the nine months ended December 31, 2011, are not necessarily indicative of the results that may be expected for the full year ending March 31, 2012.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Lightcollar, Inc. (the Company) was incorporated on March 22, 2011, under the laws of the State of Nevada.  The business purpose of the Company is to resell an illuminated pet collar pendant through the Company’s website, Lightcollar.com.  The website will be a promotional center for the product.  The Company has selected March 31 as it fiscal year end.

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in the Accounting Standards Codification “ASC” 915-10-05, “Development Stage Entity.”   The Company is devoting substantially all of its efforts to the execution of its business plan.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could then differ from those estimates.  There are no such estimates or assumptions incorporated in the attached financial statements.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2011

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash consists of currency on hand, demand deposits at commercial banks, or funds held in trust and available upon demand

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

The domain name “lightcollar.com” was transferred to us from our sole Officer and Director on July 6, 2011 and had only a nominal fair value.  The transfer was accounted for as a nonreciprocal transfer under ASC 845-10-30-1 and, as such, recorded as internet expense of $45 as of December 31, 2011.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute our business plan and supply the necessary office space and facilities for the first year of operations.  The Company will recognize the fair value of services and office space provided by our sole Officer and Director as contributed capital in accordance with ASC 225-10-S99-4.  From inception (March 22, 2011) through December 31, 2011, the fair value of services and office space provided was estimated to be nil.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2011

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income or (Loss) Per Share of Common Stock

The Company follows financial accounting standards, which provide for “basic” and “diluted” earnings per share.  Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average shares outstanding for the period.  Diluted earnings per share reflects the potential dilution due to other securities outstanding which could affect the number of common shares upon exercise. The Company has no potentially dilutive securities, such as options, warrants or convertible bonds, currently issued and outstanding.  Consequently, basic and diluted shares are the same, as presented in the Condensed Statements of Operations and Comprehensive Loss.

Recently Enacted Accounting Standards

In June 2009 the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the SEC issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Modifications to the ASC are accomplished by the issuance of Accounting Standards Updates (“ASU’s).  The Company has evaluated ASU’s through No. 2011-12.  None of the updates for the period has applicability to the Company or their effect on the financial statements would not have been significant.

Fair Value Measures

Accounting principles require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2011

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

     Balance December 31, 2011   Input Hierarchy Level

   Cash                                           $    1,026

     Level 1

NOTE 3-

LOANS FROM STOCKHOLDER

The Company’s President and sole Director has advanced funds for Company expenses as unsecured loans from a related party.  The loans are payable on demand and therefore classified as current liabilities.  The total of loans payable to a stockholder was $5,210 as of December 31, 2011.

NOTE 4-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2011

NOTE 4-

PROVISION FOR INCOME TAXES (CONTINUED)

arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from March 22, 2011, (date of inception) through December 31, 2011, of approximately $42,184 will begin to expire in 2031.  Accordingly, deferred tax assets of approximately $14,764 were offset by the valuation allowance.

The Company has no tax positions at December 31, 2011, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from March 22, 2011, (inception) to December 31, 2011, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at December 31, 2011

NOTE 5 -

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of December 31, 2011, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

Common Stock

As of December 31, 2011, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share and of that number 3,800,000 shares are issued and outstanding.

The following details the stock transactions for the Company:

On March 25, 2011, the Company authorized the sale of 2,000,000 shares of its common stock, in a private placement, to its founder and sole officer and director for $.01 per share for a total of $20,000 for initial working capital.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2011

NOTE 5 -

STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

On September 22, 2011, the Company recorded the sale of 800,000 shares at $0.01 per share for a total of $8,000.  The proceeds were used for general corporate administrative expenses.

On October 12, 2011, the Company recorded the sale of 500,000 shares at $0.01 per share for a total of $5,000.  The proceeds were used for general corporate expenses.

On December 09, 2011, the Company received $5,000 for the sale of 500,000 shares at $0.01 per share.  The proceeds were used for general corporate expenses.

The inception-to-date loss of $42,184 less the $38,000 stock sale proceeds yields a stockholder’s deficit of $4,184 as of December 31, 2011.

NOTE 6 -

COMMON STOCK OFFERING

The Company has registered, pursuant to its S-1 Registration Statement, a public offering of a maximum of 10,000,000 shares of its common stock at a price of $0.01 per share for gross proceeds of $100,000 (the “Offering”).  Proceeds of the Offering will be used for general corporate expenses and execution of the Company’s business plan.  Subscriptions under the Offering as of December 31, 2011 totaled 1,800,000 shares for a total of $18,000 received.  The Offering remains is open as of December 31, 2011.

NOTE 7 -

FOREIGN CURRENCY TRANSLATION

Since the Company may operate in Canada there is potential for transactions denominated in Canadian dollars, although no material transactions, denominated in Canadian dollars, occurred as of December 31, 2011.  Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of the reporting date.  Since the Company has identified US Dollars as the functional currency, the effect of change in exchange rates from the transaction dates to the reporting date, for assets and liabilities, is reported as a non-operating Foreign Currency Gain or Loss.

NOTE 8 -

GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred an operating deficit since its inception, is in the development stage and has generated no operating revenue. These items raise substantial doubt about the Company’s ability to continue as a going concern.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2011

NOTE 9 -

GOING CONCERN (CONTINUED)

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing and sales of the Lightcollar pendants.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 9 -

SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2011, through the date the financial statements were issued.  There are no subsequent events required to be reported.

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

We intend to build a working relationship with an already established computer numerical control (“CNC”) production machining company.  CNC machining is the preferred method for manufacturing small precision devices.  Although we have not identified a U.S. or Canadian manufacturer or supplier of these products, we have identified companies that already produce these products in China.  To date our discussions have been limited to inquiring as to purchasing processes and requirements and requesting a particular manufacturer in China to provide the Company with a preliminary design of a proposed pendant.  We intend to work with our eventual manufacturer to jointly design the pendant(s) we intend to sell.  Alternatively, if we cannot locate a manufacturer that can help us design our product(s) then we may choose a manufacturer that has already designed pendants.  The Company’s director is actively working on this project and expects to secure a producer/supplier, develop its website, create promotional materials, and introduce the Lightcollar brand as soon as possible.

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

The Company will not commence sales of any pendants prior to: locating and securing a manufacturer; finalizing a product design; and developing a functional website capable of processing customer orders   Although we have not identified a U.S. or Canadian manufacturer or supplier of these products, we have identified companies that already produce these products in China.  To date our discussions have been limited to inquiring as to order processes and requirements and requesting a particular manufacturer in China to provide the Company with a preliminary design of a proposed pendant.  We intend to work with our eventual manufacturer to jointly design the pendant(s) we intend to sell.  The Company’s President is actively working toward securinga producer/supplier.

For the period from inception (March 22, 2011) through December 31, 2011, the Company had not generated any operating revenues and had a net loss of $(42,184).  The Company requires an estimated $25,000 of the funds it intends to raise under its initial public offering in order to carry out its initial plan of operation.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, Lightcollar carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) under the supervision and with the participation of Lightcollar’s President and Principal Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers have concluded that Lightcollar’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no significant changes in Lightcollar’s internal controls or in other factors that could significantly affect these controls during the third quarter ended December 31, 2011. There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 22, 2011, the Company issued 800,000 shares of common stock under its active Prospectus, original filed as part of its S-1 Registration Statement.  The shares were sold at $0.01 per share for a total of $8,000.  On October 12, 2011, the Company issued 500,000 shares of common stock under its active Prospectus, originally filed as part of its S-1 Registration Statement.  The shares were sold at $0.01 per share for a total of $5,000. On December 9, 2011, the Company issued an additional 500,000 shares of common stock under its active Prospectus.  The shares were sold at $0.01 per share for a total of $5,000.  Through December 31, 2011 the Company has raised a total of $18,000 through sales of its common stock previously registered through its S-1 Registration Statement.  All funds received are used for working capital for the Company,

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

                         LIGHTCOLLAR, INC.

February 9, 2012

/s/ Colin Mills

Date

                               COLIN MILLS, PRESIDENT, CFO, CEO