Form 10-K
period 2012-03-31
LIGHTCOLLAR, INC.
filed 2012-07-09
CIK 1520118

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: March 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-174759

LIGHTCOLLAR, INC.
(Exact name of registrant as specified in its charter)

Nevada	42-1771342
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 973 #264, 3rd Ave. west
Unity, SK	S0K 4L0
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (306) 2283262

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller

1

reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐

Accelerated Filer ☐

Non-Accelerated Filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No ☐

As of September 30, 2011, there were 2,800,000 of the registrant's common stock, par value $0.001, issued and outstanding.  Of those, 800,000 shares are held by non-affiliates of the registrant.  There is no current market value of the Company’s common stocks as the Company’s stock and has not been quoted on the OTCBB or any exchange.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).
Not Applicable.

TABLE OF CONTENTS

Item Number and Caption

Page

Cautionary statements regarding forward-looking information

4

ITEM 1.

DESCRIPTION OF BUSINESS

4

ITEM 1A.

RISK FACTORS.

6

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

6

ITEM 2.

PROPERTIES.

6

ITEM 3.

LEGAL PROCEEDINGS.

7

ITEM 4.

MINE SAFETY DISCLOSURES

7

PART II

8

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.  8

ITEM 6.

SELECTED FINANCIAL DATA.

8

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  8

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

11

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  24

ITEM 9A.

CONTROLS AND PROCEDURES

24

ITEM 9B.

OTHER INFORMATION

25

PART III

25

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

25

ITEM 11.

EXECUTIVE COMPENSATION

27

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  27

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  28

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

28

PART IV

29

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

29

SIGNATURES

31

3

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Form S-1/A, as filed on September 9, 2011.  You should carefully review the risks described in our S-1/A and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Lightcollar,” “we,” “us,” or “our” are to Lightcollar, Inc.

ITEM 1.  DESCRIPTION OF BUSINESS

Description of Business

Lightcollar, Inc. is a Nevada corporation formed on March 22, 2011.  The Company intends to develop its business of marketing and selling illuminated animal collar pendants for the United States (“U.S.”) and Canadian marketplace.

We are a developmental stage company.  We have had no operating revenues and we have minimal assets.  We have never declared bankruptcy, been in receivership, or involved in any legal action or proceedings.  Since incorporating, we have not made any significant purchases or sales of assets, nor have we been involved in any mergers, acquisitions or consolidations.  None of Lightcollar, its sole officer, sole director, or any affiliates thereof, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition, merger or other business combination.

Lightcollar is building a business as a marketer and retailer of illuminated pet collar pendants.  What we are referring to as a pendant will include a water-proof haul, battery, light source, illuminating lens, switch and latch.

We intend to build a working relationship with an already established computer numerical control (“CNC”) production machining company.  CNC machining is the preferred method for manufacturing small precision devices.  Although we have not identified a U.S. or Canadian manufacturer or supplier of these products, we have identified companies that already produce these products in China.  To date our discussions have been limited to inquiring as to purchasing processes and requirements requesting a particular manufacturer in China to provide the Company with a preliminary design of a proposed pendant.  We intend to work with our eventual manufacturer to jointly design the pendant(s) we intend to sell.  Alternatively, if we cannot locate a manufacturer that can help us design our product(s) then we may

4

choose a manufacturer that has already designed pendants.  The Company’s sole director is actively working on this project and expects to secure a producer/supplier, develop its website, create promotional materials, and introduce the Lightcollar brand as soon as possible.

At present, Lightcollar does not have an agreement with a manufacturer to supply its product nor has a design been finalized.  However, Lightcollar intends to have the product machined and assembled at the same location: typically products machined and assembled at the same location require no final fittings.  The Company intends to enter into formal discussions with a product supplier as soon as possible.  If the Company ultimately chooses a supplier based in Asia we will have to monitor the manufacturing process from our office in Canada, arrange to have the pendants transferred from the manufacturing facility to a shipping port and then shipped to our location in Canada before we can fulfill orders from our customers.

Lightcollar will provide a website containing a catalogue, specifications and other information to inform potential customers, regarding our product(s).  Customers will order pendants through our website.  We will ship our pendants to our customers.  The cost of shipping will be paid by the customers at the time they order and pay for the pendant(s) via our website.

Although Lightcollar intends to sell its product(s) primarily through its website, the Company also plans on attending tradeshows and marketing its product(s) to small retailers at such tradeshows.  The Company intends to locate customers and market its website by advertising through various mediums including; newspapers, magazines, radio, television, and affiliate website promoting (i.e. banner advertising and member/group email promoting).  We also intend to market the website (and our product(s)) through as many free sources as possible such-as; online classifieds, online pet-care forums, and pet related newsgroups.

Pet fashion/safety products are very much a niche product.  Potential customers are typically individuals with a specialized preference or interest in the product.

Lightcollar intends to compete in the marketplace in the U.S. and Canada based on reputation, product quality, ease of shopping experience and price.  Since we do not currently have a reputation, we intend to associate ourselves with a reputable product supplier.  By associating with a reputable product supplier, Lightcollar will endeavor to provide quality products created by one or more firms with a proven record of producing quality products.  In so far as price is concerned, Lightcollar plans to provide a product at a price that is competitive with any similar products sold and or produced domestically.

Competition

Our limited research on the internet did not result in the identification of any companies currently manufacturing and/or supplying an illuminated pendant for pets in North America.  A search of the internet indicates there are such products manufactured and sold in Asia; however, no illuminated pendants companies appear to currently exist in North America.

According to the 2011-2012 (the most recent year for which such statistics are available) American Pet Products Association (“APPA”) National Pet Owners Survey; 62% of U.S. households own a pet, which equates to 72.9 million homes.  Since 1994 the Total U.S. Pet Industry Expenditures has increased at an average rate of $2.6 billion per year and is estimated to be $50.84 billion in 2011.  Although our products can be used on a variety of animals other than dogs; 78.2 million of the pets owned in the United States are dogs.  Although statistics could not be found for pet safety/fashion; according to the 2011-2012 APPA National Pet Owners Survey, dog owners spend $186 annually on grooming, treats, and toys, which totals over $14 billion annually.

We have not obtained any empirical evidence detailing the competitive market in the U.S. and Canada for an illuminated pet pendant, and we cannot determine competitive factors with any degree of certainty.  We plan on working with a supplier who already manufactures these and/or similar products.  We do not at this time have any agreements or contracts with a supplier or company that provides such products.

While we do not have empirical evidence to support our contentions, our internet research has led us to believe that competitive conditions are favorable.  We believe Lightcollar can be among the first companies to introduce such products into our target market areas.  Although we have discovered that Americans do spend over $14 billion annually on toys, treats, and grooming; there is no guarantee that Lightcollar will be able to compete effectively with an unproven product and no clear and definite understanding of the competitive factors.

There are no immediate or imminent threats to the supply or prices of related materials due to shortages or other factors that we are aware of at this time.  To our knowledge, at this time there are no government regulations, in the United States or Canada, that would prohibit or negatively affect Lightcollar from importing or exporting our product(s) into or out of those countries.  To our knowledge, at this time there are no import/export regulations or controls imposed by any of the potential countries, from which our product(s) could originate, that would prevent us from obtaining our product(s) or shipping our products to the U.S. or Canada.

The Company currently has no employees and has no plans to hire any employees during its first year of operation.  Lightcollar intends to use contracted services to conduct all aspects of its business.

Research and Development

As we build out our organization, we intend to incorporate a business development component that will be responsible for researching opportunities for growth; such as marketing our product abroad and expanding our shipping and distribution to Europe, and other parts of the world.  Our intended market for at least the first 12 months of active operations is the U.S. and Canada.

Reports to Security Holders

The Company files reports, including quarterly and annual reports, with the Commission pursuant to Section 12(b) or (g) of the Exchange Act.  These reports and any other materials filed with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The Company files its reports electronically with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that website is http://www.sec.gov.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.

PROPERTIES.

We do not own or lease any real property.  Our personal property is limited to cash, our business plan and our domain name “lightcollar.com”.  We conduct our administrative affairs from our President’s office located at 3rd Avenue West, Unity, Saskatchewan, S0K 4L0, at no cost to the Company

ITEM 3.

LEGAL PROCEEDINGS.

Legal Proceedings

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings that are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is not currently listed no trading market has developed.

As of July 6, 2012, we had 23 stockholders of record of our common stock.

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2012, we did not issue any securities without registration under the Securities Act of 1933.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

We have limited active operations and have generated no operating revenues to date.  We incurred operating expenses of $47,596 for the period from inception (March 22, 2011) to March 31, 2012.  These expenses consisted of general operating and selling expenses in connection with the day to day operation of our business and professional fees for preparation and filing of our S-1 Registration Statement and preparation of our periodic filings with the Commission.

Our net loss from inception (March 22, 2011) through March 31, 2012 was $47,746.

Cash provided by financing activities for the period from inception (March 22, 2011) through March 31, 2012, was $43,248.  We received our initial funding of $20,000 through the sale of common stock to our sole officer and director, Collin Mills.  Mr. Mills purchased 2,000,000 shares of our common stock at $0.01 per share on March 25, 2011, for $20,000.  We have received $18,000 through the sale of our common stock under our Prospectus, dated September 15, 2011, and filed as part of our S-1 Registration Statement.

Capital and Liquidity

We had cash assets of $25 at March 31, 2012.  We have only common stock as our capital resource.  We will be reliant upon shareholder loans or private placements of equity to fund any kind of operations.  We have secured no sources of loans.

We are subject to the reporting requirements of the Securities Exchange Act of 1934 and we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements.  We estimate that these accounting, legal and other professional costs could range $15,000 or more per year, and will be higher if our business volume and activity increases, but lower during the first years of being public because our overall business volume will be lower.

Long-Term Debt

At March 31, 2012, the Company had no long-term debt.  We may borrow money in the future to finance our future operations.  Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

We may issue shares of our common stock, in addition to those previously registered via Form S-1, to finance our future operations, although the Company does not currently contemplate doing so.  Any such future issuances will reduce the control of previous investors and may result in substantial additional dilution to investors.

Plan of Operation

We are a development stage enterprise with limited active operations.  We have had no operating revenues since inception, and have limited financial backing and assets.

Our plan of operation is to market and sell, as an online retailer, an illuminated pet collar pendant in the U.S. and Canadian market.  We estimate that we need at least twenty five thousand dollars ($25,000) in capital for the next twelve months of operations.  This amount of capital will only allow us to put into operation a minimal amount of our business plan.

The Company will not commence sales of any pendants prior to: locating and securing a manufacturer; finalizing a product design; and developing a functional website capable of processing customer orders   Although we have not identified a U.S. or Canadian manufacturer or supplier of these products, we have identified companies that already produce these products in China.  To date, our discussions have been limited to inquiring as to order processes and requirements and requesting a particular manufacturer in China to provide the Company with a preliminary design of a proposed pendant.  We intend to work with our eventual manufacturer to jointly design the pendant(s) we intend to sell.  Alternatively, if we cannot locate a manufacturer that can help us design our product(s) then we may choose a manufacturer that has already designed pendants.  The Company’s President is actively working toward and by the end of calendar year 2012 intends to secure, a producer/supplier; complete (or choose) product design(s); and procure our initial inventory of product. .  With the exception of unit cost, shipping, brokerage and quantity purchasing, our discussions with manufacturers have not uncovered any additional financial consideration to acquire product.  The Company expects to commit to an initial level of inventory cost of approximately $2,500 (inclusive of unit cost, shipping, brokerage and quantity purchasing).

Once we have secured a producer/supplier, and upon the receipt of our initial supply of inventory, we can start preparing our website and promotional materials.  Photographing the pendants for promotional use will not be a cost to the company.  The Company’s President has the photography equipment and software necessary for the creation of digital images and as such photographing the products for inclusion on our website and in our other promotional materials will not result in a cost to the Company.  The

Company’s President will design the layout of our promotional materials at no cost to the Company.  Lightcollar intends to initially keep the paper printing of its promotional literature to a minimum.  Depending on our success in raising capital through our initial public Offering and also our success in marketing and selling our product(s) we will increase our marketing budget as necessary and as we are able to going forward.

The Company’s President originally registered the domain name “lightcollar.com” but that domain name has been transferred to the Company.  We intend to develop a website with a catalogue, specifications and other information to inform potential customers of the benefits and particulars of the product and to allow customers to purchase pendants from us.

The Company’s President will design the website at no cost to the Company; however, we expect basic web-hosting services to cost approximately $40 per month and advanced web-hosting services to cost approximately $400 per month.  Basic web-hosting services will not offer any email marketing tools, additional search engine visibility, or enhanced code encryption.  An advanced web-hosting service will allow the company to see precisely what locations our customers are in, as well as provide our customers with the highest level of encryption, premium search-engine visibility, as well as ad space, and spam-free email campaigning

Lightcollar intends to have a functional website, and to begin actively selling its product(s), by the end of calendar year 2012. The Company initially expects to maintain its own basic website at a cost of approximately $40 per month and then to secure advanced hosting services at a cost of approximately $400 per month going forward.

Once the website has been developed and is operational, we intend to market the website utilizing all of the free online marketing that we are able to source as well as paid advertising.  During calendar year 2012, we expect to spend between $1,000 and $20,000 on advertising our website and product(s).

Further development of the type, style and content of promotional materials will be undertaken after the initial roll out of our website.  After undertaking the development of our promotional materials the Company will further formulate its marketing plan by, in part, identifying potential trade shows to attend and promotional materials to display at such trade shows.  For the foreseeable future our President will undertake all marketing efforts on behalf of the Company.

Initially we intend to market our product(s) throughout the U.S. and Canada and conduct sales primarily via the internet.  We also intend to expand our revenues by selling to other retailers, taking orders at trade shows and generating interest through word of mouth.  We intend to grow the business throughout Canada and the United States as demand warrants.  We have no plans to expand the region of operation until such time as we have developed the North American business and built a strong and effective organization.  We do not intend to market our business outside of the U.S. and Canada for the next 12 months.  As we build out our organization, we intend to incorporate a business development component that will be responsible for researching opportunities for growth; such as, marketing our product abroad and expanding our shipping and distribution to Europe, and other parts of the world.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2012

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

          Page(s)

Report of Independent Registered Public Accounting Firm

     1

Balance Sheets as of March 31, 2012 and 2011

      2

Statements of Operations and Comprehensive Loss for the Year Ended

March 31, 2012, the Period from March 22, 2011 (Inception) to

      March 31, 2011 and the Period from March 22, 2011 (Inception) to

      March 31, 2012

     3

Statement of Changes in Stockholders’ Equity (Deficit) from March 22,

     2011 (Inception) to March 31, 2012

     4

Statements of Cash Flows for the Year Ended March 31, 2012, the

      Period from March 22, 2011 (Inception) to March 31, 2011 and the

Period from March 22, 2011 (Inception) to March 31, 2012

   5

Notes to Financial Statements

     6-11

 Report of Independent Registered Public Accounting Firm

Board of Directors

Lightcollar, Inc.

We have audited the accompanying balance sheets of Lightcollar, Inc. (A Development Stage Company) (“the Company”) as of March 31, 2012 and 2011, and the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended March 31, 2012, the period from March 22, 2011 (inception) to March 31, 2011 and the period from March 22, 2011 (inception) to March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Lightcollar, Inc. as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended March 31, 2012, the period from March 22, 2011 (inception) to March 31, 2011 and the period from March 22, 2011 (inception) to March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has no revenue and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague, PS

Spokane, Washington

June 29, 2012

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
	March 31,	March 31,
	2012	2011
Current Assets
Cash	$ 25	$ 17,988
Total Current Assets	25	17,988

TOTAL ASSETS	$ 25	$ 17,988

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Current Liabilities
Accounts payable	$ 4,523	$ -
Loans from sole officer and director	5,248
Total Current Liabilities	9,771	-

Total Liabilities	9,771	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, 20,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized,
3,800,000 and 2,000,000 shares outstanding at March 31, 2012 and
2011, respectively	3,800	2,000
Additional paid-in capital	34,200	18,000
Deficit accumulated during the development stage	(47,746)	(2,012)

Total Stockholders' Equity (Deficit)	(9,746)	17,988

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 25	$ 17,988

The accompanying notes are an integral part of these financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year	From March 22,	From March 22,
	Ended March 31,	2011 (Inception) to	2011 (Inception) to
	2012	March 31, 2011	March 31, 2012

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	2,012	2,012
Taxes and licenses	800	-	800
Accounting	20,115	-	20,115
Legal expenses	24,421	-	24,421
Marketing	165	-	165
Internet expenses	83	-	83
Total Operating Expenses	45,584	2,012	47,596

OTHER EXPENSES
Interest	(150)	-	(150)
Total Other Expenses	(150)	-	(150)

NET LOSS	$ (45,734)	$ (2,012)	$ (47,746)

BASIC AND DILUTED EARNINGS PER SHARE	$ (0.02)	$ (Nil)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	2,865,027	2,000,000

The accompanying notes are an integral part of these financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Deficit Accumulated	Stockholders'
			Paid-in Capital	During the Develop-	Equity (Deficit)
	Shares	Amount		ment Stage
March 22, 2011 (Inception)	-	$ -	$ -	$ -	$ -
March 25, 2011 sale of 2,000,000
shares at $.01 per share	2,000,000	2,000	18,000	-	20,000
March 22 through March 31, 2011 loss	-	-	-	(2,012)	(2,012)
Balance, March 31, 2011	2,000,000	2,000	18,000	(2,012)	17,988
September 27, 2011 sale of 800,000
shares at $.01 per share	800,000	800	7,200	-	8,000
October 17, 2011 sale of 1,000,000
shares at $.01 per share	1,000,000	1,000	9,000	-	10,000
Net loss	-	-	-	(45,734)	(45,734)
Balance, March 31, 2012	3,800,000	$ 3,800	$ 34,200	$ (47,746)	$ (9,746)

The accompanying notes are an integral part of these financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Year	From March 22,	From March 22,
	Ended March 31,	2011 (Inception) to	2011 (Inception) to
	2012	March 31, 2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (45,734)	$ (2,012)	$ (47,746)

Changes in operating assets and liabilities
Increase in accounts payable	4,523	-	4,523
Net cash used in operating activities	(41,211)	(2,012)	(43,223)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from sole officer and director	5,248	-	5,248
Sales of stock for cash	18,000	20,000	38,000
Net cash provided from financing activities	23,248	20,000	43,248

NET INCREASE (DECREASE) IN CASH	(17,963)	17,988	25

CASH - BEGINNING OF PERIOD	17,988	-	-

CASH - END OF PERIOD	$ 25	$ 17,988	$ 25

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Cash paid for interest	$ 150	$ -	$ 150

The accompanying notes are an integral part of these financial statements.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

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

Cash

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

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

Furthermore, in accordance with ASC 845-10-50-1 – an entity that engages in one or more nonmonetary transactions during a period shall disclose in financial statements for the period all of the following:

a.

The nature of the transactions;

b.

The basis of accounting for the asset(s) transferred; and

c.

Gains or losses recognized on transfers.

The domain name, “lightcollar.com,” was transferred to us from our sole Officer and Director on July 6, 2011 and had only a nominal fair value.  The transfer was accounted for as a nonreciprocal transfer under ASC 845-10-30-1.  The transfer of $45 and a renewal on January 5, 2012, in the amount of $38, were recorded as internet expense of $83 as of March 31, 2012.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities for the initial period of operations.  The Company will recognize the fair value of services and office space provided by our sole Officer and Director as contributed capital in accordance with ASC 225-10-S99-4.  From inception (March 22, 2011) through March 31, 2012, the fair value of services and office space provided was estimated to be nil.

Net Income or (Loss) Per Share of Common Stock

Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average shares outstanding for the period.  Diluted earnings per share reflects the potential dilution due to other securities outstanding which could affect the number of common shares upon exercise. The Company has no potentially dilutive securities, such as options, warrants or convertible bonds, currently issued and outstanding.  Consequently, basic and diluted shares are the same, as presented in the Statements of Operations and Comprehensive Loss.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

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

Our financial instruments consist principally of cash and a loan from our sole officer and director (for which fair value is considered to approximate face value).  The table below sets forth our assets and liabilities measured at fair value, on a recurring basis, and the fair value calculation input hierarchy level that we have determined applies to each category.

     March 31, 2012   March 31, 2011

   Cash (Input Hierarchy Level 1)

$25

$17,988

NOTE 3-

LOANS FROM SOLE OFFICER AND DIRECTOR

The Company’s President and sole Director has advanced funds for Company expenses as unsecured loans from a related party.  The loans are payable on demand and therefore classified as current liabilities.  The total of loans from sole officer and director was $5,248 as of March 31, 2012.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 4-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from March 22, 2011, (date of inception) through March 31, 2012, of approximately $47,746 will begin to expire in 2031.  Considering an effective tax rate of 35%, a deferred tax asset of approximately $16,711 is present, although fully offset by a valuation allowance.

The Company has no tax positions at March 31, 2012, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from March 22, 2011, (inception) to March 31, 2012, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at March 31, 2012

NOTE 5 -

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of March 31, 2012, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

Common Stock

As of March 31, 2012, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. 3,800,000 shares have been sold.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 5 -

STOCKHOLDERS’ EQUITY (DEFICIT), continued

The following details the stock transactions for the Company:

On March 25, 2011, the Company authorized the sale of 2,000,000 shares of its common stock to its founding President for $.01 per share for a total of $20,000  for initial working capital.

On September 27, 2011, the Company recorded the sale of 800,000 shares at $0.01 per share for a total of $8,000.  The proceeds were used for administrative expenses.

On October 17, 2011, the Company received $10,000 for the sale of 1,000,000 shares at $0.01 per share.  The proceeds were used for administrative expenses.

NOTE 6 -

COMMON STOCK OFFERING

The Company has authorized, in its S-1 Registration, a common stock offering of a maximum of 10,000,000 shares at a price of $0.01 per share for gross proceeds of $100,000.  Proceeds of the offering will be used for administrative expenses and execution of the Company’s business plan.  As indicated above, on September 27, 2011 and October 17, 2011, subscriptions under the offering through March 31, 2012 totaled 1,800,000 shares for a total of $18,000 received.  On March 19, 2012, the Board of Directors voted to extend the offering to June 14, 2012.

NOTE 7 -

FOREIGN CURRENCY TRANSLATION

Since the Company may operate in Canada there is potential for transactions denominated in Canadian dollars, although no material transactions occurred as of March 31, 2012.  Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of the reporting date.  Since the Company has identified US Dollars as the functional currency.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 8 -

GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred an operating deficit since its inception, is in the development stage, has generated no operating revenue and has negative working capital $9,746. These items raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, payment of current obligations of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing and sales of the Lightcollar pendants.  These financial statements do not include adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue in existence.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, or persons acting as such, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2012, was effective.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name and age of each individual who was a director or executive officer of Lightcollar as of the date of this annual report, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Name	Age	Position with the Company	Term Of Office
Colin Mills	34	President/Secretary/Treasurer/Director	March 25, 2011 - Present

Biographical Information

Colin Mills, Founder, sole Director, President, Secretary and Treasurer. Age 34.  Term of service commenced March 25, 2011, effective for one year – renewable.

Mr. Mills has 12 years of experience working with the public in customer service and retail sales rolls.  He has two years of formal education from the University of the Fraser Valley and is an experienced website developer and administrator.  In 2002 and 2003 Mr. Mills worked with Dynasty International Corporation: he created and maintained their website as well as held the positions of Secretary and Treasurer.  He has 16 years’ experience working directly with people in his community and spends much of his time working with computers and learning various software programs.  Through word of mouth commendations, Mr. Mills has found success working as a private computer consultant in varying capacities over the past ten years.

From 2006 to present Mr. Mills has operated his own computer consulting business: Capital Management.  Mr. Mills has experience producing promotional material as well as implementing picture, video, and e-commerce/shopping-cart into a Graphical User Interface (GUI).  Mr. Mills has extensive experience working with layout, and editing software such-as Adobe’s “Photoshop” and “Illustrator.”  He is familiar with web-development layout and language, and is capable of working with creative style sheets, html, java, flash, and implementing third party encrypted shopping cart software into a domain.  Through word of mouth recommendations, Mr. Mills has built custom personal computers for over 10 years.  Through his genuine interest and knowledge of computer hardware, he has gained experience by recommending duty-specific hardware, installing hardware, trouble-shooting devices, building entire computer systems, and installing various operating software such as Microsoft Windows, OSX, and various releases of Linux.

Mr. Mills is able and willing to devote seventy- five percent (75%) of his working day to Lightcollar responsibilities.  He will continue to take the leading role in managing the Company, until the stock has been registered and the Company has retained full time professional management.

Term of Office

Our directors are elected for one-year terms, to hold office until the next annual general meeting of the stockholders, or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

Employment Agreements

Our officers are our only employees and we do not have any employment agreements with them.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function.  We currently have limited working capital and no revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.  If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

Board of Directors

We do not have an independent director.  Our Directors are reimbursed, however, for expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem as no security holders have made any such recommendations.  Our director performs all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations we intend to expand the size of our board and allocate responsibilities accordingly.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

As of March 31, 2012, we have not yet adopted a Code of Ethics.

ITEM 11.

EXECUTIVE COMPENSATION

((a) The following table sets forth information concerning the total compensation paid or accrued by us from the time the Company was incorporated, March 22, 2011, to the fiscal year ended March 31, 2012, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal years ended March 31, 2011 and 2012; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal years ended March 31, 2011 and 2012; and (iii) all individuals that served as executive officers of ours at any time during the fiscal years ended March 31, 2011 and 2012, that received annual compensation during the fiscal years ended March 31, 2011 and 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Collin Mills, Pres., CEO, CFO, Sec., Treasurer	2011 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Director Compensation

Our director does not receive any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments.  During the period ended March 31, 2012, there were no other arrangements between us and our director that resulted in our making payments to our director for any services provided to us by him as a director.

Stock Option Grants

As of the date of this Report, the Company has not granted any stock options.

Employment Agreements

We do not have any employment or consultant agreements.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the Company's officer, director, and persons who own more than five percent of the Company's common stock as of March 31, 2012.  Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock as of March 31, 2012.

Amount and Nature of Beneficial Ownership as of March 31, 2012.

Name of Beneficial Owner of Common Shares	Address of Beneficial Owner of common Shares	Number of Common Shares Owned	Percentage of Issued and Outstanding Common Shares
Colin Mills Director, President, Secretary, Treasurer	Box 973, Unity, SK	2,000,000	53%
Officers and Directors as a whole (1)		2,000,000	53%

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

Other than the issuance of 2,000,000 shares of the Company’s common stock, at the per share price of $0.01, to the Company’s sole officer and director, there have been no transactions since inception or any currently proposed transaction in which the Company was or is to be a participant which amount of such transaction exceeded the lesser of $120,000 or 1% of the average of the registrant’s total assets at the year end and in which any related person had or will have a direct or indirect material interest. While our President has contacts with potential suppliers of products, there are no formal or informal agreements which would be deemed related party transactions within the meaning of Item 404(d) of Regulation S-K.  Colin Mills is considered a promoter of the Company, as that term is defined under item 404 of Regulation S-K and Rule 12-b of the Exchange Act.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal year ended March 31, 2012 and 2011, is set forth in the table below:

Fee Category	Fiscal year ended March 31, 2012	Fiscal year ended March 31, 2011

Audit fees (1)	$9,524	$3,570
Audit-related fees (2)	3,855	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$13,379	$3,570

(1) Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2) Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3) Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4) All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation of Registrant (1)

3.2	By-Laws of Registrant (1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance (2)

101.SCH*	XBRL Taxonomy Extension Schema(2)

101.CAL*	XBRL Taxonomy Calculation(2)

101.DEF*	XBRL Taxonomy Definition(2)

101.LAB*	XBRL Taxonomy Labels(2)

101.PRE*	XBRL Taxonomy Presentation(2)

(1)

Filed with the Securities and Exchange Commission on June 7, 2012, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-174759), which exhibit is incorporated herein by reference.

(2)

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 9, 2012

LIGHTCOLLAR, INC.

By  /s/ Colin Mills

Name:

Collin Mills

Title:

President, Chief Financial Officer and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Colin Mills	President, CEO, CFO, Director	July 9, 2012
Collin Mills