Form 10-Q
period 2012-09-30
LIGHTCOLLAR, INC.
filed 2012-11-09
CIK 1520118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

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

As of November 1, 2012, the Company had 5,200,000 shares of its common stock issued and outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  15

Item 4. Controls and Procedures.

16

PART II — OTHER INFORMATION

17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 6. Exhibits

17

SIGNATURES

17

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED

SEPTEMBER 30, 2012

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

(UNAUDITED)

          Page(s)

    Balance Sheets as of September 30, 2012 (Unaudited) and March 31, 2012              5

    Statements of Operations and Comprehensive Loss for the Three and Six

Months Ended September 30, 2012 and 2011 and for the Period from

March 22, 2011 (Inception) to September 30, 2012

          6

    Statements of Cash Flows for the Six Months Ended September 30, 2012

and 2011 and for the Period from March 22, 2011, (Inception) to

September 30, 2012

          7

    Notes to Financial Statements

          8-13

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
	September 30,	March 31,
	2012	2012
	(Unaudited)
Current Assets
Cash	$ 11,760	$ 25
Total Current Assets	11,760	25

TOTAL ASSETS	$ 11,760	$ 25

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities
Accounts payable	$ 80	$ 4,523
Loans from related parties	25,558	5,248
Total Current Liabilities	25,638	9,771

Total Liabilities	25,638	9,771

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 20,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized,
5,200,000 and 3,800,000 shares, respectively, issued and outstanding	5,200	3,800
Additional paid-in capital	46,800	34,200
Deficit accumulated during the development stage	(65,878)	(47,746)

Total Stockholders' Deficit	(13,878)	(9,746)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 11,760	$ 25

The accompanying notes are an integral part of these financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended		From March 22,
	September 30,		September 30,		2011, (Inception) to
	2012	2011	2012	2011	September 30, 2012

INCOME	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	-	-	2,012
Taxes and licenses	-	-	-	800	800
Office expenses	-	-	95	-	95
Accounting	4,856	6,837	8,716	13,192	28,831
Legal expenses	5,750	7,477	9,211	19,654	33,632
Marketing	-	45	-	165	165
Internet expenses	-	-	-	45	83
Total Operating Expenses	10,606	14,359	18,022	33,856	65,618

OTHER EXPENSES
Interest	-	(150)	(110)	(150)	(260)
Total Other Expenses	-	(150)	(110)	(150)	(260)

NET LOSS	$ (10,606)	$ (14,509)	$ (18,132)	$ (34,006)	$ (65,878)

NET LOSS - BASIC AND DILUTED SHARES	Nil	$ (0.01)	Nil	$ (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	4,210,870	2,034,783	4,006,557	2,017,512

The accompanying notes are an integral part of these financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended		From March 22,
	September 30,		2011, (Inception) to
	2012	2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (18,132)	$ (34,006)	$ (65,878)

Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(4,443)	5,648	80
Net cash used in operating activities	(22,575)	(28,358)	(65,798)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	20,310	5,210	25,558
Sale of stock for cash	14,000	8,000	52,000
Net cash provided from financing activities	34,310	13,210	77,558

NET INCREASE (DECREASE) IN CASH	11,735	(15,148)	11,760

CASH - BEGINNING OF PERIOD	25	17,988	-

CASH - END OF PERIOD	$ 11,760	$ 2,840	$ 11,760

The accompanying notes are an integral part of these financial statements.

7

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 (UNAUDITED)

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

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain all the information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the March 31, 2012 audited financial statements and the accompanying notes thereto.  Operating results for the six months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the full year ending March 31, 2013.

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

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (CONTINUED

Cash

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

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

The domain name, “lightcollar.com,” was transferred to us from our sole Officer and Director on July 6, 2011 and had only a nominal fair value.  The transfer was accounted for as a nonreciprocal transfer under ASC 845-10-30-1.  The transfer of $45 and a renewal on January 5, 2012, in the amount of $38, were recorded as internet expense.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities for the initial period of operations.  The Company will recognize the fair value of services and office space provided by our sole Officer and Director as contributed capital in accordance with ASC 225-10-S99-4.  From inception (March 22, 2011) through September 30, 2012, the fair value of services and office space provided was estimated to be nil.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 (UNAUDITED)

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

Our financial instruments consist principally of cash and a loans from related parties (for which fair value is considered to be face value).  The table below sets forth our assets and liabilities measured at fair value, on a recurring basis, and the fair value calculation input hierarchy level that we have determined applies to each category.

        September 30, 2012        March 31, 2012

   Cash (Input Level 1)              $  11,760

                   $   25

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 3-

LOANS FROM RELATED PARTIES

The Company’s President and sole Director and a non-officer shareholder have advanced funds for Company expenses as unsecured loans from related parties.  The loans are payable on demand and therefore classified as current liabilities.  The total of advances payable to the sole officer and director was $15,305 as of September 30, 2012.  The non-officer shareholder loaned the Company $10,253 during the period, bringing total loans from related parties to $25,558.

NOTE 4-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from March 22, 2011, (date of inception) through September 30, 2012, of approximately $65,878 will begin to expire in 2031.  Considering an effective tax rate of 35%, a deferred tax asset of approximately $23,057 is present, although fully offset by the valuation allowance.

The Company has no tax positions at September 30, 2012, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from March 22, 2011, (inception) to September 30, 2012, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at September 30, 2012

NOTE 5 -

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of March 31, 2012, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 5 -

STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock

As of September 30, 2012, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. 5,200,000 shares have been sold.

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

On September 4, 2012, the Company sold 1,400,000 shares at $0.01 per share for a total of $14,000, to be used for administrative expenses and pursuance of its business plan.

The inception-to-date loss of $65,878 less the $52,000 stock sale proceeds yields a stockholders’ deficit of $13,878 as of September 30, 2012.

NOTE 6 -

COMMON STOCK OFFERING

The Company has authorized, in its S-1 Registration, a common stock offering of a maximum of 10,000,000 shares at a price of $0.01 per share for gross proceeds of $100,000.  Proceeds of the offering will be used for administrative expenses and execution of the Company’s business plan.  Subscriptions under the offering through September 30, 2012 totaled 3,200,000 shares for a total of $32,000 received.  On March 19, 2012, the Board of Directors voted to extend the offering to June 14, 2012.  The Company filed a Post-Effective Amendment to Form S-1 which was declared effective on August 7, 2012, extending the offering to December 28, 2012

NOTE 7 -       FOREIGN CURRENCY TRANSLATION

Since the Company may operate in Canada there is potential for transactions denominated in Canadian dollars, although no material transactions occurred as of

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 7 -       FOREIGN CURRENCY TRANSLATION (CONTINUED)

September 30, 2012.  Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of the reporting date.  Since the Company has identified US Dollars as the functional currency, the effect of change in exchange rates from the transaction dates to the reporting date, for assets and liabilities, is reported as a non-operating Foreign Currency Gain or Loss.

NOTE 8 -

GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred an operating deficit since its inception, is in the development stage,  has generated no operating revenue, and has negative working capital of $13,878. These items raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company will not commence sales of any pendants prior to: locating and securing a manufacturer; finalizing a product design; and developing a functional website capable of processing customer orders.   Although we have not identified a U.S. or Canadian manufacturer or supplier of these products, we have identified companies that already produce these products in China.  To date our discussions have been limited to inquiring as to order processes and requirements and requesting a particular manufacturer in China to provide the Company with a preliminary design of a proposed pendant.  We intend to work with our eventual manufacturer to jointly design the pendant(s) we intend to sell.  The Company’s President is actively working toward securing a producer/supplier.

For the period from inception (March 22, 2011) through September 30, 2012, the Company had not generated any operating revenues and had a net loss of $(65,878).

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

Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements that have: or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, Lightcollar carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) under the supervision and with the participation of Lightcollar’s President and Principal Financial Officer.  Based on; and as of the date of such evaluation, the aforementioned officers have concluded that Lightcollar’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no significant changes in Lightcollar’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2012. There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2011, the Company accepted a subscription agreement for 2,000,000 shares at $0.01 per share from its sole officer and director, Colin Mills.  Funds under the subscription have been used for legal, accounting and start-up expenses.  Because the sale of shares to our sole Officer and Director did not involve a public offering (it was an isolated transaction with no general solicitation); the sale was exempt from registration under Section 4(2) of the Securities Act of 1933.  These shares were issued to our sole officer and director in consideration for the payment of start-up expenses, and bear a restrictive legend.

On September 22, 2011, the Company issued 800,000 shares of common stock under its active Prospectus, original filed as part of its S-1 Registration Statement.  The shares were sold at $0.01 per share for a total of $8,000.  On October 12, 2011, the Company issued 500,000 shares of common stock under its active Prospectus, originally filed as part of its S-1 Registration Statement.  The shares were sold at $0.01 per share for a total of $5,000. On December 9, 2011, the Company issued an additional 500,000 shares of common stock under its active Prospectus.  The shares were sold at $0.01 per share for a total of $5,000.  Through September 30, 2012, the Company has raised a total of $32,000 through sales of its common stock previously registered through its S-1 Registration Statement.  The original Prospectus expired on June 11, 2012.  The Company has filed a post-effective amendment to that Prospectus to extend the offering until December 31, 2012.  The post-effective amendment was declared effective August 7, 2012.  All funds received are used for working capital for the Company.  Proceeds received by the Company, from these sales of registered securities, have been used for legal, accounting, auditing and general and administrative expenses.

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

                         LIGHTCOLLAR, INC.

November  07, 2012

Date

                               COLIN MILLS, PRESIDENT, CFO, CEO