Form 10-Q
period 2012-12-31
LIGHTCOLLAR, INC.
filed 2013-02-07
CIK 1520118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-103621

LIGHTCOLLAR, INC.

NEVADA	42-1771342
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 973, #264

3rd Ave. West

SK , CANADA S0K 4L0

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

As of January 1, 2013, the Company had 5,650,000 shares of its common stock issued and outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

3

Item 1. Financial Statements.

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  15

Item 4. Controls and Procedures.

16

PART II — OTHER INFORMATION

17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 6. Exhibits

17

SIGNATURES

17

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

DECEMBER 31, 2012

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

(UNAUDITED)

Page(s)

    Balance Sheets as of December 31, 2012 (Unaudited) and March 31, 2012

5

    Statements of Operations for the Three and Nine Months Ended

December 31, 2012 and 2011 and for the Period from

March 22, 2011 (Inception) to December 31, 2012

6

    Statements of Cash Flows for the Nine Months Ended December 31, 2012

and 2011 and for the Period from March 22, 2011 (Inception) to

December 31, 2012

7

    Notes to Financial Statements

8

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
	December 31,	March 31,
	2012	2012
	(Unaudited)
Current Assets
Cash	$ 5,928	$ 25
Total Current Assets	5,928	25

TOTAL ASSETS	$ 5,928	$ 25

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities
Accounts payable	$ 150	$ 4,523
Loans from related parties	25,589	5,248
Total Current Liabilities	25,739	9,771

Total Liabilities	25,739	9,771

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 20,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized,
5,650,000 and 3,800,000 shares, respectively, issued and outstanding	5,650	3,800
Additional paid-in capital	50,850	34,200
Deficit accumulated during the development stage	(76,311)	(47,746)

Total Stockholders' Deficit	(19,811)	(9,746)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 5,928	$ 25

The accompanying notes are an integral part of these financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended		From March 22,
	December 31,		December 31,		2011 (Inception) to
	2012	2011	2012	2011	December 31, 2012

OPERATING EXPENSES
Organizational expenses	$ -	$ -	$ -	$ -	$ 2,012
Taxes and licenses	-	-	-	800	800
Office expenses	-	-	95	-	95
Accounting	2,745	3,260	11,461	16,452	31,576
Legal expenses	4,369	2,906	13,580	22,560	38,001
Marketing	-	-	-	165	165
Internet expenses	30	-	30	45	113
Other services	3,289	-	3,289	-	3,289
Total Operating Expenses	10,433	6,166	28,455	40,022	76,051

OTHER EXPENSES
Interest expense	-	-	(110)	(150)	(260)
Total Other Expenses	-	-	(110)	(150)	(260)

NET LOSS	$ (10,433)	$ (6,166)	$ (28,565)	$ (40,172)	$ (76,311)

NET LOSS - BASIC AND DILUTED SHARES	Nil	Nil	$ (0.01)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,371,196	3,626,087	4,463,091	2,555,636

The accompanying notes are an integral part of these financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended		From March 22,
	December 31,		2011 (Inception) to
	2012	2011	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (28,565)	$ (40,172)	$ (76,311)

Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(4,373)	-	150
Net cash used in operating activities	(32,938)	(40,172)	(76,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	20,341	5,210	25,589
Sale of stock for cash	18,500	18,000	56,500
Net cash provided from financing activities	38,841	23,210	82,089

NET INCREASE (DECREASE) IN CASH	5,903	(16,962)	5,928

CASH - BEGINNING OF PERIOD	25	17,988	-

CASH - END OF PERIOD	$ 5,928	$ 1,026	$ 5,928

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

Lightcollar, Inc. (the “Company”) was incorporated on March 22, 2011, under the laws of the State of Nevada.  The business purpose of the Company is to resell an illuminated pet collar pendant through the Company’s website, lightcollar.com.  The Company’s website will be a promotional center for the product.  The Company has selected March 31 as it fiscal year end.

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain all the information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the March 31, 2012 audited financial statements and the accompanying notes thereto.  Operating results for the nine months ended December 31, 2012, are not necessarily indicative of the results that may be expected for the full year ending March 31, 2013.

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

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED

Cash

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents.

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

The domain name, “lightcollar.com,” was transferred to us from our sole Officer and Director on July 6, 2011 and had only a nominal fair value.  The transfer was accounted for as a nonreciprocal transfer under ASC 845-10-30-1.  The transfer of $45 and renewals on January 5, 2012 and December 11, 2012, in the amount of $30, were recorded as internet expense.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities for the initial period of operations.  The Company will recognize the fair value of services and office space provided by our sole Officer and Director as contributed capital in accordance with ASC 225-10-S99-4.  From inception (March 22, 2011) through December 31, 2012, the fair value of services and office space provided was estimated to be nil.

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

Level 3:  applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.  Our financial instruments consist principally of cash and loans from related parties (for which fair value is considered to be face value).  The table below sets forth our assets and liabilities measured at fair value, on a recurring basis, and the fair value calculation input hierarchy level that we have determined applies to each category.

        December 31, 2012        March 31, 2012

   Cash (Input Level 1)               $  5,928

                   $   25

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 3-

LOANS FROM RELATED PARTIES

The Company’s President and sole Director and a non-officer shareholder have advanced funds for Company expenses as unsecured loans from related parties.  The loans are payable on demand and therefore classified as current liabilities.  The total of advances payable to the sole officer and director was $15,335 as of December 31, 2012.  The non-officer shareholder loaned the Company $10,254 during the nine (9) month period ended September 30, 2012, bringing total loans from related parties to $25,589.

NOTE 4-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from March 22, 2011, (date of inception) through December 31, 2012, of approximately $76,311 will begin to expire in 2031.  Considering an effective tax rate of 35%, a deferred tax asset of approximately $26,709 is present, although fully offset by the valuation allowance.

The Company has no tax positions at December 31, 2012, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from March 22, 2011, (inception) to December 31, 2012, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at December 31, 2012

NOTE 5 -

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of December 31, 2012, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 5 -

STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock

As of December 31, 2012, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. 5,650,000 shares have been sold and are outstanding.

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

On November 27, 2012, the Company sold 450,000 shares at $0.01 per share for a total of $4,500, to be used for administrative expenses and pursuance of its business plan.

The inception-to-date loss of $76,311 less the $56,500 stock sale proceeds yields a stockholders’ deficit of $19,811 as of December 31, 2012.

NOTE 6 -

COMMON STOCK OFFERING

The Company authorized, in its S-1 Registration, a common stock offering of a maximum of 10,000,000 shares at a price of $0.01 per share for gross proceeds of $100,000 (the “Offering”).  Proceeds of the Offering were to be used for administrative expenses and execution of the Company’s business plan.  Subscriptions under the Offering through December 31, 2012 totaled 3,650,000 shares for a total of $36,500 received pursuant to the Offering.  Two extensions brought the Offering expiration to December 28, 2012, and it was closed as of December 31, 2012.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 7 -       FOREIGN CURRENCY TRANSLATION

Since the Company may operate in Canada there is potential for transactions denominated in Canadian dollars, although no material transactions occurred as of December 31, 2012.  Assets and liabilities denominated in Canadian dollars will be revalued to the United States dollar equivalent as of the reporting date.  Since the Company has identified US Dollars as the functional currency, the effect of change in exchange rates from the transaction dates to the reporting date, for assets and liabilities, will be reported as a non-operating Foreign Currency Gain or Loss.

NOTE 8 -

GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred an operating deficit since its inception, is in the development stage, has generated no operating revenue, and has negative working capital of $19,811. These items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Lightcollar, Inc. is a Nevada corporation formed on March 22, 2011.  The Company’s operational plan is to develop its business marketing and selling illuminated animal collar pendants for the United States (“U.S.”) and Canadian marketplace.

We are a developmental stage company.  We have never conducted active operations, we have had no revenues and we have minimal assets.  We have never declared bankruptcy, been in receivership, or involved in any legal action or proceedings.

Lightcollar is building a business as a marketer and retailer of illuminated pet collar pendants; including a water-proof haul, battery, light source, illuminating lens, switch and latch.

To produce the pendants, the Company plans to build a working relationship with an already established computer numerical control (“CNC”) production machining company.  CNC machining is the preferred method for manufacturing small precision devices.  Although we have not identified a U.S. or Canadian manufacturer or supplier of these products, we have identified companies that already produce these products in China.  We have inquired of these manufacturers as to purchasing processes and requirements and requesting a a preliminary design of a proposed pendant.  After choosing a manufacturer we intend to jointly design, with the manufacturer, our proposed pendant(s).  If we cannot locate a manufacturer that can help us design our product(s) we may choose a manufacturer and an existing design provided by that manufacturer.  The Company’s sole officer and director is tasked with locating a suitable manufacturer and progressing on creating/obtaining a pendant design.

Plan of Operation

During our initial stages of growth, the Company’s sole officer and director will provide all services required to implement our business plan. We expect that our sole officer and director will retain the sole responsibility to execute the Company’s business plan for the foreseeable future.

We are a development stage enterprise with limited operations.  We have had no operating revenues since inception, and have limited financial backing and assets.

Our plan of operation is to design, market and sell, as an online retailer, an illuminated pet collar pendant in the U.S. and Canadian market.  The Company will not commence sales of any pendants prior to: locating and securing a manufacturer; finalizing a product design; and developing a functional website capable of processing customer orders.  Although we have not identified a U.S. or Canadian manufacturer or supplier of these products, we have identified companies that already produce these products in China.  We have inquired of these manufacturers as to purchasing processes and requirements and requesting a a preliminary design of a proposed pendant.  After choosing a manufacturer we intend to jointly design, with the manufacturer, our proposed pendant(s).  If we cannot locate a manufacturer that can help us design our product(s) we may choose a manufacturer and an existing design provided by that manufacturer.  The Company’s sole officer and director is tasked with locating a suitable manufacturer and progressing on creating/obtaining a pendant design.

For the period from inception (March 22, 2011) through December 31, 2012, the Company had not generated any operating revenues and had a net loss of $(76,311).

Going Concern Consideration

Our external auditors issued a going concern opinion on our March 31, 2012, audited financial statements that raises substantial doubt about our ability to continue as a going concern for the next 12 months given our current financial position. We have minimal assets and have achieved no operating revenues since our inception.  We have depended on loans from our sole officer and director, and sales of equity securities for funds to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings and/or loans from our sole officer and director to continue our operations. The financing may take the form of sales of debt or equity securities, and/or loans from our sole officer and director or from third parties. There is no assurance that any additional financing, if required, will be available, or available on terms favorable and/or acceptable to us.

Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements that have: or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, Lightcollar carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) under the supervision and with the participation of Lightcollar’s President and Treasurer (its principal financial officer).  Based on; and as of the date of such evaluation, the aforementioned officers have concluded that Lightcollar’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no significant changes in Lightcollar’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2012. There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

On June 6, 2011, the Company filed a Prospectus as part of its Registration Statement on Form S-1.  The Prospectus was declared effective on September 15, 2011.  Under the terms of the Prospectus, that Offering was to expire on March 16, 2012, unless extended by the Board of Directors.  On March 19, 2012, the Board of directors unanimously voted to extend the offering period for an additional 90 days, as provided by the Prospectus.  The revised Prospectus with an extended offering period was declared effective August 7, 2012, and was set to expire on December 28, 2012.  The Company sought to raise $100,000 under the Offering.  On December 28, 2012, the Company closed its Offering and will not sell any additional shares under that Prospectus.  The Company sold 3,650,000 shares under the Prospectus, raising a total of $36,500.  All funds received were used for working capital for the Company.  Proceeds received by the Company, from these sales of registered securities, have been used for legal, accounting, auditing and general and administrative expenses.

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

                         LIGHTCOLLAR, INC.

February 6, 2013

/s/ Colin Mills

Date

                               COLIN MILLS, PRESIDENT, CFO, CEO