Form 10-K
period 2013-03-31
LIGHTCOLLAR, INC.
filed 2013-06-26
CIK 1520118

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated

filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐

Accelerated Filer ☐

Non-Accelerated Filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No ☐

As of September 30, 2012, there were 3,800,000 of the registrant's common stock, par value $0.001, issued and outstanding.  Of those, 800,000 shares are held by non-affiliates of the registrant.  There is no current market value of the Company’s common stocks as the Company’s stock and has not been quoted on the OTCBB or any exchange.

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

TABLE OF CONTENTS

Item Number and Caption

Page

Cautionary statements regarding forward-looking information

5

ITEM 1.  DESCRIPTION OF BUSINESS

5

ITEM 1A. RISK FACTORS.

7

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

7

ITEM 2.

PROPERTIES.

8

ITEM 3.

LEGAL PROCEEDINGS.

8

ITEM 4.

MINE SAFETY DISCLOSURES

8

PART II

9

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.  9

ITEM 6.

SELECTED FINANCIAL DATA.

9

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  9

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

12

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

19

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  25

ITEM 9A.

CONTROLS AND PROCEDURES

25

ITEM 9B.

OTHER INFORMATION

26

PART III

26

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

26

ITEM 11.

EXECUTIVE COMPENSATION

28

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  29

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  29

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

30

PART IV

31

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31

SIGNATURES

32

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

All references in this Form 10-Q to the “Company,” “Lightcollar,” “we,” “us,” or “our” are to Lightcollar, Inc.

ITEM 1.  DESCRIPTION OF BUSINESS

Description of Business

Lightcollar, Inc. is a Nevada corporation formed on March 22, 2011.  The Company’s business is to develop, market and sell illuminated animal collar pendants for the United States (“U.S.”) and Canadian marketplace.

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

Lightcollar is building a business as a developer, marketer and retailer of illuminated pet collar pendants.  What we are referring to as a pendant will include a water-proof haul, battery, light source, illuminating lens, switch and latch.

Our business plan requires us to build a working relationship with an already established computer numerical control (“CNC”) production machining company.  CNC machining is the preferred method for manufacturing small precision devices.  Although we have not identified a U.S. or Canadian manufacturer or supplier of these products, we have identified companies that already produce these products in China.  To date our discussions have been limited to inquiring about purchasing processes and requirements and requesting a particular manufacturer in China to provide the Company with a preliminary design of a proposed pendant.  We intend to work with our eventual manufacturer to jointly design the pendant(s) we intend to sell.  Alternatively, if we cannot locate a manufacturer that can help us design our product(s)

4

then we may choose a manufacturer that has already designed pendants.  The Company’s sole officer and director is actively working on this project and expects to secure a producer/supplier, develop its website, create promotional materials, and introduce the Lightcollar brand as soon as possible.

Lightcollar does not currently have an agreement with a manufacturer to supply its product nor has a design been finalized.  However, our plan is to have the product machined and assembled at the same location: typically products machined and assembled at the same location require no final fittings.  The Company’s goal is to enter into formal discussions with a product supplier as soon as possible.  If the Company ultimately chooses a supplier based in Asia we will have to monitor the manufacturing process from our headquarters office in Canada, arrange to have the pendants transferred from the manufacturing facility to a shipping port and then shipped to our location in Canada before we can fulfill orders from our customers.

Lightcollar’s business plan calls for a website containing a catalogue, specifications and other information to inform potential customers, regarding our product(s).  Customers will order pendants through our website.  We will ship our pendants directly to our customers.  The cost of shipping will be paid by the customers at the time they order and pay for the pendant(s) via our website.

Although Lightcollar intends to sell its product(s) primarily through its website, the Company’s business plan also contemplates Company representatives attending tradeshows and marketing its product(s) to small retailers at such tradeshows.  The Company’s marketing plan entails locating customers and marketing its website by advertising through various mediums including; newspapers, magazines, radio, television, and affiliate website promoting (i.e. banner advertising and member/group email promoting).  We also intend to market the website, when operational, (and our product(s)) through as many free sources as possible such-as; online classifieds, online pet-care forums, and pet related newsgroups.

Pet fashion/safety products are a niche product.  Potential customers are typically individuals with a specialized preference or interest in the product.  Lightcollar intends to compete in the marketplace in the U.S. and Canada based on reputation, product quality, ease of shopping experience and price.  Since we do not currently have a reputation, we intend to associate ourselves with a reputable product supplier.  By associating with a reputable product supplier, Lightcollar will endeavor to provide quality products created by one or more firms with a proven record of producing quality products.  In so far as price is concerned, Lightcollar plans to provide a product at a price that is competitive with any similar products sold and or produced domestically.

Competition

Our research has identified several companies currently manufacturing and/or supplying an illuminated pendant for pets in Asia and also now in North America.

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

Although there are now several companies in North America offering an illuminates pet collar pendant, we believe Lightcollar can be among the initial handful of companies to introduce such products into our target market areas.  Although we have discovered that Americans do spend over $14 billion annually on toys, treats, and grooming; there is no guarantee that Lightcollar will be able to compete effectively with an unproven product and no definite understanding of the competitive factors.

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

The Company currently has no employees and has no plans to hire any employees during the next twelve (12) months of operation.  For at least the next 12 months, other than the Company’s sole officer and director, Lightcollar intends to use contracted services to conduct all aspects of its business.

Research and Development

As we build out our organization, we intend to incorporate a business development component that will be responsible for researching opportunities for growth; such as marketing our product abroad and expanding our shipping and distribution to Europe, and other parts of the world.  Our intended market for at least the next12 months of operations is the U.S. and Canada.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On May 29, 2013, the Company was assigned the ticker symbol LCLL and is traded on the OTC Bulletin Board.  However, as of the date of this report, no trading market has developed.

As of June 15, 2013, we had 37 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2013, we did not issue any securities that were not registered under the Securities Act of 1933.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

We have limited active operations and have generated no operating revenues to date.  We incurred operating expenses of $34,074 for the year ended March 31, 2013, compared to $45,584 for the year ended March 31, 2012.  These expenses consisted of general operating and selling expenses in connection with the day to day operation of our business and professional fees for preparation and filing of our periodic filings with the Commission.

Our net loss for the year ended March 31, 2013, was $34,184, compared to $ $45,734 for the year ended March 31, 2012.

Cash provided by financing activities for the year ended March 31, 2013, was $38,841, compared to $23,248 for the year ended March 31, 2012.  We received our initial funding of $20,000 through the sale of common stock to our sole officer and director, Colin Mills.  Mr. Mills purchased 2,000,000 shares of our common stock at $0.01 per share on March 25, 2011, for $20,000.  We have received a total of $36,500 through the sale of our common stock under our Prospectus, dated September 15, 2011, and filed as part of our S-1 Registration Statement.  The offering under our Prospectus was closed on September November 19, 2012.

Capital and Liquidity

We had cash assets of $609 at March 31, 2013.  We have only common stock as our capital resource.  We will be reliant upon debt and/or additional equity financing to fund any future operations.  We have not secured any additional sources of debt and/or equity financings.

We are subject to the reporting requirements of the Securities Exchange Act of 1934 and we will incur ongoing expenses associated with professional fees for accounting, auditing, legal and other expenses related to the preparation and filing of our periodic reports and any current reports on Form 8-K proxy statements and/or other filings required with the SEC or other regulatory bodies.  We estimate that these accounting, legal and other professional costs could range from $15,000 or more per year, and will be higher if our business volume and activity increases, but lower during the initial years of reporting because our overall business volume will be lower.

Long-Term Debt

At March 31, 2013, the Company had no long-term debt.  We may borrow money in the future to finance our future operations.  Any such borrowing will increase the risk of loss to the investor in the event we are unsuccessful in repaying such loans.

We may issue additional shares of our capital stock, in addition to those previously registered via Form S-1, to finance our future operations, although the Company does not currently contemplate doing so.  Any such future issuances will reduce the control of then existing shareholders and may result in substantial additional dilution to our then current shareholders.

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

The Company will not commence sales of any pendants prior to: locating and securing a manufacturer; finalizing a product design; and developing a functional website capable of processing customer orders   Although we have not identified a U.S. or Canadian manufacturer or supplier of these products, we have identified companies that already produce these products in China.  To date, our discussions have been limited to inquiring as to order processes and requirements and requesting a particular manufacturer in China to provide the Company with a preliminary design of a proposed pendant.  We intend to work with our eventual manufacturer to jointly design the pendant(s) we intend to sell.  Alternatively, if we cannot locate a manufacturer that can help us design our product(s) then we may choose a manufacturer that has already designed pendants.  The Company’s President is actively working toward and by the end of calendar year 2013 plans to secure, a producer/supplier; complete (or choose) product design(s); and procure our initial inventory of product. .  With the exception of unit cost, shipping, brokerage and quantity purchasing, our discussions with manufacturers have not identified any additional financial requirements to acquire product to sell to our customers.  The Company expects to commit to an initial level of inventory cost of approximately $2,500 (inclusive of unit cost, shipping, brokerage and quantity purchasing).

Once we have secured a producer/supplier, and upon the receipt of our initial supply of inventory, we can start preparing our website and promotional materials.  Photographing the pendants for promotional use will not be a cost to the company.  The Company’s President has the photography equipment and software necessary for the creation of digital images and as such photographing the products for inclusion on our website and in our other promotional materials will not result in a cost to the Company.  The Company’s President will design the layout of our promotional materials at no cost to the Company.  Lightcollar intends to initially keep the paper printing of its promotional literature to a minimum.  Depending on our available funds secured through operational revenues and/or additional debt and/or equity financings, and also depending up the market acceptance, if any, of our product(s), in the future we will increase our marketing budget as needed.

The Company’s President originally registered the domain name “lightcollar.com” but that domain name has been transferred to the Company.  We intend to develop a website with a catalogue, specifications and other information to inform potential customers of the benefits and particulars of the product and to allow customers to purchase pendants from us.

The Company’s President will design the website at no cost to the Company; however, we expect basic web-hosting services to cost approximately $40 per month and advanced web-hosting services to cost approximately $400 per month.  Basic web-hosting services will not offer any email marketing tools, additional search engine visibility, or enhanced code encryption.  An advanced web-hosting service will allow the company to see precisely what locations our customers are in, as well as provide our customers with the highest level of encryption, premium search-engine visibility, as well as ad space, and spam-free email campaigning.

Lightcollar intends to have a functional website, and to begin actively selling its product(s), by the end of calendar year 2013. The Company initially expects to maintain its own basic website at a cost of approximately $40 per month and then to secure advanced hosting services at a cost of approximately $400 per month going forward.

Once the website has been developed and is operational, we intend to market the website utilizing all of the free online marketing that we are able to source as well as paid advertising.  During calendar year 2013, we expect to spend between $1,000 and $20,000 on advertising our website and product(s).

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

Initially we intend to market our product(s) throughout the U.S. and Canada and conduct sales primarily via the internet.  We also intend to expand our revenues by selling to other retailers, taking orders at trade shows and generating interest through word of mouth.  We intend to grow the business throughout Canada and the United States as demand warrants.  We have no plans to expand the region of operation until such time as we have developed the North American business and built a strong and effective organization.  We do not intend to market our business outside of the U.S. and Canada during the next 12 months.  As we build out our organization, we intend to incorporate a business development component that will be responsible for researching opportunities for growth; such as, marketing our product abroad and expanding our shipping and distribution to Europe, and other parts of the world.

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

MARCH 31, 2013

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

          Page(s)

    Report of Independent Registered Public Accounting Firm

1

    Balance Sheets as of March 31, 2013 and 2012

2

    Statements of Operations for the Years Ended March 31, 2013 and

2012 and from March 22, 2011 (Inception) to March 31, 2013

3

   Statement of Changes in Stockholders’ Equity (Deficit) from March 22,

     2011 (Inception) to March 31, 2013

4

    Statements of Cash Flows for the Years Ended March 31, 2013 and 2012

      and from March 22, 2011 (Inception) to March 31, 2013

5

    Notes to Financial Statements

6-11

 Report of Independent Registered Public Accounting Firm

Board of Directors
Lightcollar, Inc.

We have audited the accompanying balance sheets of Lightcollar, Inc. (A Development Stage Company) (“the Company”) as of March 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended March 31, 2013 and 2012, and the period from March 22, 2011 (inception) to March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Lightcollar, Inc. as of March 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended March 31, 2013 and 2012, and the period from March 22, 2011 (inception) to March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

DeCoria, Maichel & Teague, PS

Spokane, Washington

June 18, 2013

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
	March 31,	March 31,
	2013	2012
Current Assets
Cash	$ 609	$ 25
Total Current Assets	609	25

TOTAL ASSETS	$ 609	$ 25

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities
Accounts payable	$ 450	$ 4,523
Loans from stockholders	25,589	5,248
Total Current Liabilities	26,039	9,771

Total Liabilities	26,039	9,771

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 20,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized and
5,650,000 and 3,800,000 shares outstanding at March 31, 2013 and
March 31, 2012, respectively	5,650	3,800
Additional paid-in capital	50,850	34,200
Deficit accumulated during the development stage	(81,930)	(47,746)

Total Stockholders' Deficit	(25,430)	(9,746)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 609	$ 25

The accompanying notes are an integral part of these financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	From March 22,
	March 31,	March 31,	2011 (Inception) to
	2013	2012	March 31, 2013

OPERATING EXPENSES
Organizational expenses	$ -	$ -	$ 2,012
Taxes and licenses	-	800	800
Office expenses	95	-	95
Accounting	14,061	20,115	34,176
Legal expenses	16,149	24,421	40,570
Marketing	-	165	165
Outside services	3,739	-	3,739
Internet expenses	30	83	113
Total Operating Expenses	34,074	45,584	81,670

OTHER EXPENSES
Interest	(110)	(150)	(260)
Total Other Expenses	(110)	(150)	(260)

NET LOSS	$ (34,184)	$ (45,734)	$ (81,930)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.01)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	4,755,753	2,865,027

The accompanying notes are an integral part of these financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Deficit Accumulated	Stockholders'
			Paid-in Capital	During the Develop-	Equity (Deficit)
	Shares	Amount		ment Stage
March 25, 2011 sale of 2,000,000
shares at $.01 per share	2,000,000	$ 2,000	$ 18,000	$ -	$ 20,000
March 22 through March 31, 2011 loss	-	-	-	(2,012)	(2,012)
Balance, March 31, 2011	2,000,000	2,000	18,000	(2,012)	17,988
September 27, 2011 sale of 800,000
shares at $.01 per share	800,000	800	7,200	-	8,000
October 17, 2011 sale of 1,000,000
shares at $.01 per share	1,000,000	1,000	9,000	-	10,000
Net loss	-	-	-	(45,734)	(45,734)
Balance, March 31, 2012	3,800,000	3,800	34,200	(47,746)	(9,746)
September 4, 2012 sale of 1,400,000
shares at $.01 per share	1,400,000	1,400	12,600	-	14,000
November 27, 2012 sale of 450,000
shares at $.01 per share	450,000	450	4,050	-	4,500
Net loss	-	-	-	(34,184)	(34,184)
Balance, March 31, 2013	5,650,000	$ 5,650	$ 50,850	$ (81,930)	$ (25,430)

The accompanying notes are an integral part of these financial statements.

4

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	From March 22,
	March 31,	March 31,	2011 (Inception) to
	2013	2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (34,184)	$ (45,734)	$ (81,930)

Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(4,073)	4,523	450
Net cash used in operating activities	(38,257)	(41,211)	(81,480)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	20,341	5,248	25,589
Sale of stock for cash	18,500	18,000	56,500
Net cash provided by financing activities	38,841	23,248	82,089

NET INCREASE (DECREASE) IN CASH	584	(17,963)	609

CASH - BEGINNING OF PERIOD	25	17,988	-

CASH - END OF PERIOD	$ 609	$ 25	$ 609

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$ 110	$ 150	$ 260

The accompanying notes are an integral part of these financial statements.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could then differ from those estimates.  There are no such estimates or assumptions incorporated in the financial statements.

Cash

Cash consists of currency on hand, demand deposits at commercial banks, or funds held in trust and available upon demand.  The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Start-up Costs

In accordance with ASC 720-15-20, “Start-up Activities,” the Company expensed all costs incurred in connection with the start-up and organization of the Company.

Domain Name Transfer

In accordance with ASC 845-30-10 a nonmonetary asset received in a nonreciprocal transfer is recorded at the fair value of the asset received.  A transfer of a nonmonetary asset to a stockholder or to another entity in a nonreciprocal transfer is recorded at the fair value of the asset transferred.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

Furthermore, in accordance with ASC 845-10-50-1 an entity that engages in one or more nonmonetary transactions during a period shall disclose in financial statements for the period all of the following:

a.

The nature of the transactions;

b.

The basis of accounting for the asset(s) transferred; and

c.

Gains or losses recognized on transfers.

The domain name, “lightcollar.com,” was transferred to us from our sole Officer and Director on July 6, 2011 and had only a nominal fair value.  The transfer was accounted for as a nonreciprocal transfer under ASC 845-10-30-1.  The transfer of $45 and renewals of $38 on January 5, 2012, and $30 on December 20, 2012, were recorded as internet expense of $113 as of March 31, 2013.

Office Space and Labor

The Company’s sole Officer and Director provides the labor required to execute the business plan and supplies the necessary office space and facilities for the initial period of operations.  The Company recognizes the fair value of services and office space provided by our sole Officer and Director as contributed capital in accordance with ASC 225-10-S99-4.  From inception (March 22, 2011) through March 31, 2013, the fair value of services and office space provided was estimated to be nil.

Net Income or (Loss) Per Share of Common Stock

Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average shares outstanding for the period.  Diluted earnings per share reflects the potential dilution due to other securities outstanding which could affect the number of common shares upon exercise. The Company has no potentially dilutive securities, such as options, warrants or convertible bonds, currently issued and outstanding.  Consequently, basic and diluted shares are the same, as presented in the Statements of Operations.

Recently Enacted Accounting Standards

The Company has evaluated new accounting standards issued through March 31, 2013.  None of the updates for the period has applicability to the Company or their effect on the financial statements would not have been significant.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

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

                March 31, 2013     March 31, 2012

   Cash (Input Level 1)                       $    609

    $    25

NOTE 3-

LOANS FROM STOCKHOLDERS

The Company’s President and sole Director and another stockholder have advanced funds for Company expenses as unsecured loans from related parties.  The loans are payable on demand and therefore classified as current liabilities.  The total of loans payable to stockholders was $25,589 and $5,248 as of March 31, 2013 and 2012, respectively.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 4-

INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from March 22, 2011, (date of inception) through March 31, 2013, of approximately $81,930 will begin to expire in 2031.  Accordingly, deferred tax assets of approximately $28,676 were offset by the valuation allowance based on an estimated tax rate of 35%.  Under Canadian tax laws, tax returns filed for the fiscal years ended March 31, 2011 and 2012 are open to examination.

The Company has no tax positions at March 31, 2013, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from March 22, 2011, (inception) to March 31, 2013, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at March 31, 2013.

NOTE 5 -

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of March 31, 2013, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

Common Stock

As of March 31, 2013, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. 5,650,000 shares have been sold.

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

On September 4, 2012, the Company sold 1,400,000 shares at $0.01 per share for $14,000.  The proceeds were used for administrative expenses.

On November 27, 2012, the Company sold 450,000 shares at $0.01 per share for $4,500.  The proceeds were used for administrative expenses.

The inception-to-date loss of $81,930 less the $56,500 stock sale proceeds yields a stockholder’s deficit of $25,430 as of March 31, 2013.

NOTE 6 -

COMMON STOCK OFFERING

The Company authorized, in its S-1 Registration, a common stock offering of a maximum of 10,000,000 shares at a price of $0.01 per share for gross proceeds of $100,000 to be used for administrative expenses and execution of the Company’s business plan.  Subscriptions under the offering as of March 31, 2013 totaled 3,650,000 shares for a total of $36,500 received.  The offering was closed as of December 31, 2012.

NOTE 7 -

FOREIGN CURRENCY TRANSLATION

Since the Company may operate in Canada there is potential for transactions denominated in Canadian dollars, although no material transactions occurred as of March 31, 2013.  Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of the reporting date.  Since the Company has identified US Dollars as the functional currency, the effect of change in exchange rates from the transaction dates to the reporting date, for assets and liabilities, is reported as a non-operating Foreign Currency Gain or Loss.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

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

.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2013, was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name and age of each individual who was a director or executive officer of Lightcollar as of the date of this annual report, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Name	Age	Position with the Company	Term Of Office
Colin Mills	35	President/Secretary/Treasurer/Director	March 25, 2011 - Present

Biographical Information

Colin Mills, Founder, sole Director, President, Secretary and Treasurer. Age 35.  Term of service commenced March 25, 2011, effective for one year – renewable.

Mr. Mills has 12 years of experience working with the public in customer service and retail sales rolls.  He has two years of formal education from the University of the Fraser Valley and is an experienced website developer and administrator.  In 2002 and 2003 Mr. Mills worked with Dynasty International Corporation: he created and maintained their website as well as held the positions of Secretary and Treasurer.  He has 17 years’ experience working directly with people in his community and spends much of his time working with computers and learning various software programs.  Through word of mouth commendations, Mr. Mills has found success working as a private computer consultant in varying capacities over the past ten years.

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

Presently, Mr. Mills devotes sixty percent (60%) of his work day to his computer consulting business which enables him to learn and maintain a relevant understanding of current software integration.

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

Code of Ethics

As of March 31, 2013, we have not yet adopted a Code of Ethics.

ITEM 11.

EXECUTIVE COMPENSATION

((a) The following table sets forth information concerning the total compensation paid or accrued by us for the fiscal years ended March 31, 2013 and March 31, 2012, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal years ended March 31, 2013 and 2012; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal years ended March 31, 2013 and 2012; and (iii) all individuals that served as executive officers of ours at any time during the fiscal years ended March 31, 2013 and 2012, that received annual compensation during the fiscal years ended March 31, 2013 and 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Collin Mills, Pres., CEO, CFO, Sec., Treasurer	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Director Compensation

Our director does not receive any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments.  During the period ended March 31, 2013, there were no other arrangements between us and our director that resulted in our making payments to our director for any services provided to us by him as a director.

Stock Option Grants

As of the date of this Report, the Company has not granted any stock options.

Employment Agreements

We do not have any employment or consultant agreements.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the Company's officer, director, and persons who own more than five percent of the Company's common stock as of March 31, 2013.  Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock as of March 31, 2013.

Amount and Nature of Beneficial Ownership as of March 31, 2013.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal year ended March 31, 2013 and 2012, is set forth in the table below:

Fee Category	Fiscal year ended March 31, 2013	Fiscal year ended March 31, 2012

Audit fees (1)		$9,524
Audit-related fees (2)		3,855
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees		$13,379

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

Date:  June 24 2013

LIGHTCOLLAR, INC.

By

Name:

Colin Mills

Title:

President, Chief Financial Officer and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
	President, CEO, CFO, Director	June 24, 2013
Colin Mills