Form 10-Q
period 2013-06-30
LIGHTCOLLAR, INC.
filed 2013-08-16
CIK 1520118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

x

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

o

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-103621

LIGHTCOLLAR, INC.

NEVADA	42-1771342
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 973, #264

3rd Ave. West

SK, CANADA S0K 4L0

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

As of June 30, 2013, the Company had 5,650,000 shares of its common stock issued and outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  14

Item 4. Controls and Procedures.

15

PART II — OTHER INFORMATION

16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 6. Exhibits

16

SIGNATURES

17

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2013

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

(UNAUDITED)

          Page(s)

    Balance Sheets as of June 30, 2013 (Unaudited) and March 31, 2013

       5

    Statements of Operations for the Three Months Ended June 30, 2013

and 2012 and for the Period from March 22, 2011, (Inception) to

June 30, 2013

       6

    Statements of Cash Flows for the Three Months Ended June 30, 2013

and 2012 and for the Period from March 22, 2011, (Inception) to

June 30, 2013

     7

    Notes to Financial Statements

     8-13

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
	June 30,	March 31,
	2013	2013
	(Unaudited)
Current Assets
Cash	$ -	$ 609
Prepaid expenses and deposits	10,000	-
Total Current Assets	10,000	609

TOTAL ASSETS	$ 10,000	$ 609

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities
Accounts payable	$ 549	$ 450
Loans from stockholders	40,188	25,589
Total Current Liabilities	40,737	26,039

Total Liabilities	40,737	26,039

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 20,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized,
5,650,000 shares issued and outstanding	5,650	5,650
Additional paid-in capital	50,850	50,850
Deficit accumulated during the development stage	(87,237)	(81,930)

Total Stockholders' Deficit	(30,737)	(25,430)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 10,000	$ 609

The accompanying notes are an integral part of these  financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		From March 22,
			2011, (Inception) to
	2013	2012	June 30, 2013

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	2,012
Taxes and licenses	550	-	1,350
Office expenses	-	95	95
Accounting	4,000	3,860	38,176
Legal expenses	307	3,461	40,877
Marketing	-	-	165
Outside services	450	-	4,189
Internet expenses	-	-	113
Total Operating Expenses	5,307	7,416	86,977

OTHER EXPENSES
Interest	0	(110)	(260)
Total Other Expenses	-	(110)	(260)

NET LOSS	$ (5,307)	$ (7,526)	$ (87,237)

NET LOSS PER SHARE - BASIC AND DILUTED	$ Nil	$ Nil

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,650,000	3,800,000

The accompanying notes are an integral part of these  financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASHFLOWS

(UNAUDITED)

	Three Months Ended June 30,		From March 22,
			2011, (Inception) to
	2013	2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,307)	$ (7,526)	$ (87,237)

Changes in operating assets and liabilities
Increase (decrease) in accounts payable	99	(2,080)	549
(Increase) in prepaid expenses	(10,000)	(476)	(10,000)
Net cash used in operating activities	(15,208)	(10,082)	(96,688)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	14,599	10,057	40,188
Sale of stock for cash	-	-	56,500
Net cash provided by financing activities	14,599	10,057	96,688

NET DECREASE IN CASH	(609)	(25)	-

CASH - BEGINNING OF PERIOD	609	25	-

CASH - END OF PERIOD	$ -	$ -	$ -

The accompanying notes are an integral part of these  financial statements.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013 (UNAUDITED)

NOTE 1 -

ORGANIZATION AND BASIS OF PRESENTATION

Lightcollar, Inc. (the “Company” or “Lightcollar”) was incorporated on March 22, 2011, under the laws of the State of Nevada.  The business purpose of the Company is to resell an illuminated pet collar pendant through the Company’s website, Lightcollar.com.  The website will be a promotional center for the product.  The Company has selected March 31 as its fiscal year end.

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain all the information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the March 31, 2013, audited financial statements and the accompanying notes thereto.  Operating results for the three months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the full year ending March 31, 2014.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

NOTE 2 -

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

JUNE 30, 2013 (UNAUDITED)

NOTE 2 -

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

The domain name, “lightcollar.com,” was transferred to us from our sole Officer and Director on July 6, 2011 and had only a nominal fair value.  The transfer was accounted for as a nonreciprocal transfer under ASC 845-10-30-1.  The transfer of $45 and annual renewals that occurred on January 5, 2012 and December 31, 2012, in the amounts of $38 and $30, respectively, were recorded as internet expense of $113 as of June 30, 2013.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities for the initial period of operations.  The Company will recognize the fair value of services and office space provided by our sole Officer and Director as contributed capital in accordance with ASC 225-10-S99-4.  From inception (March 22, 2011) through June 30, 2013, the fair value of services and office space provided was estimated to be nil.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013 (UNAUDITED)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (CONTINUED

Recently Enacted Accounting Standards

The Company has evaluated new accounting standards through June 30, 2013.  None of the updates for the period has applicability to the Company or their effect on the financial statements would not have been significant.

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

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013 (UNAUDITED)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (CONTINUED

Financial Instruments

Our financial instruments consist principally of cash and a loan from our sole officer and director (for which fair value is considered to be face value).  The table below sets forth our assets and liabilities measured at fair value, on a recurring basis, and the fair value calculation input hierarchy level that we have determined applies to each category.

        June 30, 2013        March 31, 2013

   Cash (Input Level 1)              $   0

$   609

NOTE 3 -

LOANS FROM STOCKHOLDERS

The Company’s President and sole Director and another stockholder have advanced funds for Company expenses as unsecured loans.  The loans are payable on demand and therefore classified as current liabilities.  The total of loans from stockholders was $40,188 and $25,589 as of June 30, 2013 and March 31, 2013, respectively.

NOTE 4 -

INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Tax operating losses generated during the period from March 22, 2011, (date of inception) through June 30, 2013, of $87,237 will begin to expire in 2031.  Considering an effective tax rate of 35%, a deferred tax asset of approximately $30,533 is present, although fully offset by the valuation allowance.

The Company has no tax positions at June 30, 2013, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013 (UNAUDITED)

NOTE 5 -

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2013, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

Common Stock

As of June 30, 2013, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. 5,650,000 shares have been sold.

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

The inception-to-date loss of $87,237 less the $56,500 stock sale proceeds yields a stockholder’s deficit of $30,737 as of June 30, 2013.

NOTE 6 -

FOREIGN CURRENCY TRANSLATION

Since the Company may operate in Canada there is potential for transactions denominated in Canadian dollars, although no material transactions occurred as of June 30, 2013.  Assets and liabilities denominated in Canadian dollars are revalued to the United States dollar equivalent as of the reporting date.  Since the Company has identified US Dollars as the functional currency, the effect of change in exchange rates from the transaction dates to the reporting date, for assets and liabilities, is reported as a non-operating Foreign Currency Gain or Loss.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013 (UNAUDITED)

NOTE 7 -

GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred an operating deficit since its inception, is in the development stage, has generated no operating revenue, and has negative working capital of $30,737. These items raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 8 -

SUBSEQUENT EVENT

On June 21, 2013, the Company placed a $10,000 deposit with its application for Depository Trust Company membership.  The application is in process as of June 30, 2013.  As of the date of submission of these financial statements the application has not been approved.

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

To produce the pendants, the Company plans to build a working relationship with an already established computer numerical control (“CNC”) production machining company.  CNC machining is the preferred method for manufacturing small precision devices.  Although we have not identified a U.S. or Canadian manufacturer or supplier of these products, we have identified companies that already produce these products in China.  We have inquired of these manufacturers as to purchasing processes and requirements and requesting a preliminary design of a proposed pendant.  After choosing a manufacturer we intend to jointly design, with the manufacturer, our proposed pendant(s).  If we cannot locate a manufacturer that can help us design our product(s) we may choose a manufacturer and an existing design provided by that manufacturer.  The Company’s sole officer and director is tasked with locating a suitable manufacturer and progressing on creating/obtaining a pendant design.

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

For the period from inception (March 22, 2011) through June 30, 2013, the Company had not generated any operating revenues and had a net loss of $(87,237).  As at June 30, 2013, we had total assets, consisting of prepaid expenses and deposits, of $10,000, compared to total assets as at March 31, 2013 of $609, consisting solely of cash on hand.

Going Concern Consideration

Our external auditors issued a going concern opinion on our March 31, 2013, audited financial statements that raises substantial doubt about our ability to continue as a going concern for the next 12 months given our current financial position. We have minimal assets and have achieved no operating revenues since our inception.  We have depended on loans from our sole officer and director, and sales of equity securities for funds to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings and/or loans from our sole officer and director to continue our operations. The financing may take the form of sales of debt or equity securities, and/or loans from our sole officer and director or from third parties. There is no assurance that any additional financing, if required, will be available, or available on terms favorable and/or acceptable to us.

Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements that have: or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, Lightcollar carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) under the supervision and with the participation of Lightcollar’s President (its principal executive officer) and Treasurer (its principal financial officer).  Based on; and as of the date of such evaluation, the aforementioned officers have concluded that Lightcollar’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no significant changes in Lightcollar’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2013.  There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No securities were sold during the quarter ended June 30, 2013, that were not registered under the Securities act.

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

                         LIGHTCOLLAR, INC.

August 15, 2013

/s/ Colin Mills

Date

                               COLIN MILLS, PRESIDENT, Treasurer, Principal Executive Officer and Principal Financial Officer