Form 10-Q
period 2013-09-30
LIGHTCOLLAR, INC.
filed 2013-11-13
CIK 1520118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

x

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

o

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

As of September 30, 2013, the Company had 5,650,000 shares of its common stock issued and outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  12

Item 4. Controls and Procedures.

13

PART II — OTHER INFORMATION

14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 6. Exhibits

14

SIGNATURES

15

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2013

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

(UNAUDITED)

          Page(s)

    Balance Sheets as of September 30, 2013 (Unaudited) and March 31, 2013

       5

    Statements of Operations for the Three and Six Months Ended

September 30, 2013 and 2012 and for the Period from March 22, 2011,

(Inception) to September 30, 2013

       6

    Statements of Cash Flows for the Six Months Ended September 30, 2013

and 2012 and for the Period from March 22, 2011, (Inception) to

September 30, 2013

     7

    Notes to Financial Statements

     8-11

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
	September 30,	March 31,
	2013	2013
	(Unaudited)
Current Assets
Cash	$ -	$ 609
Prepaid expenses and deposits	2,000	-
Total Current Assets	2,000	609

TOTAL ASSETS	$ 2,000	$ 609

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities
Accounts payable	$ 300	$ 450
Loans from stockholders	45,662	25,589
Total Current Liabilities	45,962	26,039

Total Liabilities	45,962	26,039

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 20,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized,
5,650,000 shares issued and outstanding	5,650	5,650
Additional paid-in capital	50,850	50,850
Deficit accumulated during the development stage	(100,462)	(81,930)

Total Stockholders' Deficit	(43,962)	(25,430)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,000	$ 609

The accompanying notes are an integral part of these financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended			Six Months Ended	From March 22,
	September 30,			September 30,	2011, (Inception) to
	2013	2012	2013	2012	September 30, 2013

INCOME	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	-	-	2,012
Taxes and licenses	-	-	550	-	1,350
Office expenses	-	-	-	95	95
Accounting	4,775	4,856	8,775	8,716	42,951
Legal expenses	-	5,750	307	9,211	40,877
Marketing	-	-	-	-	165
Outside services	450	-	900	-	4,639
Memberships	8,000	-	8,000	-	8,000
Internet expense	-	-	-	-	113
Total Operating Expenses	13,225	10,606	18,532	18,022	100,202

OTHER EXPENSES
Interest	-	-	-	(110)	(260)
Total Other Expenses	-	-	-	(110)	(260)

NET LOSS	$ (13,225)	$ (10,606)	$ (18,532)	$ (18,132)	$ (100,462)

NET LOSS PER SHARE - BASIC AND DILUTED	Nil	Nil	Nil	Nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,650,000	4,210,870	5,650,000	4,006,557

The accompanying notes are an integral part of these financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended		From March 22,
	September 30,		2011, (Inception) to
	2013	2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (18,532)	$ (18,132)	$ (100,462)

Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(150)	(4,443)	300
(Increase) in prepaid expenses and deposits	(2,000)	-	(2,000)
Net cash used in operating activities	(20,682)	(22,575)	(102,162)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	20,073	20,310	45,662
Sale of stock for cash	-	14,000	56,500
Net cash provided by financing activities	20,073	34,310	102,162

NET INCREASE (DECREASE) IN CASH	(609)	11,735	-

CASH - BEGINNING OF PERIOD	609	25	-

CASH - END OF PERIOD	$ -	$ 11,760	$ -

The accompanying notes are an integral part of these financial statements.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 (UNAUDITED)

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

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain all the information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the March 31, 2013, audited financial statements and the accompanying notes thereto.  Operating results for the six months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the full year ending March 31, 2014.

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

SEPTEMBER 30, 2013 (UNAUDITED)

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

The domain name, “lightcollar.com,” was transferred to us from our sole Officer and Director on July 6, 2011 and had only a nominal fair value.  The transfer was accounted for as a nonreciprocal transfer under ASC 845-10-30-1.  The transfer of $45 and renewals on January 5, 2012, and December 31, 2012, in the amounts of $38 and $30, respectively, were recorded as internet expense of $113.

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities for the initial period of operations.  The Company will recognize the fair value of services and office space provided by our sole Officer and Director as contributed capital in accordance with ASC 225-10-S99-4.  From inception (March 22, 2011) through September 30, 2013, the fair value of services and office space provided was estimated to be nil.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (CONTINUED

Recently Enacted Accounting Standards

The Company has evaluated new accounting standards through September 30, 2013.  None of the updates for the period has applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3-

LOANS FROM STOCKHOLDERS

The Company’s President and sole Director and another stockholder have advanced funds for Company expenses as unsecured loans.  The loans are payable on demand and therefore classified as current liabilities.  The total of advances payable to stockholders was $45,662 as of September 30, 2013.

NOTE 4 -

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of September 30, 2013, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

Common Stock

As of September 30, 2013, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. 5,650,000 shares have been sold.  Following are the stock transactions for the Company:

On September 4, 2012, the Company received $14,000 for the sale of 1,400,000 shares at $0.01 per share.  The proceeds were used for administrative expenses.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

        SEPTEMBER 30, 2013 (UNAUDITED)

NOTE 4 -

STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

On November 27, 2012, the Company received $4,500 for the sale of 450,000 shares at $0.01 per share.  The proceeds were used for administrative expenses.

The inception-to-date loss of $100,462 less $56,500 stock sale proceeds yields a stockholder’s deficit of $43,962 as of September 30, 2013.

NOTE 5 -

MEMBERSHIP

The Company applied for membership in the Depository Trust Company (DTC), through a broker-dealer agent, in August of 2013.  The agent’s fee, $8,000, is reported as a Membership expense.  An additional $2,000 was paid to the agent for forwarding to DTC upon approval of the application.  The application is pending approval as of September 30, 2013, so the $2,000 is carried as a deposit.

NOTE 6 -

GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company  has incurred an operating deficit since its inception, is in the development stage,  has generated no operating revenue, and has negative working capital of $43,962 as of September 30, 2013. These items raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 7 -

SUBSEQUENT EVENT

Management was notified on October 25, 2013, that the Company is eligible for membership in the Depository Trust Company (DTC).  The $2,000 deposit for the DTC fee will be expensed in the next quarterly report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Lightcollar, Inc. is a Nevada corporation formed on March 22, 2011.  The Company’s operational plan is to develop its business marketing and selling illuminated animal collar pendants for the United States (“U.S.”) and Canadian marketplace.

We are a developmental stage company.  We have never conducted active operations, we have had no operating revenues and we have minimal assets.  We have never declared bankruptcy, been in receivership, or involved in any legal action or proceedings.

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

For the period from inception (March 22, 2011) through September 30, 2013, the Company had not generated any operating revenues and had a net loss of $(100,462).  As at September 30, 2013, we had total assets, consisting of prepaid expenses and deposits, of $2,000, compared to total assets as at September 30, 2012, of $11,760, consisting solely of cash on hand.

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

There were no significant changes in Lightcollar’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2013.  There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No securities were sold during the quarter ended September 30, 2013, which were not registered under the Securities act.

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

                         LIGHTCOLLAR, INC.

November 11, 2013

Date

                               COLIN MILLS, PRESIDENT, Treasurer, Principal Executive Officer and Principal Financial Officer

15