Form 10-Q
period 2013-12-31
LIGHTCOLLAR, INC.
filed 2014-02-14
CIK 1520118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 14, 2014, the Company had 5,650,000 shares of its common stock issued and outstanding.

Table of Contents

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  12

Item 4. Controls and Procedures.

13

PART II — OTHER INFORMATION

14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 6. Exhibits

14

SIGNATURES

15

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2013

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

(UNAUDITED)

          Page(s)

    Balance Sheets as of December 31, 2013 (Unaudited) and March 31, 2013

       5

    Statements of Operations (Unaudited) for the Three and Nine Months Ended

December 31, 2013 and 2012 and for the Period from March 22, 2011,

(Inception) to December 31, 2013

       6

    Statements of Cash Flows (Unaudited) for the Nine Months Ended December

31, 2013 and 2012 and for the Period from March 22, 2011, (Inception) to

December 31, 2013

     7

    Notes to the Unaudited Financial Statements

     8-11

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
	December 31,	March 31,
	2013	2013
	(Unaudited)
Current Assets
Cash	$ -	$ 609
Total Current Assets	-	609

TOTAL ASSETS	$ -	$ 609

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities
Accounts payable	$ 5,093	$ 450
Loans from stockholders	48,812	25,589
Total Current Liabilities	53,905	26,039

Total Liabilities	53,905	26,039

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 20,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized,
5,650,000 shares issued and outstanding	5,650	5,650
Additional paid-in capital	50,850	50,850
Deficit accumulated during the development stage	(110,405)	(81,930)

Total Stockholders' Deficit	(53,905)	(25,430)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ 609

The accompanying notes are an integral part of these financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended			Nine Months Ended	From March 22,
	December 31,			December 31,	2011, (Inception) to
	2013	2012	2013	2012	December 31, 2013

INCOME	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	-	-	2,012
Taxes and licenses	-	-	550	-	1,350
Office expenses	-	-	-	95	95
Accounting	2,700	2,745	11,475	11,461	45,651
Legal expenses	4,793	4,369	5,100	13,580	45,670
Marketing	-	-	-	-	165
Outside services	450	3,289	1,350	3,289	5,089
Memberships	2,000	-	10,000	-	10,000
Internet expense	-	30	-	30	113
Total Operating Expenses	9,943	10,433	28,475	28,455	110,145

OTHER EXPENSES
Interest	-	-	-	(110)	(260)
Total Other Expenses	-	-	-	(110)	(260)

NET LOSS	$ (9,943)	$ (10,433)	$ (28,475)	$ (28,565)	$ (110,405)

NET LOSS PER SHARE - BASIC AND DILUTED	Nil	Nil	Nil	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	5,650,000	5,371,196	5,650,000	4,463,091

The accompanying notes are an integral part of these financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended		From March 22,
	December 31,		2011, (Inception) to
	2013	2012	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (28,475)	$ (28,565)	$ (110,405)

Changes in operating assets and liabilities
Increase (decrease) in accounts payable	4,643	(4,373)	5,093
Net cash used in operating activities	(23,832)	(32,938)	(105,312)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	23,223	20,341	48,812
Sale of stock for cash	-	18,500	56,500
Net cash provided by financing activities	23,223	38,841	105,312

NET INCREASE (DECREASE) IN CASH	(609)	5,903	-

CASH - BEGINNING OF PERIOD	609	25	-

CASH - END OF PERIOD	$ -	$ 5,928	$ -

The accompanying notes are an integral part of these financial statements.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 (UNAUDITED)

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

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain all the information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the March 31, 2013, audited financial statements and the accompanying notes thereto.  Operating results for the nine months ended December 31, 2013, are not necessarily indicative of the results that may be expected for the full year ending March 31, 2014.

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

DECEMBER 31, 2013 (UNAUDITED)

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

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities for the initial period of operations.  The Company will recognize the fair value of services and office space provided by our sole Officer and Director as contributed capital in accordance with ASC 225-10-S99-4.  From inception (March 22, 2011) through December 31, 2013, the fair value of services and office space provided was estimated to be nil.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED

Recently Enacted Accounting Standards

The Company has evaluated new accounting standards through December 31, 2013.  None of the updates for the period has applicability to the Company or their effect on the financial statements would not have been significant.

Net Income or (Loss) Per Share of Common Stock

The Company follows financial accounting standards, which provide for “basic” and “diluted” earnings per share.  Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average shares outstanding; basic and diluted, for the period.  Diluted earnings per share reflects the potential dilution due to other securities outstanding which could affect the number of common shares upon exercise. The Company has no potentially dilutive securities, such as options, warrants or convertible bonds, currently issued and outstanding.  Consequently, basic and diluted shares are the same, as presented in the Statements of Operations.

NOTE 3-

LOANS FROM STOCKHOLDERS

The Company’s President and sole Director and another stockholder have advanced funds for Company expenses as unsecured loans.  The loans are payable on demand and therefore classified as current liabilities.  The total of advances payable to stockholders was $48,812 as of December 31, 2013.

NOTE 4 -

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of December 31, 2013, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

Common Stock

As of December 31, 2013, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. 5,650,000 shares have been sold.

No sales of stock have occurred during the nine months ending December 31, 2013.

LIGHTCOLLAR, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

        DECEMBER 31, 2013 (UNAUDITED)

NOTE 4 -

STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

The inception-to-date loss of $110,405 less $56,500 stock sale proceeds yields a stockholder’s deficit of $53,905 as of December 31, 2013.

NOTE 5 -

MEMBERSHIP

The Company applied for membership in the Depository Trust Company (DTC), through a broker-dealer agent, in August of 2013.  The agent’s fee, $8,000, is reported as a Membership expense.  An additional $2,000 was paid to the agent for forwarding to DTC upon approval of the application.  The application was approved on October 25, 2013, so the $10,000 is reported as a Membership expense..

NOTE 6 -

GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company  has incurred an operating deficit since its inception, is in the development stage,  has generated no operating revenue, and has negative working capital of $53,905 as of December 31, 2013. These items raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing, loans from stockholders and sales of the Lightcollar pendants.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Lightcollar, Inc. is a Nevada corporation formed on March 22, 2011.  The Company’s operational plan is to develop its business of marketing and selling illuminated animal collar pendants for the United States (“U.S.”) and Canadian marketplace.

We are a developmental stage company.  We have never conducted active operations, we have had no operating revenues and we have minimal assets.  We have never declared bankruptcy, been in receivership, or involved in any legal action or proceedings.

Lightcollar is building a business as a marketer and retailer of illuminated pet collar pendants.  The pendants are comprised of a water-proof haul, battery, light source, illuminating lens, switch and latch.

To produce the pendants, the Company plans to build a working relationship with an already established computer numerical control (“CNC”) production machining company.  CNC machining is the preferred method for manufacturing small precision devices.  Although we have not identified a U.S. or Canadian manufacturer or supplier of these products, we have identified companies that already produce these products in China.  We have inquired of these manufacturers related to obtaining a preliminary design and purchasing processes.  After choosing a manufacturer we intend to jointly design, with the manufacturer, our proposed pendant(s).  If we cannot locate a manufacturer that can help us design our product(s) we may choose a manufacturer with an existing design and use the existing design provided by that manufacturer.  The Company’s sole officer and director is tasked with locating a suitable manufacturer and creating/obtaining a pendant design.

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

Our plan of operation is to design, market and sell, as an online retailer, an illuminated pet collar pendant in the U.S. and Canadian market.  The Company will not commence sales of any pendants prior to: locating and securing a manufacturer; finalizing a product design; and developing a functional website capable of processing customer orders.  Although we have not identified a U.S. or Canadian manufacturer or supplier of these products, we have identified companies that already produce these products in China.  We have inquired of these manufacturers as to requesting a preliminary design of a proposed pendant and also of their purchasing processes and requirements.  After choosing a manufacturer we intend to jointly design, with the manufacturer, our proposed pendant(s).  If we cannot locate a manufacturer that can help us design our product(s) we may choose a manufacturer and an existing design provided by that manufacturer.

For the period from inception (March 22, 2011) through December 31, 2013, the Company had not generated any operating revenues and had a net loss of $(110,405).  As at December 31, 2013, we had no assets, compared to total assets as at December 31, 2012, of $5,928, consisting solely of cash on hand.

Going Concern Consideration

Our external auditors issued a going concern opinion on our March 31, 2013, audited financial statements that raises substantial doubt about our ability to continue as a going concern for the next 12 months given our current financial position. We have minimal assets and have achieved no operating revenues since our inception.  We have depended upon loans from our sole officer and director, and sales of equity securities for funds to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings and/or loans from our sole officer and director to continue our operations.  Any financings undertaken by us may take the form of sales of debt and/or equity securities, and/or loans from our sole officer and director or from third parties. There is no assurance that any additional financings, if required, will be available, or available on terms favorable and/or acceptable to us.

Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements that have: or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, Lightcollar carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) under the supervision and with the participation of Lightcollar’s President (its principal executive officer) and Treasurer (its principal financial officer).  Based on, and as of the date, of such evaluation, the aforementioned officers have concluded that Lightcollar’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no significant changes in Lightcollar’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2013.  There were no significant deficiencies or additional material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No securities were sold during the quarter ended December 31, 2013, which were not registered under the Securities act.

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

                         LIGHTCOLLAR, INC.

February 11, 2014

/s/ Colin Mills

Date

                               COLIN MILLS, President and Treasurer

15