Form 10-K
period 2014-03-31
LIGHTCOLLAR, INC.
filed 2014-07-02
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_______________

FORM 10-K

_______________

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended March 31, 2014

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

LIGHTCOLLAR, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	333-103621	42-1771342
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

2248 Meridian Blvd Ste H.

Minden, Nevada 89423

Telephone (303) 250-0775

 (Address of Principal Executive Offices, Zip Code & Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes[   ]    No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]    No [   ]

As of July 1, 2014, the registrant had 5,650,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established.

Documents incorporated by reference:  None

LIGHTCOLLAR, INC.

TABLE OF CONTENTS

Part I

        Page  No.

Item 1.

Business

5

Item 1A.

Risk Factors

7

Item 1B.

Unresolved Staff Comments

11

Item 2.

Properties

11

Item 3.

Legal Proceedings

11

Item 4.

Mine Safety Disclosures

11

Part II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

11

Item 6.

Selected Financial Data

13

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

13

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

16

Item 8.

Financial Statements and Supplementary Data

16

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

18

Item 9A.

Controls and Procedures

18

Item 9B.

Other Information

19

Part III

Item 10.

Directors and Executive Officers

21

Item 11.

Executive Compensation

24

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

26

Item 13.

Certain Relationships and Related Transactions

27

Item 14.

Principal Accounting Fees and Services

28

Part IV

Item 15.

Exhibits

29

Signatures

30

Part I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “LCLL”, “LightCollar,” “we”, “us” and “our” are references to Lightcollar, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

Item 1.  Business

History

Lightcollar, Inc. (the Company) was incorporated on March 22, 2011, under the laws of the State of Nevada.  The business purpose of the Company is to resell an illuminated pet collar pendant through the Company’s website, Lightcollar.com.  The website will be a promotional center for the product.  The Company has selected March 31 as it fiscal year end.

On May 22, 2014, the Company increased the number of director positions from one (1) to five (5) directors.

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

Employees and Employment Agreements

The Company currently has no employees. At March 31, 2014, our officers and director, currently devote 4-5 hours per week to company matters.  They have agreed to devote as much time as the board of directors determines is necessary to manage the affairs of the company.  There are no formal employment agreements between the company and our officers or directors.  For at least the next 12 months, other than the Company’s officers and sole director, Lightcollar intends to use contracted services to conduct all aspects of its business.

Research and Development

As we build out our organization, we intend to incorporate a business development component that will be responsible for researching opportunities for growth; such as marketing our product abroad and expanding our shipping and distribution to Europe, and other parts of the world.  Our intended market for at least the next12 months of operations is the U.S. and Canada.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts.  We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

An investment in the Company's common stock involves a high degree of risk. One should carefully consider the following risk factors in evaluating an investment in the Company's common stock. If any of the following risks actually occurs, the Company's business, financial condition, results of operations or cash flow could be materially and adversely affected. In such case, the trading price of the Company's common stock could decline, and one could lose all or part of one's investment. One should also refer to the other information set forth in this report, including the Company's consolidated financial statements and the related notes.

The Accompanying Financial Statements Have Been Prepared Assuming The Company Will Continue As A Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has generated no revenues, has accumulated a loss since formation and currently lacks the capital to effectively pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

We May Continue To Lose Money, And If We Do Not Achieve Profitability, We May Not Be Able To Continue Our Business.

Since our formation, we have generated no revenues from operations, and have incurred expenses and losses.  In addition, we expect to continue to incur operating losses for the foreseeable future.  As a result, we will need to generate sufficient revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.  We expect to have quarter-to-quarter fluctuations in revenues, expenses, losses and cash flow, some of which could be significant.  Results of operations will depend upon numerous factors.  Some of these factors, such as market acceptance of our product and competition, are beyond our control.

The Company Is Subject To The Risks Inherent In The Creation Of A New Business.

The Company is subject to substantially all the risks inherent in the creation of a new business.  The implementation of our business strategy is still in the development stage.  Our business and operations should be considered to be in the development stage and subject to all of the risks inherent in the establishment of a new business venture.  Accordingly, our intended business and operations may not prove to be successful in the near future, if at all.  Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects, and operations and the value of an investment in the Company.

Lightcollar is Considered a Shell Company, And Is Therefore Subject To Certain Restrictions.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Our balance sheet indicates that we have both nominal operations and nominal assets; therefore, we are defined as a shell company.  These rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans.  However, the rules do not prevent us from registering securities pursuant to other available registration statements (including an S-1 registration statement).  Additionally, the rules regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company.  If, in the future, we engage in a transaction which would cause us to cease being a “shell company,” we will, at that time, be required to file a Form 8-K containing the information required pursuant to Regulation S-K and in a registration statement on Form 10, together with required financial information.  In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which restricts re-sales of restricted securities, pursuant to Rule 144, by shareholders of a shell company.

We May Be Subject To Government Laws And Regulations Particular To Our Operations With Which We May Be Unable To Comply.

We may not be able to comply with all current and future government regulations which are applicable to our business.  Our business operations are subject to all government regulations normally incident to conducting business (e.g., occupational safety and health acts, workmen's compensation statutes, unemployment insurance legislation, income tax, and social security laws and regulations, environmental laws and regulations, consumer safety laws and regulations, etc.) as well as to governmental laws and regulations applicable to small public companies and their capital formation efforts.  Although we will make every effort to comply with applicable laws and regulations, we can provide no assurance of our ability to do so, nor can we predict the effect of those regulations on our proposed business activities.  Our failure to comply with material regulatory requirements would likely have an adverse effect on our ability to conduct our business and could result in our cessation of active business operations.

Sale and Export and Import of Products To/From a Foreign Country Has Operational Risks That May Not Be Adequately Covered by Insurance.

We can give no assurance that we will be adequately insured against all risks or that any policies we own at the time a loss occurs will adequately cover any losses.  Furthermore, in the future we may not be able to obtain adequate insurance coverage at reasonable rates.  We may also be subject to claims by customers involving disputes or situations that are beyond our control including but not necessarily limited to, manufacturing defects, delivery delays or failures, or unauthorized disclosures of our customers’ personal information by third parties.  There is also, because of our planned business model as an internet based retailer, the possibility of fraudulent claims or other illicit activities involving our transactions.  Any of these potentialities may give rise to a loss to our Company for which we are not insured, or not adequately insured.

Any Failure To Maintain Adequate Insurance Coverage Could Subject Us To Significant Losses Of Income.

We do not currently carry any liability, business interruption or other insurance, and therefore, we have no protection against any general, commercial and/or liability claims or any other losses that may negatively impact our ability to generate revenues in the future.  Any claims against us or uninsured losses by us will likely have a material adverse effect on our financial condition.  There can be no assurance that we will be able to obtain insurance on reasonable terms, or at all, at any time in the future.

Our Ability to Generate Revenues Depends Primarily On Our Ability To Execute Our Business Plan.

We have not generated any revenues to date.  Our ability to generate any revenues in the future will primarily depend upon our ability to effectively execute our business plan which in turn depends upon our ability to identify, retain and maintain relationships with one or more manufacturers, suppliers, shippers, financial institutions and other necessary third party product or service providers.  We may not be able to identify and maintain the necessary relationships within our industry.  Our ability to execute our business plan also depends on other factors, including the ability to:

1)

negotiate and maintain contracts and agreements with acceptable terms;

2)

hire and train qualified personnel;

3)

maintain marketing and website hosting/development costs at affordable rates; and,

4)

maintain an affordable labor force.

The Company’s Ability To Expand Its Operations Will Depend Upon The Company’s Ability To Raise Additional Financing As Well As To Generate Income.

Developing our business will require additional capital in the future.  To meet our capital needs, we expect to rely on our cash flow from operations and, potentially, third-party financing.  Third-party financing may not, however, be available on terms favorable to us, or at all.  Our ability to obtain additional third party funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt or conduct additional offerings of our equity or debt securities.  These factors may make the timing, amount, terms and conditions of additional financings unattractive.  Our inability to raise capital could impede our growth.

Investors May Lose Their Entire Investment If Lightcollar, Inc., Fails To Implement Its Business Plan.

The Company expects to face substantial risks, uncertainties, expenses and difficulties because it is a development stage company.  Lightcollar, was formed in Nevada on March 22, 2011.  The Company has no demonstrable operations upon which investors can evaluate the Company’s business and prospects.  Lightcollar’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  The Company cannot guarantee that it will be successful in implementing and carrying out its business plan and accomplishing its objectives.

The Potential Market Is Limited By The Limited Nature Of The Product.

Lightcollar is building a business as a marketer and internet-based retailer of a styled illuminated pet-collar pendant.  As such, our target market will be limited.  Please see the “Description of Business” elsewhere in this Annual Report on Form 10K for additional information regarding our intended market, which will be focused in Canada and the U.S.  The limited potential market for our product may have a materially negative effect on our ability to generate sufficient revenues to fully implement our business plan and grow our business.

Lack Of Comprehensive And Reliable National Pet-Owner Statistics.

According to the 2011-2012 American Pet Products Association (“APPA”) National Pet Owners Survey; 62% of U.S. households own a pet, which equates to 72.9 million homes.  Since 1994 the Total U.S. Pet Industry Expenditures has increased at an average rate of $2.6 billion per year and is estimated to be $50.84 billion in 2011.  Although our products can be used on a variety of animals other than dogs; 78.2 million of the pets owned in the United States are dogs.  Although statistics could not be found for pet safety/fashion; according to the 2011-2012 APPA National Pet Owners Survey, dog owners spend $186 annually on grooming, treats, and toys, which totals over $14 billion annually.  A lack of comprehensive and reliable statistics regarding pet ownership and such owners’ disposable income in our target market area may have a negative effect on the company’s ability to formulate a reliable marketing plan, make sales and revenue forecasts, and prepare budgets.

Lack Of a Clear Understanding of The Competitive Conditions And Methods of Competition in The Pet Collar Fashion/Safety Market.

Due to a lack of reliable data Lightcollar does not, at this time, have a complete understanding of either the competitive conditions or the methods of competition in the pet fashion/safety marketplace.  The lack of data is further complicated by the fact that it is difficult, if not impossible, to draw conclusions by making comparisons between dissimilar products in the marketplace.  If we are unable to garner a better understanding of our intended market such to allow us to implement our business plan and compete successfully in a niche market, it will likely have a materially negative effect on our ability to generate sufficient revenues to stay in business and we may cease to actively operate our business.

Competitors With More Resources May Force Us Out Of Business.

Competition in the industry will likely be based primarily on reputation, product quality and price.  Aggressive pricing, better quality products introduced by already existing pet product suppliers and/or the entrance of new competitors into our markets could reduce our revenue and profit margins.  If we are unable to generate enough revenues to stay in business we may cease to actively operate our business.

The Costs To Meet Our Reporting And Other Requirements As A Public Company Subject To The Exchange Act Of 1934 Will Be Substantial.

If we become subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), we will incur ongoing expenses associated with professional fees for accounting, legal and other related expenses for periodic and annual reports, proxy statements and other reporting and disclosure requirements under the Exchange Act.  We estimate that these accounting, legal and other professional costs could be $15,000 or more per year for the next few years, and will be higher if our business volume and activity increases, but lower during the first years of being public because our overall business volume will be lower.

We May Have Difficulty Attracting And Retaining Management And Outside Independent Members to Our Board Of Directors.

Directors and officers of publicly reporting companies are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in laws imposing additional duties, obligations and liabilities on management and directors.  Due to these perceived risks, directors and officers are also becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending such claims.  We currently do not carry directors’ and officers’ liability insurance.  If we are unable to provide sufficient directors’ and officers’ liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified officers and directors to manage the business and affairs of the Company.

We may lose potential independent board members and management candidates to other companies that have better directors’ and officers’ liability insurance to insure them from liability, or to companies that have greater revenues or have received greater funding to date, which can offer more lucrative compensation packages.  The fees of directors are also rising in response to their increased duties, obligations and liabilities, as well as increased exposure to such risks.  As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

If We Fail To Remain Current On Our Reporting Requirements It Will Limit The Ability Of Stockholders To Sell Their Securities In The Secondary Market

Companies trading on inter-dealer quotation systems must be reporting issuers under Section 12 or 15(d) of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on such systems.  If we fail to remain current on our reporting requirements, our stock may no longer be quoted on any quotation system.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our Common Stock May Be Considered a “Penny Stock” And Be Subject To The “Penny Stock” Rules Of The Securities Exchange Commission

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Future sales of our common stock could put downward selling pressure on our common stock, and adversely affect the per share price. There is a risk that this downward pressure may make it impossible for an investor to sell shares of common stock at any reasonable price, if at all.

Future sales of substantial amounts of our common stock in the public market or the perception that such sales could occur, could put downward selling pressure on our common stock and adversely affect its market price.

We do not anticipate paying dividends in the foreseeable future.

We do not anticipate paying dividends on our common stock in the foreseeable future, but plan rather to retain earnings, if any, for the operation, growth and expansion of our business. Because the Company does not anticipate paying cash dividends in the foreseeable future which may lower expected returns for investors, and as such our stockholders will not be able to receive a return on their investment unless they sell their shares of common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own or lease any real property.  Our personal property is limited to cash, our business plan and our domain name “lightcollar.com”.  We conduct our administrative affairs from our President’s office located at 9766 Kalispell Street, Commerce City, CO 80022, at no cost to the Company. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  Mine Safety Disclosures

None.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is currently listed on the OTCBB under the symbol “LCLL”. As of March 31, 2014, the Company has not begun trading on the OTCBB.

The stock transfer agent for our securities is Clear Trust LLC, 16540 Pointe Village Drive, Ste 201, Lutz , FL 33558.

Record Holders

As of March 31, 2014, there were 5,650,000 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 37 holders of record, based on information provided by our transfer agent.

Penny Stock Regulation

Shares of our common stock will probably be subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

• a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•

a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

• a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
• a toll-free telephone number for inquiries on disciplinary actions;
• definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and,
• such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

• the bid and offer quotations for the penny stock;
• the compensation of the broker-dealer and its salesperson in the transaction;
• the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
• monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Description of Registrant’s Securities

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share (“Common Stock”), and 20,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).

Equity Compensation Plans

We do not have any equity compensation plans in place, whether approved by the shareholders or not.

Warrants, Options and Convertible Securities

We do not have any outstanding warrants, options or convertible securities.

Recent Sales of Unregistered Securities:

None.

Repurchase of Equity Securities:

None.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance there under.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2014.

Item 6.  Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Working Capital

	March 31, 2014 $	March 31, 2013 $
Cash	-	609
Current Assets	-	609
Current Liabilities	60,788	26,039
Working Capital (Deficit)	(60,788)	(25,430)

Cash Flows

	March 31, 2014 $	For the Period from March 22, 2011 (date of inception) to March 31, 2014 $
Cash Flows from (used in) Operating Activities	(31,555)	(113,035)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	30,946	113,035
Net Increase (decrease) in Cash During Period	(609)	-

Results of Operations

We are a development stage company and have generated no revenues since inception (March 22, 2011) and have incurred $117,028 in expenses through March 31, 2014.  For the years ended March 31, 2014 and 2013 we incurred $35,358 and $34,074, respectively, in general and administrative expenses and professional fees.

Results for the Year Ended March 31, 2014 Compared to the Year Ended March 31, 2013

Revenues:

The Company’s revenues were $nil for the year ended March 31, 2014 compared to $nil in 2013.

Cost of Revenues:

The Company’s cost of revenue was $nil for the year ended March 31, 2014, compared to $nil in 2013.

General and Administrative Expenses:

General and administrative expenses for the year ended March 31, 2014, and March 31, 2013, were $35,358 and $34,074, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to a taxes and business licenses fees for normal operations.

Net Loss:

Net loss for the year ended March 31, 2014, was $(35,358) compared with a net loss of $(34,184) for the year ended March 31, 2013.  The decreased net loss is due to a decrease in administrative expenses and professional fees due to the limited activity of the company.

Results for the Period from March 22, 2011 (Inception of Development Stage) through March 31, 2014.

Revenues:

The Company’s revenues were $nil for the year ended March 31, 2014, compare to $nil for the period from inception to March 31, 2014.

Cost of Revenues

The Company’s cost of revenue was $nil for the year ended March 31, 2014, compared to $nil for the period from inception to March 31, 2014.

General and Administrative Expenses:

General and administrative expenses consisted primarily of consulting fees, accounting, legal expenses, and preparing reports and SEC filings relating to being a public company. For the year ended March 31, 2014, general and administrative expenses was $35,358 compared to $117,028 for the period from inception to March 31, 2014.

Net Loss.

Net loss for the period March 22, 2011 (Inception of Development Stage) through March 31, 2014, was $(117,028). The net loss for this period was primarily related to general and administrative expenses exceeding the amount of revenues for the period indicated.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of March 31, 2014, total current assets were $nil.

As of March 31, 2014, total current liabilities were $60,788, which consisted primarily of accounts payable and advances from officers. We had negative net working capital of $(60,788) as of March 31, 2014.

During the period from March 22, 2011 (Inception of Development Stage) through March 31, 2014, operating activities used cash of $(113,035). The cash used by operating activities is related to general and administrative expenses, and Development activity.

Intangible Assets

The Company’s intangible assets were $-0- as of March 31, 2014.

Material Commitments

The Company’s material commitments were $-0- as of March 31, 2014.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and Development activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  Financial Statements and Supplemental Data

LIGHTCOLLAR, INC.

(An Development Stage Company)

Report of Independent Registered Public Accounting Firm

Board of Directors

Lightcollar, Inc.

We have audited the accompanying balance sheets of Lightcollar, Inc. (A Development Stage Company) (“the Company”) as of March 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended March 31, 2014 and 2013, and the period from March 22, 2011 (inception) to March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Lightcollar, Inc. as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended March 31, 2014 and 2013, and the period from March 22, 2011 (inception) to March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has no revenue and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague, PS

Spokane, Washington

June 18, 2014

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets as of March 31, 2014 and 2013

_____________________________________________________________________________________________

ASSETS
	March 31,	March 31,
	2014	2013
Current Assets
Cash	$ -	$ 609
Total Current Assets	-	609

TOTAL ASSETS	$ -	$ 609

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current Liabilities
Accounts payable	$ 4,253	$ 450
Loans from stockholders	56,535	25,589
Total Current Liabilities	60,788	26,039

Total Liabilities	60,788	26,039

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 20,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized and
5,650,000 shares outstanding	5,650	5,650
Additional paid-in capital	50,850	50,850
Deficit accumulated during the development stage	(117,288)	(81,930)

Total Stockholders' Deficit	(60,788)	(25,430)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ 609

The accompanying notes are an integral part of these financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations for the Years Ended March 31, 2014 and

2013 and from March 22, 2011 (Inception) to March 31, 2014

_____________________________________________________________________________________________

	Year Ended	Year Ended	From March 22,
	March 31,	March 31,	2011 (Inception) to
	2014	2013	March 31, 2014

OPERATING EXPENSES
Organizational expenses	-	-	2,012
Taxes and licenses	925	-	1,725
Office expenses	-	95	95
Accounting	14,075	14,061	48,251
Legal expenses	8,528	16,149	49,098
Memberships (Note 6)	10,000	-	10,000
Marketing	-	-	165
Outside services	1,800	3,739	5,539
Internet expenses	30	30	143
Total Operating Expenses	35,358	34,074	117,028

OTHER EXPENSES
Interest expense	-	(110)	(260)
Total Other Expenses	-	(110)	(260)

NET LOSS	$ (35,358)	$ (34,184)	$ (117,288)

NET LOSS PER BASIC AND DILUTED
COMMON SHARES	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,650,000	4,755,753

The accompanying notes are an integral part of these financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

Statement of Changes in Stockholders’ Equity (Deficit) from March 22,

2011 (Inception) to March 31, 2014

	Common Stock		Additional	Deficit Accumulated	Stockholders'
			Paid-in Capital	During the	Equity (Deficit)
	Shares	Amount		Development Stage
March 25, 2011 sale of 2,000,000
shares at $.01 per share	2,000,000	$ 2,000	$ 18,000	$ -	$ 20,000
March 22 through March 31, 2011 loss	-	-	-	(2,012)	(2,012)
Balance, March 31, 2011	2,000,000	2,000	18,000	(2,012)	17,988

September 27, 2011 sale of 800,000
shares at $.01 per share	800,000	800	7,200	-	8,000
October 17, 2011 sale of 1,000,000
shares at $.01 per share	1,000,000	1,000	9,000	-	10,000
Net loss	-	-	-	(45,734)	(45,734)
Balance, March 31, 2012	3,800,000	3,800	34,200	(47,746)	(9,746)

September 4, 2012 sale of 1,400,000
shares at $.01 per share	1,400,000	1,400	12,600	-	14,000
November 27, 2012 sale of 450,000
shares at $.01 per share	450,000	450	4,050	-	4,500
Net loss	-	-	-	(34,184)	(34,184)
Balance, March 31, 2013	5,650,000	5,650	50,850	(81,930)	(25,430)

Net loss	-	-	-	(35,358)	(35,358)
Balance, March 31, 2014	5,650,000	$ 5,650	$ 50,850	$ (117,288)	$ (60,788)

The accompanying notes are an integral part of these financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows for the Years Ended March 31, 2014 and 2013

and from March 22, 2011 (Inception) to March 31, 2014

_____________________________________________________________________________________________

	Year Ended	Year Ended	From March 22,
	March 31,	March 31,	2011 (Inception) to
	2014	2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (35,358)	$ (34,184)	$ (117,288)

Changes in operating assets and liabilities
Increase (decrease) in accounts payable	3,803	(4,073)	4,253
Net cash used in operating activities	(31,555)	(38,257)	(113,035)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders	30,946	20,341	56,535
Sale of stock for cash	-	18,500	56,500
Total Cash Flows from Financing Activities	30,946	38,841	113,035

NET INCREASE (DECREASE) IN CASH	(609)	584	-

CASH - BEGINNING OF PERIOD	609	25	-

CASH - END OF PERIOD	$ -	$ 609	$ -

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$ -	$ 110	$ 260

The accompanying notes are an integral part of these financial statements.

LIGHTCOLLAR, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014

_____________________________________________________________________________________________

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

Domain Name Transfer

In accordance with ASC 845-30-10 - a nonmonetary asset received in a nonreciprocal transfer shall be recorded at the fair value of the asset received.  A transfer of a nonmonetary asset to a stockholder or to another entity in a nonreciprocal transfer shall be recorded at the fair value of the asset transferred.

Furthermore, in accordance with ASC 845-10-50-1, an entity that engages in one or more nonmonetary transactions during a period shall disclose in financial statements for the period all of the following:

a.

The nature of the transactions;

b.

The basis of accounting for the asset(s) transferred; and

c.

Gains or losses recognized on transfers.

The domain name, “lightcollar.com,” was transferred to us from our sole Officer and Director on July 6, 2011 and had only a nominal fair value.  The transfer was accounted for as a nonreciprocal transfer under ASC 845-10-30-1.  The transfer of $45 and renewals of $38 on January 5, 2012, $30 on December 20, 2012, and $30 on January 15, 2014, were recorded as internet expense through March 31, 2014.

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities for the initial period of operations.  The Company will recognize the fair value of services and office space provided by our sole Officer and Director as contributed capital in accordance with ASC 225-10-S99-4.  From inception (March 22, 2011) through March 31, 2014, the fair value of services and office space provided was estimated to be nil.

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

Recently Enacted Accounting Standards

The Company has evaluated new accounting standards issued through March 31, 2014.  None of the updates for the period has applicability to the Company or their effect on the financial statements would not have been significant.

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

-

Level 1:  applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

-

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

-

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

	March 31, 2014	March 31, 2013
Cash (Input Level 1)	$ 0	$ 609

NOTE 3-

LOANS FROM STOCKHOLDERS

The Company’s President and sole Director and another stockholder have advanced funds for Company expenses as unsecured non-interest-bearing loans from related parties.  The loans are payable on demand and therefore classified as current liabilities.  The total of loans payable to stockholders was $56,535 and $25,589 as of March 31, 2014 and 2013, respectively.

NOTE 4-

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards generated during the period from March 22, 2011, (date of inception) through March 31, 2014, of approximately $117,288 will begin to expire in 2031.  Accordingly, deferred tax assets of approximately $41,051 were offset by the valuation allowance based on an estimated tax rate of 35%.

The Company has no tax positions at March 31, 2014, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from March 22, 2011, (inception) to March 31, 2014, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at March 31, 2014.  We are open to examination of our income tax filings for the 2011 through 2013 tax years.

NOTE 5-

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of March 31, 2014, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

Common Stock

As of March 31, 2014, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. 5,650,000 shares have been issued.

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

The inception-to-date loss of $117,288 less the $56,500 stock sale proceeds yields a stockholders’ deficit of $60,788 as of March 31, 2014.

NOTE 6-

MEMBERSHIP

On October 25, 2013, the Company obtained a membership in the Depository Trust Company (“DTC”).  An agent’s fee of $8,000 and the membership fee of $2,000 were recognized as $10,000 membership expense.

NOTE 7-

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

NOTE 8-

SUBSEQUENT EVENTS

On May 22, 2014, the Board of Directors of the Company increased the number of directors from one (1) to five (5).  Mr. Matveev Anton was added to the Board of Directors and replaced Mr. Colin Mills as Chairman of the Board.

On or about June 14, 2014, Matveev Anton, acquired control of Two Million (2,000,000) restricted shares of the Company’s issued and outstanding common stock, representing approximately 35% of the Company’s total issued and outstanding common stock, from Colin Mills in exchange for $140,000 per the terms of a Stock Transfer Agreement by and between Mr. Anton and Mr. Mills.

On June 16, 2014, Mr. Colin Mills resigned from all positions with the Company, including the sole member of the Company’s Board of Directors and the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Director were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On June 16, 2014, Mr. William F. Cooper III, was appointed as the Company’s President, to serve until the next annual meeting of the Shareholders and/or until his successor is duly appointed.

On June 16, 2014, Mr. Michael J. Scott, was appointed as the Company’s Chief Executive Officer, to serve until the next annual meeting of the Shareholders and/or until his successor is duly appointed.

On June 16, 2014, Mr. John Evans was appointed as the Company’s Chief Financial Officer and Treasurer, to serve until the next annual meeting of the Shareholders and/or until his successor is duly appointed.

On June 16, 2014, Mr. William W. Becker was appointed as the Company’s Secretary, to serve until the next annual meeting of the Shareholders and/or until his successor is duly appointed.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee.

2.

We did not maintain appropriate cash controls – As of March 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at March 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2014.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Item 9B.  Other Information

On May 22, 2014, Mr. Matveev Anton, was appointed to the Company’s Board of Directors and as the Chairman of the Board.

The following sets forth biographical information for Mr. Matveev Anton is set forth below:

Matveev Anton. age 35: Mr. Anton is currently the Chief Executive Officer and Vice President for INTER-FON Solutions, a company that he co-founded in 2009.  Previously, Mr. Anton worked with Mega Line, a start-up VOIP integration firm that specialized in international businesses. While there, Mr. Anton assisted in the establishment of direct sales and support presence in Eastern Europe and Latin America. Mr. Anton, also created and managed the research and development department which helped ensure successful compatibility of client software and hardware through VOIP solutions.  From 2004 to 2006, Mr. Anton was the lead manager for the global communications department at Globile. With Mr. Anton’s experience in technology and compatibility solutions the Board of Directors believes that Mr. Anton will be a valuable asset to the Company going forward.

On or about June 14, 2014, Matveev Anton, acquired control of Two Million (2,000,000) restricted shares of the Company’s issued and outstanding common stock, representing approximately 35% of the Company’s total issued and outstanding common stock, from Colin Mills in exchange for $140,000 per the terms of a Stock Transfer Agreement (the “Stock Transfer Agreement”) by and between Mr. Anton and Mr. Mills.

On June 16, 2014, Mr. Colin Mills resigned from all positions with the Company, including the sole member of the Company’s Board of Directors and the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Director were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On June 16, 2014, Mr. William F. Cooper III, was appointed as the Company’s President, to serve until the next annual meeting of the Shareholders and/or until his successor is duly appointed.

On June 16, 2014, Mr. Michael J. Scott, was appointed as the Company’s Chief Executive Officer, to serve until the next annual meeting of the Shareholders and/or until his successor is duly appointed.

On June 16, 2014, Mr. John Evans was appointed as the Company’s Chief Financial Officer and Treasurer, to serve until the next annual meeting of the Shareholders and/or until his successor is duly appointed.

On June 16, 2014, Mr. William W. Becker was appointed as the Company’s Secretary, to serve until the next annual meeting of the Shareholders and/or until his successor is duly appointed.

The following sets forth biographical information for Mr. William F. Cooper III, Mr. Michael J. Scott, Mr. John Evans, and Mr. William W. Becker are set forth below:

William F. Cooper III. age 60: Mr. Cooper, our President, has 30 years industry experience and is the founder of various telecommunications companies, including Arsenal Digital Solutions, subsequently acquired by IBM and Athena International LLC, a wholesale international carrier acquired by Highpoint International Telecom. He is currently also the Executive Vice President of Vonify a mobile virtual network operator. Mr. Cooper also has varied and extensive background in international telecommunications operations and business development. Mr. Cooper has a business degree from the University of Maryland.

Michael J. Scott. age 56: Mr. Scott, our Chief Executive Officer and co-founder and CEO of Vonify. He is a telecommunications engineer with 30 years of experience in all facets of the VOIP business. He has worked for Northern Telecom, Teleglobe Canada and Bell-Northern Research in various engineering and product development/marketing management roles. Mr. Scott was also Chief Operating Officer for Executive TeleCard and Senior Vice President of Operations for Athena International and eGlobe. Mr. Scott was also Director of Operations for New World Network, where he established and managed all operations for the 8,000 Km Arcos-1 Caribbean subsea cable system. Mr. Scott has an engineering degree (honours) from Concordia University of Montreal.

John R. Evans. age _59: Mr. Evans has 30 years of financial operating and business development background. Since 2007, Mr. Evan's has been the managing director of PolyRock Technologies LLC. His duties entailed negotiating royalty license agreements for the manufacture of a new composite rock siding panel. Prior to that; Mr. Evan's co-founded and raised $2M for the VOIP internet company IPtimize, Inc.. Mr. Evans co-founded Convergent Communications Inc. where he directed the growth of the company as C.E.O. and Chairman from start up to $250M in Revenues while raising $450M in capital. Mr. Evans was C.F.O. at ICG communications where he managed the Accounting and Finance departments while completing private equity, debt and public equity transactions totaling $400M. Mr. Evans has his Bachelor of Commerce from McMaster University and was a Canadian Chartered accountant for 30 years.

William W. Becker. age 85: Mr. Becker, is currently the principal owner of Hartford Holdings Ltd an investment corporation which owns interests in real estate, oil and gas and telecommunication entities. During Mr. Becker's career he has founded and developed a number of extremely successful companies in telecommunications, cable television, oil and gas, real estate development, and other industries. Mr. Becker was an initial investor and founder of ICG (then known as IntelCom Group Inc), a telecommunications carrier, which was originally listed in Canada. Mr. Becker was the Chairman of the Board and CEO from 1987 to 1995. Mr. Becker was instrumental in the creation and development of ICG which was ultimately listed on the American Stock Exchange, (now NYSE AMEX Equities), where it became a multibillion dollar company. Mr. Becker was also an initial investor in AirCell (now called GOGO  Inc. listed on the NASDAQ) a company that provides  air to satellite, and air to ground voice and data service for  commercial airlines and business jets worldwide.

Part III

Item 10.  Director and Executive Officer

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director and executive officers:

Name and Address of Executive Officer and/or Director	Age	Position
Matveev Anton 2248 Meridian Blvd Ste H. Minden, Nevada 89423	35	Director
William F. Cooper, III 2248 Meridian Blvd Ste H. Minden, Nevada 89423	60	President
Michael J. Scott 2248 Meridian Blvd Ste H. Minden, Nevada 89423	56	Chief Executive Officer
John Evans 2248 Meridian Blvd Ste H. Minden, Nevada 89423	59	Chief Financial Officer, Treasurer
William Becker 2248 Meridian Blvd Ste H. Minden, Nevada 89423	85	Secretary

The Board of Directors has no nominating, audit or compensation committee at this time.

Background and Business Experience

Matveev Anton. age 35: Mr. Anton is currently the Chief Executive Officer and Vice President for INTER-FON Solutions, a company that he co-founded in 2009.  Previously, Mr. Anton worked with Mega Line, a start-up VOIP integration firm that specialized in international businesses. While there, Mr. Anton assisted in the establishment of direct sales and support presence in Eastern Europe and Latin America. Mr. Anton, also created and managed the research and development department which helped ensure successful compatibility of client software and hardware through VOIP solutions.  From 2004 to 2006, Mr. Anton was the lead manager for the global communications department at Globile. With Mr. Anton’s experience in technology and compatibility solutions the Board of Directors believes that Mr. Anton will be a valuable asset to the Company going forward.

William F. Cooper III. age 60: Mr. Cooper, our President, has 30 years industry experience and is the founder of various telecommunications companies, including Arsenal Digital Solutions, subsequently acquired by IBM and Athena International LLC, a wholesale international carrier acquired by Highpoint International Telecom. He is currently also the Executive Vice President of Vonify a mobile virtual network operator. Mr. Cooper also has varied and extensive background in international telecommunications operations and business development. Mr. Cooper has a business degree from the University of Maryland.

Michael J. Scott. age 56: Mr. Scott, our Chief Executive Officer and co-founder and CEO of Vonify. He is a telecommunications engineer with 30 years of experience in all facets of the VOIP business. He has worked for Northern Telecom, Teleglobe Canada and Bell-Northern Research in various engineering and product development/marketing management roles. Mr. Scott was also Chief Operating Officer for Executive TeleCard and Senior Vice President of Operations for Athena International and eGlobe. Mr. Scott was also Director of Operations for New World Network, where he established and managed all operations for the 8,000 Km Arcos-1 Caribbean subsea cable system. Mr. Scott has an engineering degree (honours) from Concordia University of Montreal.

John R. Evans. age _59: Mr. Evans has 30 years of financial operating and business development background. Since 2007, Mr. Evan's has been the managing director of PolyRock Technologies LLC. His duties entailed negotiating royalty license agreements for the manufacture of a new composite rock siding panel. Prior to that; Mr. Evan's co-founded and raised $2M for the VOIP internet company IPtimize, Inc.. Mr. Evans co-founded Convergent Communications Inc. where he directed the growth of the company as C.E.O. and Chairman from start up to $250M in Revenues while raising $450M in capital. Mr. Evans was C.F.O. at ICG communications where he managed the Accounting and Finance departments while completing private equity, debt and public equity transactions totaling $400M. Mr. Evans has his Bachelor of Commerce from McMaster University and was a Canadian Chartered accountant for 30 years.

William W. Becker. age 85: Mr. Becker, is currently the principal owner of Hartford Holdings Ltd an investment corporation which owns interests in real estate, oil and gas and telecommunication entities. During Mr. Becker's career he has founded and developed a number of extremely successful companies in telecommunications, cable television, oil and gas, real estate development, and other industries. Mr. Becker was an initial investor and founder of ICG (then known as IntelCom Group Inc), a telecommunications carrier, which was originally listed in Canada. Mr. Becker was the Chairman of the Board and CEO from 1987 to 1995. Mr. Becker was instrumental in the creation and development of ICG which was ultimately listed on the American Stock Exchange, (now NYSE AMEX Equities), where it became a multibillion dollar company. Mr. Becker was also an initial investor in AirCell (now called GOGO  Inc. listed on the NASDAQ) a company that provides  air to satellite, and air to ground voice and data service for  commercial airlines and business jets worldwide.

Term of Office

Directors are appointed to hold office until the next annual meeting of our stockholders or until a successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes. Officers are appointed by our Board of Directors and hold office until removed by the Board.  The Board of Directors has no nominating, auditing or compensation committees.

Identification of Significant Employees

We have no significant employees other than our officers and director, William F. Cooper, III., Michael J. Scott, John Evans, William Becker, and Mr. Matveev Anton.  They currently devote approximately 4-5 hours per week to company matters.  Mr. Anton intends to devote as much time as the Board of Directors deem necessary to manage the affairs of the company.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. The current member of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We do not currently have a code of ethics, because we have only limited business operations, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

Item 11.  Executive Compensation

Currently, William F. Cooper, Michael J. Scott, John Evans, William Becker, and Matveev Anton, our officers and director, receive no compensation for their services during the Development stage of our business operations. They are reimbursed for any out-of-pocket expenses that they incur on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently no such plans have been approved. We do not have any employment agreements in place with our officers and sole director. We also do not currently have any benefits, such as health or life insurance, available to our employees.

(Remainder of page left blank)

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compen-sation	Total
Matveev Anton (1)Director	2014	$Nil	Nil	Nil	Nil	Nil	Nil	Nil	$Nil
	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Colin Mills, Former President, CEO, CFO and Director	2014	$Nil	Nil	Nil	Nil	Nil	Nil	Nil	$Nil
	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
William F. Cooper, III (1) President	2014	$Nil	Nil	Nil	Nil	Nil	Nil	Nil	$Nil
	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Michael J. Scott(1) Chief Executive Officer	2014	$Nil	Nil	Nil	Nil	Nil	Nil	Nil	$Nil
	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
John Evans (1) Chief Financial Officer, and Treasurer	2014	$Nil	Nil	Nil	Nil	Nil	Nil	Nil	$Nil
	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
William Becker(1) Secretary	2014	$Nil	Nil	Nil	Nil	Nil	Nil	Nil	$Nil
	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)  The Company’s officers and director currently devote approximately 4-5 hours per week to manage the affairs of the Company, including, but not limited to the upkeep of Lightcollar, Inc., and the research and development associated with expanding the Company to new markets. Mr. Anton is the Director of the Company.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End:  Include the following language and chart:

No officer or director of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended March 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Matveev Anton	-	-	-	-	-	-	-	-	-
William F. Cooper, III	-	-	-	-	-	-	-	-	-
Michael J. Scott	-	-	-	-	-	-	-	-	-
John Evans	-	-	-	-	-	-	-	-	-
William Becker	-	-	-	-	-	-	-	-	-
Colin Mills, Former President, CEO, CFO and Director	-	-	-	-	-	-	-	-	-

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 1, 2014 of: (i) each person (including any group) known to us to own more than five percent

(5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock(2)
Matveev Anton, Director	Common Stock	2,000,000 Direct	35%
William F. Cooper, III	Common Stock	-0-	0%
Michael J. Scott	Common Stock	-0-	0%
John Evans	Common Stock	-0-	0%
William Becker	Common Stock	-0-	0%
Officer and/or director as a Group		2,000,000	35%
Holders of More than 5% of Our Common Stock

1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table

2)

Based on 5,650,000 issued and outstanding shares of common stock as of July 1, 2014.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Matveev Anton is an independent director because he is not an executive officer of the Company.

Related Party Transactions

We are currently operating out of the premises of William F. Cooper, an officer of the company, on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to said arrangement.

Other than the foregoing, neither the director nor executive officer of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 14.  Principal Accounting Fees and Services

	Year Ended March 31, 2014	Year Ended March 31, 2013
Audit fees	$10,000	$9,300
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$10,000	$9,300

Audit Fees

During the fiscal years ended March 31, 2014, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended March 31, 2014.

During the fiscal year ended March 31, 2013, we incurred approximately $9,300 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2014 and 2013,for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended March 31, 2014, for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

Part IV

Item 15.  Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on June 7, 2011 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on June 7, 2011 as part of our Registration of Securities on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 2, 2014         Lightcollar, Inc.

/s/ William F. Cooper, III

By: William F. Cooper, III

Its: President

/s/ Michael J. Scott

By: Michael J. Scott

Its: Chief Executive Officer

/s/ John Evans

By: John Evans

Its: Chief Financial Officer, Principal Accounting Officer, & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

July 2, 2014

/s/ Matveev Anton

By: Matveev Anton

Its: Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

30