Form 10-Q
period 2014-06-30
LIGHTCOLLAR, INC.
filed 2014-08-14
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 333-103621

LIGHTCOLLAR, INC.

(Name of small business issuer in its charter)

Nevada	42-1771342
(State of incorporation)	(I.R.S. Employer Identification No.)

2248 Meridian Blvd Ste H.

Minden, Nevada 89423

(Address of principal executive offices)

(303) 250-0775

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [   ]

As of August 14, 2014, there were 5,650,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

LIGHTCOLLAR, INC.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of LIGHTCOLLAR, INC. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”LCLL,” "our," "us," the "Company," refers to LIGHTCOLLAR, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

LIGHTCOLLAR, INC.

Condensed Financial Statements

June 30, 2014

(Unaudited)

Financial Statement Index

Condensed Balance Sheets 4 Condensed Statements of Operations 5 Condensed Statements of Cash Flows 6 Notes to the Condensed Financial Statements 7

LIGHTCOLLAR, INC.
Condensed Balance Sheets as of June 30, and March 31, 2014

	June 30, 2014	March 31, 2014
	(Unaudited)
ASSETS

Current assets	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$4,888	$4,253
Loan from stockholders	63,121	56,535
Total current liabilities	68,009	60,788

Total liabilities	68,009	60,788

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized and 5,650,000 shares issued and outstanding as of June 30, 2014 and March 31, 2014	5,650	5,650
Additional paid-in capital	50,850	50,850
Deficit accumulated during the development stage	(124,509)	(117,288)
Total stockholders' deficit	(68,009)	(60,788)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements

LIGHTCOLLAR, INC. Condensed Statement of Operations (Unaudited) For the three months ended June 30, 2014 and 2013

	2014	2013

Revenue	$-	$-

Operating expenses
Professional fees	6,521	4,307
General and administrative expenses	700	1,000
Total operating expenses	7,221	5,307
Net loss	$(7,221)	$(5,307)

Net Loss per Share-Basic and Diluted	$-	$-

Weighted Average Number of Common
Shares Outstanding	5,650,000	5,650,000

The accompanying notes are an integral part of these financial statements

LIGHTCOLLAR, INC. Condensed Cash Flow Statements (Unaudited) For the three months ended June 30, 2014 and 2013

	2014	2013

Cash flow from operating activities:
Net loss	$(7,221)	$(5,307)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	635	99
(Increase) in prepaid expenses	-	(10,000)
Net cash used in operating activities	(6,586)	(15,208)

Cash flow from investing activities:	-	-

Cash flow from financing activities:
Loan from stockholders	6,586	14,599
Net cash provided by financing activities	6,586	14,599

Net increase (decrease) in cash	-	(609)

Cash-Beginning of period	-	609

Cash-End of period	$-	$-

The accompanying notes are an integral part of these financial statements

LIGHTCOLLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Lightcollar, Inc. (the Company) was incorporated on March 22, 2011, under the laws of the State of Nevada.  The business purpose of the Company is to resell an illuminated pet collar pendant through the Company’s website, Lightcollar.com.  The website will be a promotional center for the product.  The Company has selected March 31 as it fiscal year end.

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain all the information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the March 31, 2014, audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-K.  Operating results for the three months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the full year ending March 31, 2015.

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

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities for the initial period of operations.  The Company will recognize the fair value of services and office space provided by our sole Officer and Director as contributed capital in accordance with ASC 225-10-S99-4.  From inception (March 22, 2011) through June 30, 2014, the fair value of services and office space provided was estimated to be nil.

LIGHTCOLLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

New Accounting Pronouncements

In June 2014 the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-10 (“the ASU”). This update changes the requirements for disclosures as it relates to exploration stage entities.  The ASU specifies that the ‘inception–to-date’ information is no longer required to be presented in the financial statements of an exploration stage entity.  The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2014 and interim periods therein, with early application permitted for any financial statements that have not yet been issued.  The Company has elected to apply the amendments as of the three month period ended June 30, 2014.

NOTE 3 - LOANS FROM STOCKHOLDERS

The Company’s President and sole Director and another stockholder have advanced funds for Company expenses as unsecured non-interest bearing loans.  The loans are payable on demand and therefore classified as current liabilities.  The total of advances payable to stockholders was $63,121 as of June 30, 2014 ($56,535 as of March 31, 2014).

NOTE 4 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2014, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

Common Stock

As of June 30, 2014, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. 5,650,000 shares have been sold.

No issuance of stock has occurred during the three months ending June 30, 2014.

LIGHTCOLLAR, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

NOTE 5 - MEMBERSHIP

The Company applied for membership in the Depository Trust Company (DTC), through a broker-dealer agent, in August of 2013.  The agent’s fee was, $8,000,.  An additional $2,000 was paid to the agent for forwarding to DTC upon approval of the application.  The application was approved on October 25, 2013, and the total, $10,000 was reported as a membership expense for the year ended March 31, 2014.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred an operating deficit since its inception, is in the development stage, has generated no operating revenue, and has negative working capital of $68,009 as of June 30, 2014. These items raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	June 30, 2014 $	March 31, 2014 $
Cash	-	-
Current Assets	-	-
Current Liabilities	68,009	60,788
Working Capital (Deficit)	(68,009)	(60,788)

Cash Flows

	Three Months Ended
	June 30, 2014 $	March 31, 2014 $
Cash Flows from (used in) Operating Activities	(6,586)	(15.208)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	6,586	14,599
Net Increase (decrease) in Cash During Period	-	(609)

Operating Revenues

We are a development stage company and have generated no revenues since inception (March 22, 2011) and have incurred $119,621 in expenses through June 30, 2014.  For the periods ended June 30, 2014 and 2013 we incurred $6,586 and $15,208, respectively, in general and administrative expenses and professional fees.

Results for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenues:

The Company’s revenues were $nil for the three months ended June 30, 2014 compared to $nil in 2013.

Cost of Revenues:

The Company’s cost of revenue was $nil for the three months ended June 30, 2014, compared to $nil in 2013.

Operating Expenses:

Operating expenses for the three months ended June 30, 2014, and June 30, 2013, were $7,221 and $5,307, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to higher professional fees and administrative expenses.

Net Loss:

Net loss for the three months ended June 30, 2014, was $(7,221) compared with a net loss of $(5,307) for the three months ended June 30, 2013.  The increased net loss is due to an increase in prepaid expenses and professional fees due to the limited activity of the company.

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

As of June 30, 2014, total current assets were $nil.

As of June 30, 2014, total current liabilities were $68,009, which consisted primarily of accounts payable and advances from stockholders. We had negative net working capital of $(68,009) as of June 30, 2014.

During the period from March 22, 2011 (Inception of Development Stage) through June 30, 2014, operating activities used cash of $(119,621). The cash used by operating activities is related to general and administrative expenses, and Development activity.

Intangible Assets

The Company’s intangible assets were $-0- as of June 30, 2014.

Material Commitments

The Company’s material commitments were $-0- as of June 30, 2014.

Quarterly Developments

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

Michael J. Scott. age 56: Mr. Scott, President, our Chief Executive Officer and co-founder and CEO of Vonify. He is a telecommunications engineer with 30 years of experience in all facets of the VOIP business. He has worked for Northern Telecom, Teleglobe Canada and Bell-Northern Research in various engineering and product development/marketing management roles. Mr. Scott was also Chief Operating Officer for Executive TeleCard and Senior Vice President of Operations for Athena International and eGlobe. Mr. Scott was also Director of Operations for New World Network, where he established and managed all operations for the 8,000 Km Arcos-1 Caribbean subsea cable system. Mr. Scott has an engineering degree (honours) from Concordia University of Montreal.

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

Subsequent Events

On July 25, 2014, Mr. Michael J. Scott resigned from his position with the Company as Chief Executive Officer. His resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On August 1, 2014, Mr. William F. Cooper III, resigned from his position with the Company as President. His resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On August 5, 2014, Mr. Matveev Anton, was appointed as the Company’s President and Chief Executive Officer, to serve until the next annual meeting of the Shareholders and/or until his successor is duly appointed.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited 2013 financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on July 2, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation except for the following:  There was a change in control of the majority owners and officers of the Company.  Internal controls in place with the prior officers were continued by the new owners.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTCOLLAR, INC.
Dated: August 14, 2014	/s/ Matveev Anton
Matveev Anton
Dated: August 14, 2014	Its: President /s/ John R. Evans John R. Evans Its: Chief Financial Officer, Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 14, 2014	/s/ Matveev Anton
By: Matveev Anton Its: Director