Form 10-Q
period 2014-09-30
LIGHTCOLLAR, INC.
filed 2014-11-14
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

As of November 14, 2014, there were 5,650,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

LIGHTCOLLAR, INC.

Condensed Financial Statements

September 30, 2014

(Unaudited)

Financial Statement Index

Condensed Balance Sheets 4 Condensed Statements of Operations 5 Condensed Statements of Cash Flows 6 Notes to the Condensed Financial Statements 7

LIGHTCOLLAR, INC. Condensed Balance Sheets
	September 30, 2014	March 31, 2014
	(Unaudited)
ASSETS

Current assets	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$11,966	$4,253
Loan from stockholders	67,823	56,535
Total current liabilities	79,789	60,788

Total liabilities	79,789	60,788

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 20,000,000 shares authorized None-issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized
and 5,650,000 shares issued and outstanding as of September 30, and March 31, 2014	5,650	5,650
Additional paid-in capital	50,850	50,850
Accumulated deficit	(136,289)	(117,288)
Total stockholders' deficit	(79,789)	(60,788)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements

LIGHTCOLLAR, INC. Condensed Statements of Operations (Unaudited) For the three months and six months ended September 30, 2014 and 2013.

	Three months ended				Six months ended
	September 30,				September 30,
	2014		2013		2014		2013

Operating expenses
Organization cost		-		-		-		-
Professional fees		8,189		4,775		14,710		9,082
Memberships		-		8,000		-		8,000
General and administrative expenses		3,591		450		4,291		1,450
Total operating expenses		11,780		13,225		19,001		18,532
Other expenses
Interest expense		-		-		-		-
Total other expenses		-		-		-		-

Net loss		$(11,780)		$(13,225)		$(19,001)		$(18,532)

Net loss per share-basic and diluted	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average number of common
Shares outstanding – Basic – and Diluted		5,650,000		5,650,000		5,650,000		5,650,000

The accompanying notes are an integral part of these condensed financial statements

LIGHTCOLLAR, INC. Condensed Cash Flow Statements (Unaudited)

	Six months ended
	September 30,
	2014	2013

Cash flow from operating activities:
Net loss	$(19,001)	$(18,532)
Changes in operating assets and liabilities:
Increase (decrease) in account payable	7,713	(150)
(Increase) in prepaid expenses	-	(2,000)
Net cash used in operating activities	(11,288)	(20,682)

Cash flow from investing activities:	-	-

Cash flow from financing activities:
Loan from stockholders	11,288	20,073
Sales of stock for cash	-	-
Net cash provided by financing activities	11,288	20,073

Net decrease in cash	-	(609)

Cash-beginning of period	-	609

Cash-end of period	$-	$-

The accompanying notes are an integral part of these condensed financial statements

LIGHTCOLLAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

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

The unaudited interim condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain all the information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the March 31, 2014, audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-K.  Operating results for the three months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the full year ending March 31, 2015.

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

Office Space and Labor

The Company’s sole Officer and Director will provide the labor required to execute the business plan and supply the necessary office space and facilities for the initial period of operations.  The Company will recognize the fair value of services and office space provided by our sole Officer and Director as contributed capital in accordance with ASC 225-10-S99-4.  From inception (March 22, 2011) through September 30, 2014, the fair value of services and office space provided was estimated to be nil.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Enacted Accounting Standards

In June 2014, the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-10 (“the ASU”). This update changes the requirements for disclosures as it relates to development stage entities.  The ASU specifies that the ‘inception–to-date’ information is no longer required to be presented in the financial statements of a development stage entity.  The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2014 and interim periods therein, with early application permitted for any financial statements that have not yet been issued.  The Company has elected to apply the amendments as of the three month period ended June 30, 2014.

NOTE 3 - LOANS FROM STOCKHOLDERS

The Company’s President and sole Director and another stockholder have advanced funds for Company expenses as unsecured non-interest bearing loans.  The loans are payable on demand and therefore classified as current liabilities.  The total of advances payable to stockholders was $67,823 as of September 30, 2014 ($56,535 as of March 31, 2014).

NOTE 4 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2014, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

Common Stock

As of September 30, 2014, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. 5,650,000 shares have been sold.

No sales of stock have occurred during the six months ended September 30, 2014.

The inception-to-date loss of $136,289 less $56,500 stock sale proceeds yields a stockholder’s deficit of $79,789 as of September 30, 2014.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred an operating deficit since its inception, is in the development stage, has generated no operating revenue, and has negative working capital of $79,789 as of September 30, 2014. These items raise substantial doubt about the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Results for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenues:

The Company’s revenues were $nil for the three months ended September 30, 2014 compared to $nil in 2013.

Cost of Revenues:

The Company’s cost of revenue was $nil for the three months ended September 30, 2014, compared to $nil in 2013.

Operating Expenses:

Operating expenses for the three months ended September 30, 2014, and September 30, 2013, were $11,780 and $13,225, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The decrease was primarily attributable to lower professional fees and administrative expenses.

Net Loss:

Net loss for the three months ended September 30, 2014, was $(11,780) compared with a net loss of $(13,225) for the three months ended September 30, 2013.  The decreased net loss is due to a decrease in prepaid expenses and professional fees due to the limited activity of the company.

Results for the Six Months Ended September 30, 2014 Compared to the Six Months Ended September 30, 2013

Revenues:

The Company’s revenues were $nil for the six months ended September 30, 2014 compared to $nil in 2013.

Cost of Revenues:

The Company’s cost of revenue was $nil for the six months ended September 30, 2014, compared to $nil in 2013.

Operating Expenses:

Operating expenses for the six months ended September 30, 2014, and September 30, 2013, were $19,001 and $18,532, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to higher professional fees and administrative expenses.

Net Loss:

Net loss for the six months ended September 30, 2014, was $(19,001) compared with a net loss of $(18,532) for the six months ended September 30, 2013.  The increased net loss is due to an increase in professional fees related to the filings and activity of the company.

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

As of September 30, 2014, total current assets were $nil.

Working Capital

	September 30, 2014 $	March 31, 2014 $
Cash	-	-
Current Assets	-	-
Current Liabilities	79,789	60,788
Working Capital (Deficit)	(79,789)	(60,788)

Cash Flows

	Six Months Ended
	September 30, 2014 $	September 30, 2013 $
Cash Flows from (used in) Operating Activities	(11,288)	(20,682)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	11,288	20,073
Net Increase (decrease) in Cash During Period	-	(609)

As of September 30, 2014, total current liabilities were $79,789, which consisted primarily of accounts payable and advances from stockholders. We had negative net working capital of $(79,789) as of September 30, 2014.

Intangible Assets

The Company’s intangible assets were $-0- as of September 30, 2014.

Material Commitments

The Company’s material commitments were $-0- as of September 30, 2014.

Quarterly Developments

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

Subsequent Events

Effective as of November 5, 2014, Mr. John Evans resigned from his position with the Company as Chief Financial Officer. His resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On November 5, 2014, Mr. William Becker resigned from his position with the Company as Secretary. His resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On November 5, 2014, Mr. Matveev Anton, was appointed as the Company’s  Chief Financial Officer and Secretary, to serve until the next annual meeting of the Shareholders and/or until his successor is duly appointed.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on July 2, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

LIGHTCOLLAR, INC.
Dated: November 14, 2014	/s/ Matveev Anton
Matveev Anton
Dated: November14, 2014	Its: President /s/ Matveev Anton Matveev Anton Its: Chief Financial Officer, Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 14, 2014	/s/ Matveev Anton
By: Matveev Anton Its: Director