Form 10-Q
period 2014-12-31
LIGHTCOLLAR, INC.
filed 2015-02-17
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

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

As of February 14, 2014, there were 28,250,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIGHTCOLLAR, INC.

Financial Statements

December 31, 2014

(Unaudited)

Financial Statement Index

Balance Sheets 4 Statements of Operations 5 Statements of Cash Flows 6 Notes to the Financial Statements 7

LIGHTCOLLAR, INC.
Balance Sheets as of December 31, and March 31, 2014

	December 31, 2014	March 31, 2014
	(Unaudited)
ASSETS

Current assets	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$6,189	$4,253
Loan from stockholders	84,535	56,535
Total current liabilities	90,724	60,788

Total liabilities	90,724	60,788

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 20,000,000 shares authorized
None issued and outstanding		-
Common stock, par value $0.001, 100,000,000 shares authorized
28,250,000 shares issued and outstanding as of December 31, and March 31, 2014	28,250	28,250
Additional paid-in capital	28,250	28,250
Accumulated deficit	(147,224)	(117,288)
Total stockholders' deficit	(90,724)	(60,788)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements

LIGHTCOLLAR, INC. Statements of operations (Unaudited) For the three months and nine months ended December 31, 2014 and 2013.

	Three months ended				Nine months ended
	December 31,				December 31,
	2014		2013		2014		2013

Revenue		$-		$-		$-		$-

Operating expenses
Professional fees		8,145		7,493		22,855		16,575
Memberships				2,000				10,000
General and administrative expenses		2,790		450		7,081		1,900
Total operating expenses		10,935		9,943		29,936		28,475

Net loss		$(10,935)		$(9,943)		$(29,936)		$(28,475)

Net Loss per Share-Basic and Diluted	$	Nil	$	Nil	$	Nil	$	Nil

Weighted Average Number
of Common Shares Outstanding		28,250,000		28,250,000		28,250,000		28,250,000

The accompanying notes are an integral part of these condensed financial statements

LIGHTCOLLAR, INC. Statements of cash flow (Unaudited) For the nine months ended December 31, 2014 and 2013

	Nine months ended
	December 31,
	2014	2013

Cash flow from operating activities:
Net loss	$(29,936)	$(28,475)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,936	4,643
Net cash used in operating activities	(28,000)	(23,832)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Loan from stockholders	28,000	23,223
Net cash provided by financing activities	28,000	23,223

Net increase (decrease) in cash	-	(609)

Cash-Beginning of period	-	609

Cash-End of period	$-	$-

The accompanying notes are an integral part of these condensed financial statements

LIGHTCOLLAR, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 (UNAUDITED)

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

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain all the information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the March 31, 2014, audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-K.  Operating results for the nine months ended December 31, 2014, are not necessarily indicative of the results that may be expected for the full year ending March 31, 2015.

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

Office Space and Labor

The Company’s sole Officer and Director provides the labor required to execute the business plan and supply the necessary office space and facilities for the initial period of operations.  The Company recognizes the fair value of services and office space provided by our sole Officer and Director as contributed capital in accordance with ASC 225-10-S99-4.  From inception (March 22, 2011) through December 31, 2014, the fair value of services and office space provided was estimated to be nil.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Enacted Accounting Standards

In September 2014 the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-10 (“the ASU”). This update changes the requirements for disclosures as it relates to exploration stage entities.  The ASU specifies that the ‘inception–to-date’ information is no longer required to be presented in the financial statements of an exploration stage entity.  The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2014 and interim periods therein, with early application permitted for any financial statements that have not yet been issued.  The Company has elected to apply the amendments as of the three month period ended June 30, 2014.

NOTE 3 - LOANS FROM STOCKHOLDERS

The Company’s President and sole Director and another stockholder have advanced funds for Company expenses as unsecured loans.  The loans are payable on demand and therefore classified as current liabilities.  The total of advances payable to stockholders was $84,535 as of December 31, 2014 ($56,535 as of March 31, 2014).

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of December 31, 2014, the Company has 20,000,000 shares of preferred stock authorized with a par value of $0.001 per share.  No preferred shares are issued and outstanding.

Common Stock

As of December 31, 2014, the Company has 100,000,000 shares of common stock authorized with a par value of $0.001 per share. 28,250,000 shares have been sold since inception.

No sales of stock have occurred during the three and nine months ending December 31, 2014.

On November 26, 2014, the Company, with the approval of its board of directors and its majority shareholders by written consent in lieu of a meeting, authorized a forward split of its issued and authorized common shares, whereby every one (1) old share of common stock was exchanged for five (5) new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock increased from five million six hundred fifty thousand (5,650,000) common shares prior to the forward split to twenty eight million two hundred fifty thousand (28,250,000) common shares following the forward split.  On December 23, 2014, the Company received approval of forward split from the Financial Industry Regulatory Authority.

All common shares in these financial statements reflect the forward split of 5:1.

NOTE 5 - MEMBERSHIP

The Company applied for membership in the Depository Trust Company (DTC), through a broker-dealer agent, in August of 2013.  The agent’s fee, $8,000, was reported as a Membership expense.  An additional $2,000 was paid to the agent for forwarding to DTC upon approval of the application in the three months ended December 31, 2013. The application was approved on October 25, 2013, so the $10,000 was reported as a Membership expense.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred an operating deficit since its inception, is in the development stage, has generated no operating revenue, and has negative working capital of $90,724 as of December 31, 2014. These items raise substantial doubt about the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Results for the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

Revenues:

The Company’s revenues were $nil for the three months ended December 31, 2014 compared to $nil in 2013.

Cost of Revenues:

The Company’s cost of revenue was $nil for the three months ended December 31, 2014, compared to $nil in 2013.

Operating Expenses:

Operating expenses for the three months ended December 31, 2014, and December 31, 2013, were $10,935 and $9,943, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to higher professional fees and administrative expenses.

Net Loss:

Net loss for the three months ended December 31, 2014, was $(10,935) compared with a net loss of $(9,943) for the three months ended December 31, 2013.  The increased net loss is due to an increase in professional fees.

Results for the Nine Months Ended December 31, 2014 Compared to the Nine Months Ended December 31, 2013

Revenues:

The Company’s revenues were $nil for the nine months ended December 31, 2014 compared to $nil in 2013.

Cost of Revenues:

The Company’s cost of revenue was $nil for the nine months ended December 31, 2014, compared to $nil in 2013.

Operating Expenses:

Operating expenses for the nine months ended December 31, 2014, and December 31, 2013, were $29,936 and $28,475, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to higher professional fees and administrative expenses.

Net Loss:

Net loss for the nine months ended December 31, 2014, was $(29,936) compared with a net loss of $(28,475) for the nine months ended December 31, 2013.  The increased net loss is due to an increase in professional fees related to the filings and activity of the company.

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

As of December 31, 2014, total current assets were $nil.

Working Capital

	December 31, 2014 $	March 31, 2014 $
Cash	-	-
Current Assets	-	-
Current Liabilities	90,724	60,788
Working Capital (Deficit)	(90,724)	(60,788)

Cash Flows

	Nine Months Ended
	December 31, 2014 $	December 31, 2013 $
Cash Flows from (used in) Operating Activities	(28,000)	(23,832)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	28,000	23,223
Net Increase (decrease) in Cash During Period	-	(609)

As of December 31, 2014, total current liabilities were $90,724, which consisted primarily of accounts payable and advances from stockholders. We had negative net working capital of $(90,724) as of December 31, 2014.

Intangible Assets

The Company’s intangible assets were $-0- as of December 31, 2014.

Material Commitments

The Company’s material commitments were $-0- as of December 31, 2014.

Quarterly Developments

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on July 2, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On November 26, 2014, the Company, with the approval of its board of directors and its majority shareholders by written consent in lieu of a meeting, authorized a forward split of its issued and authorized common shares, whereby every one (1) old share of common stock was exchanged for five (5) new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock increased from five million six hundred fifty thousand (5,650,000) common shares prior to the forward split to twenty eight million two hundred fifty thousand (28,250,000) common shares following the forward split.  On December 23, 2014, the Company received approval of forward split from the Financial Industry Regulatory Authority.

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

LIGHTCOLLAR, INC.
Dated: February 16, 2014	/s/ Matveev Anton
Matveev Anton
Dated: February 16, 2014	Its: President /s/ Matveev Anton Matveev Anton Its: Chief Financial Officer, Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 16, 2014	/s/ Matveev Anton
By: Matveev Anton Its: Director