Form 10-K
period 2015-03-31
EMS FIND, INC.
filed 2015-07-22
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-174759

EMS FIND, INC.

(Name of Small Business Issuer in its charter)

Nevada	42-1771342
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

10745 Haldeman Avenue

Philadelphia, Pennsylvania 19116

(Address of principal executive offices)

(215) 677-0200

Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐            Accelerated filer ☐         Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter:  $0.00.

As of July 13, 2015 the registrant’s outstanding stock consisted of 28,364,535 common shares.

EMS FIND, INC.

PART I

Item 1.  Description of Business

Forward-looking Statements

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "EMS" mean EMS Find, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

General

We were incorporated in the State of Nevada on March 22, 2013 under the name Lightcollar, Inc.  On March 22, 2015, we changed our name to EMS Find, Inc.  On March 31, 2015, we entered into a Share Exchange Agreement with EMS Factory, Inc., a Pennsylvania corporation (“EMS Factory”) and the sole shareholder of EMS Factory.  Pursuant to the Share Exchange Agreement, EMS Factory became our wholly-owned subsidiary and we acquired the business and operations of EMS Factory.

EMS Find, Inc. develops and markets B2B & B2C on-demand mobile platform, designed to connect health care providers and consumers to a network of medical transport companies throughout the United States and Canada.  EMS’s solution facilitates, speeds up and connects health care providers and the public with ambulance providers for the benefit of the patients.  The platform enables users (hospitals, medical offices, dialysis centers, nursing homes, home care agencies and other medical providers) and the public to schedule medical transportation in a timely and efficient way based on the type of medical transportation which best fits each patient's needs.  The EMS Find app will work on any smart device including smart phones, tablets or laptops.  iOS, android and desktop versions and will allow users to connect in real time to local and nearby pre-screened medical transportation companies wherever the medical transports are needed and fit the medical, logistical and financial criteria.

Market Information

Ambulances help rescue injured or medically ill patients by transporting them to medical treatment centers.  The global ambulance services market based on the mode of transport has been segmented as: ground ambulance services, air ambulance services and water ambulance services.  On the basis of emergency type, the global market has been segmented as: emergency ambulance services and non-emergency ambulance services.  Based on the type of equipment equipped in the ambulance, the market has been segmented as: advance life support (ALS) ambulance services and basic life support (BLS) ambulance services.

Ambulance services enable transportation of injured or medically ill patients to hospitals for treatment.  This service is provided with the help of health care professionals and medical equipment installed in the ambulance.  Major factors driving the growth of the ambulance services market are the rising geriatric population across the world and increasing number of accidents.  Favorable reimbursement scenario for availing ambulance service is further boosting market growth.

Ambulance services, emergency and non-emergency, are provided to patients based on the medical condition and emergency of transportation.  Growth in the emergency ambulance services segment is primarily driven by rising geriatric population coupled with improving reimbursement scenario for availing emergency ambulance services.

Ambulances are equipped with various medical equipment, to cater to the need of patients by providing first-line treatment.  Based on the type of equipment installed in ambulances, the ambulance services market is segmented into advanced life support (ALS) ambulance services and basic life support (BLS) ambulance services.  Rising incidences of various cardiovascular diseases would drive the demand for ALS ambulance services.  Moreover, increasing number of emergency cases would also fuel market growth.

Ambulance service providers offer patients transport to-and-from medical centers with adequate medical services such as monitoring of health condition and administration of drugs.  Increasing demand for various medical services such as surgeries and diagnostics has necessitated hospital visits by patients.  This in turn has generated a need for transportation via ambulances.

Increasing adoption rate of personal and commercial vehicles by people for various purposes is resulting in higher number of accidents.  Accidents create a need for immediate hospital visit for medical treatment; hence, patients require ambulance services for transportation to-and-from hospitals.  Also, consumption of alcohol while driving increases the risk of accidents.  Thus, rising number of accidents would increase the uptake of ambulance services.  According to the journal of Orthopedics, Traumatology and Rehabilitation, published by Wolters Kluwer Health, around 1.3 million people lose their lives annually due to road accidents, and nearly 20 million to 50 million people suffer non-fatal injuries causing disabilities post-injuries.  According to the U.S. Census Bureau, around 10.8 million road accidents occurred in 2009 across the world compared to 10.2 million in 2008.

Chronic diseases persist in patients for a long time (six months and more).  Cancer and diabetes are some of the examples of chronic diseases that increase the need for regular health checkup.  Patients avail ambulance services for transport to hospitals for regular health checks.  This increases the demand for ambulance services.  It has been opined by health care professionals that cancer is one of the leading causes of death worldwide, and accounts for around 13% of the global deaths annually.  According to the World Health Organization (WHO), the total number of cancer deaths is expected to increase by 45% from 2007 to 2030.  According to the National Cancer Institute (NCI), about 580,350 Americans died due to cancer in 2013.  Hence, increasing number of patients suffering from cancer would fuel the growth of the ambulance services market.

Moreover, the World Diabetes Foundation (WDF) has estimated that approximately 285 million people above 65 years were diagnosed with diabetes in 2010 and this number is expected to reach 438 million by 2030.  In addition, the National Diabetic Fact Sheet of the U.S., which was released in January 2013, stated that every year around 25.8 million children and adults are diagnosed with diabetes, which accounts for nearly 8.3% of the total U.S. population.  Thus, rising number of kidney failures, diabetes, cancer and other chronic disease patients would increase the demand for ambulance services, thereby driving the growth of the market.

The ambulance services market by equipment is segmented into basic life support (BLS) and advanced life support (ALS).  Basic life support (BLS) ambulance or advanced life support (ALS) ambulance are provided to patients depending on their medical requirements.  Favorable reimbursement policies and rising demand for ALS ambulance services coupled with increasing number of emergency cases across the globe are likely to drive the growth of the ALS ambulance services market.

A basic life support (BLS) ambulance provides patients with basic medical equipment and services.  A BLS ambulance is equipped with medical devices such as automatic external defibrillator oxygen delivery devices, pulse oximetry and blood pressure monitoring equipment.  Medical services are provided by emergency medical practitioners and partially-trained personnel in a BLS ambulance.  BLS ambulance services are usually provided to patients with complex fractures, medical or surgical patients, discharge for home or some sub-acute care facilities and psychiatrist patients.  The growth is attributed to rising incidences of fractures (complex and other) due to road accidents.

The increased number of accidents augmented the demand for BLS ambulance services in the U.S. Increasing number of surgeries and hospital discharges would fuel the growth of the market as BLS ambulance services would be needed to transport patients from hospital to home and vice versa.  Patients who have undergone surgery and do not require medical monitoring are advised to make use of BLS.

Ambulance services are provided to a patient based on the critical nature of his/hers medical condition, which may include emergency ambulance services or non-emergency services.  Growth in this segment is mainly driven by increasing number of emergency cases.

The non-emergency ambulance services segment is expected to grow moderately during the forecast period.  Increasing number of hospitals globally would augment the demand for non-emergency ambulance services.

Patients seeking immediate medical help are provided with emergency ambulance services as their critical medical condition demands medical treatment at an initial stage (before reaching to hospital).  Emergency ambulances are incorporated with emergency siren and lights that enable the vehicle to avoid traffic and reach quickly at the hospital.  Emergency ambulances are generally equipped with advanced life support systems and are provided with medical professionals who are able to provide first-line treatment including drug administration and monitoring.

Also, the Centers for Disease Control and Prevention (CDC) estimated that around 129.8 million emergency visits were reported in the U.S. alone in 2013.  This increasing number of emergency visits to hospitals would increase the demand for emergency ambulance services, and in turn augment market growth.

The projected increase in a disposable income will enhance the affordability for availing ambulance services and in turn accentuate the growth of the market.  Elderly people are susceptible to various medical conditions such as infection and cardiac disorders, which increases hospital visits and in turn drives the demand for ambulance services.  In addition, increasing geriatric population in North America would support the growth of the ambulance services market.

EmsFind's Platforms

EMS Find - Business (B2C)

This platform connects health care providers (social workers, caregivers, ER nurses, case managers, discharge nurses, etc.) located or affiliated with health care facilities (hospital, nursing home, home care agency, dialysis center, cancer treatment center, hospice, pr center, etc.) and public (patient, friends, family) with pre-screened, nearby transportation providers to schedule non-emergent transport (ALS, BLS, Wheelchair) in timely and efficient manner.  Upon acceptance of job, transportation company automatically pays EMS Find $5-$10 per trip via credit card.  Patients without insurance coverage will have an access to discounted rate (paid via credit card or cash and collected by transportation company), pre-negotiated for their benefit.  Each accepted trip, will result in generation of significant revenue of $250-$1400 (ALS/BLS Ambulance Transport) and $50-95 (Wheelchair Transport) to the medical transportation company.  All billing is done by transportation provider.  Each Requestor can submit a request, cancel and track (real time) each trip by accessing Job Screen.  In addition, transportation provider can log in and access Job Screen to see which jobs are still available to accept, as well cancel or refer/forward job once it was accepted.

EMS Find - Enterprise (B2B)

This platform is developed to assist health care facilities and contracted transportation providers to schedule medical transports.  Platform is very similar in functionality to EMS Find Business.  There are no fees per trip. Revenue model is based on monthly fee, paid by transportation provider.

EMS Data Marketing

Under HIPPA regulations, we will able to market to health care organization, particularly medical/life insurance plans, regional/national ems organizations, drug manufacturers, home care equipment manufacturers and distributors and use this information for marketing purposes.

Trademark and Patents

We do not have a trademark registered at this time.  However, we have retained a law firm who is in the process of filing a provisional patent for our on-demand medical transport platform.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our industry in any jurisdiction which we would conduct activities.

US Regulations

Our operations are or will be subject to various types of regulation at the federal, state and local levels.

We do not believe that government regulations will have a material impact on the way we conduct business.

Research and Development

We have not spent any amounts on research and development activities during the year ended March 31, 2015.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Employees and Employment Agreements

At present, we have no employees other than our sole officer who devotes approximately 40 hours a week to our business.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not currently own any property or real estate of any kind.  Our business offices are located at 10745 Haldeman Avenue, Philadelphia, Pennsylvania 19116.  Our telephone number is (215) 677-0200.

Item 3.  Legal Proceedings

We are currently unaware of any legal matters pending or threatened against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common shares.  Our shares of common stock are listed on the OTCQB Board under the symbol EMSF.  No shares of our common stock have traded during our two most recent fiscal years.

Number of Holders

As of March 31, 2015, the 28,334,535 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended March 31, 2015 and 2014.  We have not paid any cash dividends since our inception and do not foresee declaring any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6.  Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto, included in this Report.  Some of the information contained in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass.  Our actual results could differ materially from those expressed or implied by the forward looking statements as a result of various factors.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

In addition to our current deficit, we expect to incur additional losses during the foreseeable future.  Until we are able to locate and acquire a target business, we will not be profitable.  Consequently, we will require substantial additional capital to continue our development and marketing activities.  There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements.  To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital through other sources, such as bank loans and/or financings.  No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

We are incurring increased costs as a result of being a publicly-traded company.  As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company.  In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies.  These new rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly.  For example, as a result of becoming a public company, we have created additional board committees and have adopted policies regarding internal controls and disclosure controls and procedures.  In addition, we have incurred additional costs associated with our public company reporting requirements.  In addition, these new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do.  As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.  We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

Results of Operations

Working Capital

	December 31,	December 31,
	2014 $	2013 $
Current Assets	7,148	21,751
Current Liabilities	18,278	565
Working Capital Surplus (Deficit)	(11,130)	21,186

Cash Flows

	Year ended December 31, 2014 $	Year ended December 31, 2013 $

Cash Flows from (used in) Operating Activities	70,812	42,486
Cash Flows from (used in) Investing Activities	-	(8,780)
Cash Flows from provided by Financing Activities	(71,462)	818
Net Increase (decrease) in Cash During Period	(650)	(3,644)

Operating Revenues

During the year ended December 31, 2014 we earned revenues of $264,672, compared to revenues of $290,910 for the year ended December 31, 2013.

Cost of Sales and Gross Margin

During the year ended December 31, 2014 we spent a total of $170,879 on cost of sales, compared to $183,815 for the year ended December 31, 2013.

During the year ended December 31, 2014, our gross margin was $93,793, compared to $107,095 for the year ended December 31, 2013.

Operating Expenses and Net Loss

During the year ended December 31, 2014, we incurred operating total expenses of $50,413 compared with total operating expenses of $68,080 during the year ended December 31, 2013.

For the year ended December 31, 2014, we earned net income of $43,380 compared with net income of $76,366 for the year ended December 31, 2013.

Liquidity and Capital Resources

As at December 31, 2014, we had a cash balance of $168 and total assets of $41,635 compared with $818 of cash and total assets of $70,282 as at December 31, 2013.  The decrease in cash was due to cash used for operating expenses.

As at December 31, 2014, we had total liabilities of $18,278 compared with total liabilities of $565 at December 31, 2013.  The increase in total liabilities was attributed to accounts payable as well as amounts payable to a related party.

As at December 31, 2014, we had a working capital deficit of $11,130 compared with a working capital surplus of $21,186 as at December 31, 2013.  The decrease in working capital surplus was due to our decrease in accounts receivable.

Cashflow from Operating Activities

During the year ended December 31, 2014, we received cash of $70,812 from operating activities as compared to receiving cash of $42,486 during the year ended December 31, 2013.  The increase in cash received from operating activities during the year was due to payment of outstanding obligations in 2013.

Cashflow from Investing Activities

During the year ended December 31, 2014 we used cash of $nil in investing activities compared to use of $8,780 during the year ended December 31, 2013.

Cashflow from Financing Activities

During the year ended December 31, 2014, we used net cash of $71,462 from financing activities compared with using net cash of $37,350 during the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Management's discussion and analysis of our financial condition and results of operations are based on the financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, Management will evaluate its estimates and will base its estimates on historical experience, as well as on various other assumptions in light of the circumstances surrounding the estimate, and the results will form the basis in making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources.  It should be noted, however, that actual results could materially differ from the amount derived from Management's estimates under different assumptions or conditions.

Loss per share is computed using the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period reported.  Our Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on the our current financial statements.

Because we are a small, development stage company, with only one director, we have not yet appointed an audit committee or any other committee of our Board of Directors.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8.  Financial Statements

EMS FIND, INC.

Audited

December 31, 2014

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EMS Find, Inc.

We have audited the accompanying balance sheets of EMS Find, Inc. as of December 31, 2014 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2014. EMS Find, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EMS Find, Inc. as of December 31, 2014 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

July 21, 2015

EMS Find, Inc.
Consolidated Balance Sheets
As of December 31, 2014 and Decemer 31, 2013

ASSETS

	As of	As of
	December 31,	December 31,
	2014	2013

Current Assets
Cash	$168	$818
Accounts receivable	6,980	20,933
Total Current Assets	7,148	21,751

Other Assets
Fixed assets, net	32,584	46,462
Intangible assets, net	1,903	2,069

Other Assets	34,487	48,531

TOTAL ASSETS	$41,635	$70,282

LIABILITIES & STOCKHOLDERS' DEFECIT

Short Term Liabilities
Accounts payable	$11,091	$-
Due to related party	7,187	30
Payroll liabilities	-	535
Total Short Term Liabilities	18,278	565

TOTAL LIABILITIES	$18,278	$565

Stockholders' Equity

Series A Preferred stock, $0.001 par value, (20,000,000 shares authorized
1,000,000 and 500,000 shares issued and outstanding
as of December 31, 2014 and December 31, 2013)	1,000	500
Common stock, $0.001 par value, (100,000,000 shares authorized
28,334,535 and 10,000,000 shares issued and outstanding
as of December 31, 2014 and December 31, 2013)	28,335	10,000
Additional paid in capital	(201,967)	(93,392)
Retained earnings	195,989	152,609

Total Stockholders' Equity	23,357	69,717

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	41,635	70,282

The accompanying notes are an integral part of these financial statements

EMS FIND, INC.
Consolidated Statements of Operations
For The Years Ended December 31, 2014 December 31, 2013

	December 31,	December 31,
	2014	2013

Revenues

Gross sales	$264,672	$290,910
Cost of sales	170,879	183,815

Gross profit	93,793	107,095

Costs and Expenses
Executive compensation	7,336	2,945
Depreciation & amortization	14,044	13,158
General & administrative	29,033	51,977

Total Expenses	50,413	68,080

Income From Operations	43,380	39,016

Other Income
Debt write off	-	37,350

Total Other Income	-	37,350

Net Income	$43,380	$76,366

Basic and Diluted Earnings (Loss) per share	$0.00	$0.01

Weighted average number of
common shares outstanding	10,050,232	10,000,000

The accompanying notes are an integral part of these financial statements

EMS FIND, INC.
Consolidated Statement of Changes in Stockholders' Equity
For The Years Ended December 31, 2014 and December 31, 2013

.		Preferred	Preferred	Common	Common	Additional	Accumulated
		Stock	Stock	Stock	Stock	Paid-in	Deficit	Total
			Amount		Amount	Capital

	Beginning Balance	500,000	$500	10,000,000	$10,000	(56,042)	$76,243	$30,701

	Member Draw					(37,350)		(37,350)

	Net Income December 31, 2013						76,366	76,366

	Balance, December 31, 2013	500,000	500	10,000,000	10,000	(93,392)	152,609	69,717

	Member Draw					(71,462)		(71,462)

	Recapitalization from reverse merger	500,000	500	18,334,535	18,335	(37,113)		(18,278)

	Net Income from December 31, 2014						43,380	43,380

	Balance, December 31, 2014	1,000,000	1,000	28,334,535	28,335	(201,967)	195,989	23,357

The accompanying notes are an integral part of these financial statements

EMS FIND, INC.
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2014 and December 31, 2013

	December 31,	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$43,380	$76,366

Depreciation & amortization expense	14,044	13,158
Change in accounts receivable	13,953	(6,074)
Change in notes payables	-	(37,350)
Change in due to officers	(30)	30
Change in payroll liabilities	(535)	(3,643)

Net cash provided by operating activities	70,812	42,486

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed assets	$-	$(8,780)
Net cash (used in) investing activities	-	(8,780)

CASH FLOWS FROM FINANCING ACTIVITIES

Distribution	$(71,462)	$(37,350)

Net cash (used in) financing activities	(71,462)	(37,350)

Net (decrease) in cash	(650)	(3,644)

Cash at beginning of year	818	4,462

Cash at end of year	$168	$818

SUPPLEMENTAL DISCLOSURES OF CASH FLOW

NON-CASH ACTIVITIES

Gain on debt forgivness	$-	$37,500
Liabilites acquired in merger	$18,278	$-
Total non-cash activities	$18,278	$37,500

The accompanying notes are an integral part of these financial statements

EMS FIND, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

EMS Find, Inc. formerly Lightcollar, Inc. (the Company) was incorporated on March 22, 2011, under the laws of the State of Nevada.  On March 20, 2015, the Company amended its articles of incorporation and changed its name from Lightcollar, Inc. to EMS Find, Inc.

On December 23, 2014 the “Company, has authorized a forward split (the “Forward Split”) of its issued and authorized common shares, whereby every One (1) old share of common stock will be exchanged for Five (5) new shares of the Company's common stock.  As a result, the issued and outstanding shares of common stock will increase from Five Million Six Hundred Fifty Thousand (5,650,000) common shares prior to the Forward Split to Twenty Eight Million Two Hundred Fifty Thousand (28,250,000) common shares following the Forward Split.  Fractional shares will be rounded upward.

On March 10, 2015, the company, with the approval of a majority vote of its shareholders approved the filing of a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series A Preferred Stock (the “Designation” and the “Series A Preferred Stock”).  The terms of the Certificate of Designation of the Series A Preferred Stock, which was filed with the State of Nevada on March 12, 2015, include the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of Series A Preferred Stock and each Series A Preferred Stock share are not convertible into shares of our common stock.

Effective March 20, 2015, the Company, with the approval of its board of directors and its majority shareholders by written consent in lieu of a meeting, filed a Certificate of Amendment (the “Certificate of Amendment”) with the Secretary of State of Nevada.  As a result of the Certificate of Amendment, the Company has, among other things, (i) changed its name to “EMS Find, Inc.” and (ii) changes its symbol to “EMSF”.

On March 23, 2015, the Company issued 50,000 shares of Series A Preferred Stock in consideration for services on the Company’s Board of Directors.

On March 31, 2015, the Company issued 450,000 shares of Series A Preferred Stock in consideration for services on the Company’s Board of Directors.

On March 31, 2015, the Company signed the share exchange agreement with EMS Factory, Inc., a company incorporated under the laws of the State of Pennsylvania (“EMS”), and the shareholder of EMS (the “Selling Shareholder”) pursuant to a share exchange agreement by and among the Company, EMS and the Selling Shareholder.  The Company will acquire 100% of the issued and outstanding securities of EMS in exchange for the issuance of 10,000,000 shares of the Company’s Restricted Common Stock, par value $0.001 per share and 500,000 shares of the Company’s Series A Preferred Stock, par value $0.001.  The Company will also fund $300,000 over the next one hundred and twenty days, to support the continued development and commercialization of EMS’ technology, in the following manner:

EMS FIND, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As a result of the Agreement the Selling Shareholder will acquire up to 49% of the voting rights of Company’s currently issued and outstanding shares of common stock.  Upon completion of the Agreement, EMS will become the wholly-owned subsidiary and the Company acquired the business and operations of EMS.  Further, on the Closing date of the Agreement, Steve Rubakh, shall also be appointed the President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a Director of the Company, in conjunction with the appointments, Mr. Matveev Anton will resign all of his positions with the Company.  The Agreement is to be completed contingent on the successful financial audit of EMS Factory, Inc.

For accounting purposes, the acquisition of EMS by EMS Find, Inc. has been recorded as a reverse merger of a public company, with the exception that no goodwill is generated, and followed up with a recapitalization of EMS based on the factors demonstrating that EMS represents the accounting acquirer.  Consequently, the historical financial information in the accompanying consolidated financial statements is that of EMS.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, EMS Factory, Inc.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  All intercompany balances and transactions have been eliminated.  The year-end of EMS Find, Inc. is March 31 and the year-end of EMS Factory, Inc. is December 31.  The consolidated balance sheet is March 31, 2015 for EMS Find, Inc. consolidated with December 31, 2014 for EMS Factory, Inc.  The consolidated statements of operations and statements of cash flows are for EMS Factory, Inc. for the years ended December 31, 2014 and 2013.  For accounting purposes and due to the accounting for the reverse merger, the Company is using the accounting year end of EMS Factory, Inc. for the presentation in this filing.

Nature of Business

The Company transitioned its operations from acting as a licensed ambulance provider to providing medical transportation information and acting as an intermediary coordinating dispatch services for providers, patients and medical transport companies.  The Company is designing, developing, marketing, and operating software assets mainly in on-demand mobile healthcare sector.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  The Company had cash balances of $168 and $818 as of December, 31, 2014 and December, 31, 2013 respectively.

EMS FIND, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

Revenue Recognition

Our revenue is derived from the service revenue from Ambulance transportation services

The Company's revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition ("SAB 104"), and other applicable revenue recognition guidance under US GAAP.  Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer.  In this case, revenues are recognized upon services rendered.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

Property and Equipment

Property and equipment consists of Ambulances and medical equipment and are stated at cost.  Ambulance and Medical equipment is depreciated using the straight-line method over the estimated service life of five years.  Maintenance and repairs are expensed as incurred and improvements are capitalized.  Gains or losses on the disposition of property and equipment are recorded upon disposal.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of outstanding shares of common stock during the period.

EMS FIND, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

Recent Pronouncements

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria.  The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share.  The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective.  Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  The amendments in this Update are effective on November 18, 2014.  After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.  However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

 In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern.  The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact.  Management will also be required to evaluate and disclose whether its plans alleviate that doubt.  The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted.  We do not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

At December 31, 2014 and 2013, equipment consisted of the following:

	December 31,	December 31,
	2014	2013

Ambulance/Vehicles	46,960	46,960
Medical Equipment	$23,430	$23,430
Less: Accumulated depreciation	(37,806)	(23,928)
Total equipment, net	$32,584	$46,462

Depreciation and amortization expense for the years ended December 31, 2014 and December 31, 2013 was $14,044 and $13,158 respectively.

EMS FIND, INC.

NOTES TO THE FINANCIAL STATEMENTS

(Audited)

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company paid for Mr. Rubakh’s health insurance of $7,336 and $2,945 during the Year Ended December 31, 2014 and December 31, 2013 respectively, which is reflected as Executive Compensation in the statement of operations.

As the sole share-holder and Board member of EMS Factory Mr. Rubakh has taken a draw of $71,462 and $37,350 during the years ended December 31, 2014 and 2013 respectively.

NOTE 4 - NOTES PAYABLE

In December 2011 the Company entered into a purchase agreement for couple Ambulances and Medical equipment for $106,000 of this amount the Company issued a non-interest bearing note in the amount of $50,650.  At December 31, 2013 the Company received debt forgiveness for the balance of the note.

NOTE 6 – PREFERRED STOCK

On March 10, 2015, the company, with the approval of a majority vote of its shareholders approved the filing of a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series A Preferred Stock (the “Designation” and the “Series A Preferred Stock”).  The terms of the Certificate of Designation of the Series A Preferred Stock, which was filed with the State of Nevada on March 12, 2015, include the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of Series A Preferred Stock and each Series A Preferred Stock share are not convertible into shares of our common stock.

The Company has 20,000,000 shares of Series A Preferred Stock authorized.

On March 23, 2015, the Company issued 50,000 shares of Series A Preferred Stock in consideration for services on the Company’s Board of Directors.

On March 31, 2015, the Company issued 450,000 shares of Series A Preferred Stock in consideration for services on the Company’s Board of Directors.

On March 31, 2015, the Company issued 500,000 shares of Series A Preferred Stock as part of the share exchange agreement with EMS Factory Inc.

NOTE 7 – COMMON STOCK

The Company has 100,000,000 shares of common stock authorized.

Prior to the reverse merger with EMS Factory, Inc., EMS Find, Inc. had 28,250,000 shares of common stock issued and outstanding.

On March 9, 2015, EMS Find, Inc. issued 84,535 shares of common stock for debt converted of $84,535.

On March 31, 2015, the Company issued 10,000,000 shares of common stock as part of the share exchange agreement with EMS Factory, Inc.  Also, part of the share exchange agreement, the former management agreed to cancel 10,000,000 shares of common stock.

NOTE 8 – SUBSEQUENT EVENTS

On March 23, 2015 the Company issued a note for $30,400 with 10% interest per annum.  The note becomes due on October 15, 2015.  As of July 20, 2015, the Company has received $109,945 of the $300,000 committed funding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Company management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters.  At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense.  Management will continue to evaluate this segregation of duties.  In addition, management is aware that many of our currently existing internal controls are undocumented.  Our management will be working to document such internal controls over the coming year.

 Item 9B.  Other Information.

None.

13

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of March 31, 2015 and as of the date of the filing of this report:

Name and Address

Age

Position(s) Held

Steve Rubakh

54

President, CEO, Secretary, Treasurer,

Principal Executive Officer and

Director

Shang Fei

34

Director and Chairman of Board of

Directors

Background of Directors and Executive Officers

Steve Rubakh has been our President, CEO, Secretary, Treasurer, CFO and a Director since April 1, 2015.  Mr. Rubakh founded EMS Factory, Inc., in 2011, where he oversaw the day to day operations and assisted in building and creating a vision for the company.  At the end of 2014, Mr. Rubakh took the company to the next stage by initiating the development of the on-demand mobile application and platform on which the Company strategy is now based.  In 2003, he founded Power Sports Factory, Inc., and served as the President until 2010.  Prior to founding Power Sports Factory, Mr. Rubakh was the founder of International Parking Concepts specializing in providing services to the hospitality industry.  Mr. Rubakh attended both Community College of Philadelphia and Temple University majoring in business administration.  Mr. Rubakh devotes approximately 40 hours a week to our business.

Shang Fei has been a Director and Chairman of our Board of Directors since March 23, 2015.  From 2008 until 2011, Mr. Fei worked at Emostef Design, where he was in charge of building CRM and point of sale applications where he managed sixteen programmers and designers who were responsible for the auditing and managing a software development team.  Mr. Fei was also in charge of implementing improvements to all the IT software and procedures of UI/UX implementation, testing, and the evaluations.  In 2012, Mr. Fei moved over to Soanhill Ventures, until the end of 2014, where he managed all aspects of the software development lifecycle for customized software solutions in various industries.  While at Soanhill, Mr. Fei also managed the system integration and migrations, where he led the transition of old programs to new platforms, upgraded servers, applications and databases for client companies.

Term of Office of Directors

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our Board of Directors and hold office until the officer dies or resigns or the Board elects a successor or removes the officer.

Key Employees

None.

14

Family Relationships

None.

Involvement in Certain Legal Proceedings

None.

Audit Committee Financial Expert

No determination has been made as to whether any member of the audit committee qualified as an audit committee financial expert as defined in Item 401 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in the beneficial ownership of our securities with the SEC of Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  Based on a review of the SEC’s website, we believe that, with respect to our most recent fiscal year, all directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

We have adopted an informal Code of Ethics that applies to our officers, directors, which we feel is sufficient at this time, given we are still in the start-up, development stage and have no employees, other than our officers and directors.

Item 11.  Executive Compensation.

We have one executive officer, who is currently our only employee. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2015 and 2014 awarded to, earned by or paid to our executive officers.

15

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	(b)
					($)

						($)

Steve Rubakh, President, CEO, Secretary, Treasurer, CFO, Principal Executive Officer and Director
	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
Shang Fei, Director and Chairman of Board of Directors
	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
Matveev Anton, Former President, CEO, Secretary, Treasurer, CFO, Principal Executive Officer and Director
	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

16

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Name and Principal Position(s)	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#) (Exercisable	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steve Rubakh, President, CEO, Treasurer, CFO and Principal Executive Officer, Director	0	0	0	0	0	0	0	0	0
Shang Fei, Director	0	0	0	0	0	0	0	0	0
Matveev Anton, Former President, CEO, Secretary, Treasurer, CFO, Principal Executive Officer and Director	0	0	0	0	0	0	0	0	0

17

Option Grants

No options were granted during the fiscal year ended March 31, 2015.  We have no outstanding warrants or stock options.

Director Compensation

None.

Employment Agreements

None.

Report on Repricing of Options

None.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of March 31, 2015 and as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors and as a group.

As of March 31, 2015, we had a total of 28,334,535 shares of common stock issued and outstanding.  Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below.  Except where noted, the address of all listed beneficial owners is in care of our office address.

18

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Steve Rubakh, President, CEO, Secretary, Treasurer, CFO, Principal Executive Officer and Director	Common Shares	0	0
Shang Fei	Common Shares	0	0
All Officers and Directors as a Group	Common Shares	0	0
Matveev Anton (1)	Common Shares	10,084,535	35.59

(1)

Former President, CEO, Secretary, Treasurer, CFO, Principal Executive Officer and Director

Changes in Control

None.

Item 13.  Certain Relationships, Related Transactions and Director Independence

At December 31, 2014, there is a total of $7,187 advanced by an officer for costs; however, there is no specific repayment term.

We do not currently have any other related party transactions and have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

Director Independence

The OTCQB does not have a requirement that a majority of our Board of Directors be independent.  However, with respect to the definition of independence utilized by NASDAQ, our officers and directors would be deemed to be independent.

Our Audit Committee is comprised of our officers and directors.  NASDAQ requires at least three members on the Audit Committee, each of whom must be independent.  NASDAQ also requires that, if its Chief Executive Officer’s compensation is determined by its Compensation Committee, the Compensation Committee must be comprised solely of independent directors.  The Company currently does not meet either of these requirements.

The NASDAQ rules have both objective tests and a subjective test for determining who is an “independent director.”  The objective tests state, for example, that a director is not considered independent if he or she is an employee of the Company or is a partner, executive officer or controlling stockholder of an entity to which the company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed the greater of $200,000 or 5% of the recipient’s consolidated gross revenue for that year or a family member serves in the current fiscal year or has served at any time during the last three fiscal years as an executive officer of the Company. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

19

Item 14.  Principal Accountant Fees and Services

Audit Fees

For the years ended March 31, 2015 and 2014, the aggregated fees billed by Seale and Beers, CPAs, for professional services rendered for the audit (including quarterly review) of our annual consolidated financial statements included in our annual report on Form 10-K were $20,000 and $10,000, respectively.

Audit-Related Fees

The fees of our accounting firm, Seale and Beers, CPAs, for providing audit-related services for the fiscal year ended March 31, 2015 and 2014 was none.

Tax Fees

Seale and Beers, CPAs, does not provide us with tax compliance, tax advice or tax planning services.

All Other Fees

None.

20

Item 15.	Exhibits

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EMS FIND, INC.

By: /s/ Steve Rubakh
Date: July 21, 2015	Steve Rubakh
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Rubakh	President, Chief Executive	July 21, 2015
Steve Rubakh	Officer, Chief Financial Officer, Director, Secretary, Treasurer

/s/ Shang Fei	Director	July 21, 2015
Shang Fei

21