Form 10-K/A
period 2015-03-31
EMS FIND, INC.
filed 2015-07-24
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2015 (the “10-K”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-K/A, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K/A.

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

EMS FIND, INC.

By: /s/ Steve Rubakh
Date: July 23, 2015	Steve Rubakh
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Rubakh	President, Chief Executive	July 23, 2015
Steve Rubakh	Officer, Chief Financial Officer, Director, Secretary, Treasurer

/s/ Shang Fei	Director	July 23, 2015
Shang Fei

21