Form 10-KT
period 2015-06-30
EMS FIND, INC.
filed 2015-09-29
CIK 1520118

________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[   ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _____________

[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2015 to June 30, 2015

Commission File Number: 333-174759

EMS FIND, INC.

(Name of registrant as specified in its charter)

Nevada	42-1771342
(State of incorporation)	(I.R.S. Employer Identification No.)

73 Buck Road, Suite 2

Huntingdon Valley, PA 19006

(Address of principal executive offices)

(215) 350-2255

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[   ]  Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

[   ] Yes    [X] No

Indicate by check mark if the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes    [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]    No [X]

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

[   ] Yes    [X] No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $-0-.

As of September 22, 2015, there were 28,831,715 shares of the common stock of the registrant issued and outstanding.

Table of Contents

PART I

1

Item 1.  Business.

1

Item 1A.  Risk Factors.

3

Item 1B.  Unresolved Staff Comments.

8

Item 2.  Properties.

8

Item 3.  Legal Proceedings.

8

Item 4.  Mine Safety Disclosures.

8

PART II

8

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

8

Item 6.  Selected Financial Data.

9

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

9

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

11

Item 8.  Financial Statements and Supplementary Data.

11

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

23

Item 9A.  Controls and Procedures.

23

Item 9B.  Other Information.

24

PART III

25

Item 10.

Directors, Executive Officers and Corporate Governance.

25

Item 11.

Executive Compensation.

27

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

28

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

28

Item 14.

 Principal Accountant Fees and Services.

29

PART IV

30

Item 15.  Exhibits and Financial Statement Schedules

30

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).   These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Readers of this Annual Report on Form 10-K should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause our actual results to differ materially from those provided in forward-looking statements.  Readers should not place undue reliance on forward-looking statements contained in this Form 10-K.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We do not undertake any obligation to publicly update or revise any forward-looking statements we may make in this Form 10-K or elsewhere, whether as a result of new information, future events or otherwise.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "EMS" mean EMS Find, Inc., unless otherwise indicated.

PART I

Item 1.  Business.

General

We were incorporated in the State of Nevada on March 22, 2013 under the name Lightcollar, Inc.  On March 22, 2015, we changed our name to EMS Find, Inc.  Effective March 31, 2015, we entered into a Share Exchange Agreement with the sole shareholder of EMS Factory, Inc., a Pennsylvania corporation (“EMS Factory”), and following the closing under the Share Exchange Agreement, EMS Factory became a wholly-owned subsidiary of the Company, with the former stockholder of EMS Factory owning approximately 35% of the outstanding shares of common stock of the combined company.  Our offices are located at 73 Buck Road, Suite 2, Huntingdon Valley, Pennsylvania 19006.

The Company develops and markets B2B & B2C on-demand mobile platform, designed to connect health care providers and consumers to a network of medical transport companies throughout the United States and Canada and, on the internet and through mobile applications, will provide specialized online marketing solutions for these businesses that boost customer awareness and merchant visibility on the internet and through mobile applications.  Our application is now undergoing beta testing, and will provide affordable tools for health care providers to extend their marketing reach to relevant prospective customers via the internet and mobile applications.   Our solutions will facilitate, speed up and connect health care providers and the public with ambulance providers for the benefit of the patients.  The platform enables users (hospitals, medical offices, dialysis centers, nursing homes, home care agencies and other medical providers) and the public to schedule medical transportation in a timely and efficient way based on the type of medical transportation which best fits each patient's needs.  The EMS Find app will work on any smart device including smart phones, tablets or laptops.  The app will be available in iOS, android and desktop versions and will allow users to connect in real time to local and nearby pre-screened medical transportation companies wherever the medical transports are needed and that fit the medical, logistical and financial criteria for the user.

Recent Developments

On March 31, 2015, the Company signed the share exchange agreement (“Agreement”) with EMS Factory, Inc., a company incorporated under the laws of the State of Pennsylvania (“EMS”), and the shareholder of EMS, Steve Rubakh, pursuant to which the Company acquired 100% of the issued and outstanding securities of EMS in exchange for the issuance of 10,000,000 shares of the Company’s restricted Common Stock and 500,000 shares of the Company’s Series A Preferred Stock. The Company also agreed to fund $300,000 over the four months following the closing to support the continued development and commercialization of EMS’s technologies.  As a result of the closing under the Agreement, EMS  became the wholly-owned subsidiary of the Company, and the Company thereby acquired the business and operations of EMS.  Further, on the Closing Date under the Agreement, Mr. Rubakh was appointed the President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a Director of the Company and, in conjunction with these appointments, Mr. Matveev Anton has resigned all of his positions with the Company.

EmsFind's Platforms

EMSfind - (B2C) business version

This platform connects health care providers (social workers, caregivers, ER nurses, case managers, discharge nurses, etc.) located or affiliated with health care facilities (hospital, nursing home, home care agency, dialysis center, cancer treatment center, hospice, pr center, etc.) and public (patient, friends, family) with pre-screened, nearby transportation providers to schedule non-emergent transport (ALS, BLS, Wheelchair) in timely and efficient manner.  Upon acceptance of job, transportation automatically pays EMS Find $5-$10 per trip via credit card.  Patients without insurance coverage will have an access to discounted rate (credit card or cod), pre-negotiated for their benefit.  Each accepted trip, results in significant revenue of $250-$400 (ALS/BLS Ambulance Transport) and $50-95 (Wheelchair Transport) to transportation provider.  All billing is done by transportation provider.  Each user/requestor can submit a request, cancel and track (real time) each trip by accessing Job Screen.  In addition, transportation provider can log in and access Job Screen to see which jobs are still available to accept, as well cancel or refer/forward job once it was accepted.

EMSenterprise - (B2B) enterprise version

This platform is developed to assist health care facilities and contracted transportation providers to schedule medical transports.  Platform is very similar in functionality to EMSbusiness.  There are no fees per trip.  Revenue model is based on monthly fee, paid by transportation provider.

EMS data marketing

Under HIPPA regulations, we will able to market to health care organization, particularly medical/life insurance plans, regional/national ems organizations, drug manufacturers, home care equipment manufacturers and distributors and use this information for marketing purposes.

Market Information

Ambulances help rescue injured or medically ill patients by transporting them to medical treatment centers with adequate medical services such as monitoring of health condition and administration of drugs.   This service is provided with the help of healthcare professionals and medical equipment installed in the ambulance.  Major factors driving the growth of the ambulance services market are the rising geriatric population across the world and increasing number of accidents.  Favorable reimbursement scenario for availing ambulance service is further boosting market growth. The global ambulance services market based on the mode of transport has been segmented as: ground ambulance services, air ambulance services and water ambulance services.  On the basis of emergency type, the global market has been segmented as: emergency ambulance services and non-emergency ambulance services.

Ambulance services, emergency and non-emergency, are provided to patients based on the medical condition and emergency of transportation.   Ambulances are equipped with various types of medical equipment to cater to the need of patients by providing first-line treatment.  Based on the type of equipment installed in ambulances, the ambulance services market is segmented into advanced life support (ALS) ambulance services and basic life support (BLS) ambulance services.

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

Trademark and Patents

We do not have a trademark registered at this time.  However, we have retained a law firm that is in the process of filing a provisional patent for our on-demand medial transport platform.

Government Regulation

The healthcare industry is subject to numerous federal and state laws, regulations and rules including, among others, those related to government healthcare program participation requirements, various licensure and accreditation standards, reimbursement for patient services, health information privacy and security rules, and government healthcare program fraud and abuse provisions. Firms that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs and subjected to significant fines or penalties.

Research and Development

We spent any $10,287 on research and development activities during the year ended June 30, 2015.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

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

Item 1A.  Risk Factors.

Risks Relating to Our Business

AN INVESTMENT IN THE COMPANY MUST BE CONSIDERED SPECULATIVE.

We cannot assure you that you will realize a return on your investment or that our stockholders will not lose their investments in the Company in their entirety.  In the event we are forced to dissolve or commence insolvency proceedings, any proceeds from the liquidation of our assets will be distributed to our stockholders only after the satisfaction of the claims of our creditors.  Your ability to recover all or any portion of an investment in our capital stock will depend upon the amount of the dissolution proceeds.

WE HAVE NOT HAD OPERATIONS OF ANY SIGNIFICANCE SINCE INCEPTION AND WILL BE REQUIRED TO RAISE SUBSTANTIAL AMOUNTS OF CAPITAL

We will have to obtain significant additional capital, in addition to the capital proposed to be raised in this offering, to continue with development of our proposed business.  There is no assurance that we will be able to obtain sufficient capital to implement our proposed business plan.

RAISING ADDITIONAL CAPITAL MAY CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS, RESTRICT OUR OPERATIONS OR REQUIRE US TO RELINQUISH RIGHTS.

We may seek additional capital through a combination of private and public equity offerings, debt financings collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, current stockholders’ ownership interest in the Company will be diluted. In addition, the terms may include liquidation or other preferences that materially adversely affect their rights as a stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

THE MOBILE APPLICATION INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, AND OUR SUCCESS DEPENDS UPON THE FREQUENT ENHANCEMENT OF EXISTING PRODUCTS AND TIMELY INTRODUCTION OF NEW PRODUCTS THAT MEET OUR CUSTOMERS’ NEEDS.

Customer requirements for mobile application products are rapidly evolving and technological changes in our industry occur rapidly. To keep up with new customer requirements and distinguish us from our competitors, we must frequently introduce new products and enhancements of existing products. Enhancing existing products and developing new products is a complex and uncertain process.   It often requires significant investments in research and development (“R&D”).  Furthermore, we may not be able to launch new or improved products before our competition launches comparable products. Any of these factors could cause our business or financial results to suffer.

IF WE FAIL TO CONTINUE TO INTRODUCE NEW PRODUCTS THAT ACHIEVE BROAD MARKET ACCEPTANCE ON A TIMELY BASIS, WE WILL NOT BE ABLE TO COMPETE EFFECTIVELY AND WE WILL BE UNABLE TO INCREASE OR MAINTAIN SALES AND PROFITABILITY.

Our future success depends on our ability to develop and introduce new products and product enhancements that achieve broad market  acceptance. If we are unable to develop and introduce new products that respond to emerging technological trends and customers’ mission critical needs, our profitability and market share may suffer. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed.  We are active in the identification and development of new product and technology services and in enhancing our current products. However, in the enterprise mobility solutions industry, such activities are complex and filled with uncertainty. If we expend a significant amount of resources and our efforts do not lead to the successful introduction of new or improved products, there could be a material adverse effect on our business, profitability, financial condition and market share.

WE FACE COMPETITION FROM NUMEROUS SOURCES AND COMPETITION MAY INCREASE.

We believe that barriers to entry are not significant and start-up costs are relatively low, so that we expect significant  competition in the future. New competitors may be able to launch new businesses similar to ours, and current competitors may replicate our business model, at a relatively low cost. If competitors with significantly greater resources than ours decide to replicate our business model, they may be able to quickly gain recognition and acceptance of their business methods and products through marketing and promotion. We may not have the resources to compete effectively with current or future competitors.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY IN WHICH WE ARE A SMALL ENTERPRISE COMPARED TO OUR COMPETITORS.

Our revenue is indirectly dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. The PPACA made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States.  The healthcare industry, in which the Company is a very small factor, is highly competitive, and competition among service  and healthcare providers has intensified in recent years.  Substantially all of our competitors and potential are much larger and better financed companies.

WE CONDUCT BUSINESS IN A HEAVILY REGULATED INDUSTRY AND IF WE FAIL TO COMPLY WITH THESE LAWS AND GOVERNMENT REGULATIONS, WE COULD INCUR PENALTIES OR BE REQUIRED TO MAKE SIGNIFICANT CHANGES TO OUR OPERATIONS OR EXPERIENCE ADVERSE PUBLICITY, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we may provide and bill for services and our payors may collect reimbursement from governmental programs and private payors, our contractual relationships with our clients and vendors, our marketing activities and other aspects of our operations.  Of particular importance are:

•

the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

the criminal healthcare fraud provisions of HIPAA and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•

the federal False Claims Act that imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits;

•

reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;

•

similar state law provisions pertaining to anti-kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any third-party payor, including commercial insurers; and

•

state laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians' medical decisions or engaging in some practices such as splitting fees with physicians.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our operations could be indirectly affected through our clients’ activities. The laws, regulations and standards governing the provision of healthcare services may change significantly in the future, and any new or changed healthcare laws, regulations or standards could materially adversely affect our business.

WE ARE INCREASINGLY DEPENDENT ON WIRELESS SERVICE AND INFRASTRUCTURE AND INFORMATION TECHNOLOGY SYSTEMS (CYBER SECURITY).

As a provider of a mobile application, we rely upon technology systems and infrastructure.   In particular, we are heavily dependent and reliant on availability of technology from Apple (ios phones) and Google (android phones and geo locating services).  Our operations are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events such as computer hackings, cyber attacks, computer viruses, worms or other destructive or disruptive software. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public.  There can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition of the Company. In addition, significant implementation issues may arise if we consolidate and outsource certain computer operations and application support activities.

Our systems are an integral part of our customers’ business operations. It is critical for our customers, that our systems provide a continued and uninterrupted performance. Customers may be dissatisfied by any system failure that interrupts our ability to provide services to them. Sustained or repeated system failures would reduce the attractiveness of our services significantly and could result in decreased demand for our services.

WE DEPEND HEAVILY ON OUR CHIEF EXECUTIVE OFFICER, AND HIS DEPARTURE COULD HARM OUR BUSINESS.

The expertise and efforts of Steve Rubakh, our Chief Executive Officer, are critical to the success of our business. The loss of Mr. Rubakh’s services could significantly undermine our management expertise and our ability to operate our Company.

OUR ACQUISITION STRATEGY EXPOSES US TO A VARIETY OF OPERATIONAL AND FINANCIAL RISKS.

A principal element of our business strategy is to grow by increasing through technology acquisitions in areas where we plan for our business to be involved.  Growth, especially rapid growth, through purchase of technologies or acquisitions exposes us to a variety of operational and financial risks.

THE REVENUES AND RESULTS OF OUR OPERATIONS MAY BE SIGNIFICANTLY AFFECTED BY PAYMENTS RECEIVED BY OUR HEALTH CARE CLIENTS’ MANAGED FACILITIES FROM THE GOVERNMENT AND THIRD-PARTY PAYORS.

A significant source of revenues for health care industry companies for which we would provide services is from government healthcare programs, principally Medicare and Medicaid. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government healthcare programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on our business, financial condition and results of operations.

Risks Relating Generally to Commercial Applications of Our Technology

AT THIS TIME THERE IS NO UNIVERSAL MARKET ACCEPTANCE OF OUR PROPOSED PRODUCTS.

We cannot assure you that we will be successful in commercializing one or more of the potential applications of our B2B & B2C on-demand mobile platform technology, or that, if commercial acceptance is obtained by us, our operations will be profitable.  The telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. We are seeking strategic alliances, government contracts and other distribution and marketing channels; however, we cannot assure you that any significant degree of market acceptance will result, and that acceptance, if achieved, will be sustained for any significant period or that product life cycles will be sufficient (or substitute products developed) to permit the Company to recover start-up and other associated costs.  Our goal is to achieve or sustain market acceptance would have a material adverse effect on our business, financial conditions, and results of operations.

WE MAY NOT BE ABLE TO RESPOND QUICKLY ENOUGH TO CHANGES IN TECHNOLOGY AND TECHNOLOGICAL RISKS, AND TO DEVELOP OUR INTELLECTUAL PROPERTY INTO COMMERCIALLY VIABLE PRODUCTS.

Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our planned products obsolete or less attractive. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to remain competitive. We cannot provide assurance that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products will not become obsolete. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly.

OUR GROWTH IS DEPENDENT IN LARGE PART ON THE SUCCESS OF OUR STRATEGIC RELATIONSHIPS WITH THIRD PARTIES.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our client and partner organizations and technology and content providers.  Identifying potential clients, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to, or utilization of, our products and services.  If we are unsuccessful in establishing or maintaining our relationships with third party clients and  users, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client use of our applications or increased revenue.

WE WILL RELY ON DATA CENTER PROVIDERS, INTERNET INFRASTRUCTURE, BANDWIDTH PROVIDERS, THIRD-PARTY COMPUTER HARDWARE AND SOFTWARE, OTHER THIRD PARTIES AND OUR OWN SYSTEMS FOR PROVIDING SERVICES TO OUR CLIENTS AND USERS, AND ANY FAILURE OR INTERRUPTION IN THE SERVICES PROVIDED BY THESE THIRD PARTIES OR OUR OWN SYSTEMS COULD NEGATIVELY IMPACT OUR RELATIONSHIPS WITH CLIENTS, ADVERSELY AFFECTING OUR BRAND AND OUR BUSINESS.

We will serve all of our clients and users from data centers. The owners of data center facilities have no obligation to enter into their agreements with us on commercially reasonable terms, or at all. If we are unable to negotiate favorable agreements on commercially reasonable terms, we will be required utilize data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our third-party data center locations with the telecommunications network providers with whom we or they contract or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the experience of our clients.

IF WE ARE UNABLE TO PROTECT OUR PATENTS AND OTHER PROPRIETARY RIGHTS, WE COULD BE FORCED TO CEASE OPERATIONS.

There can be no assurance that we will succeed in our applications for U.S. patents covering our B2B & B2C on-demand mobile platform technology we plan to use or, if granted a U.S. patents, that we will be able to prevent misappropriation or infringement of patents that may be issued to us.

WE MAY IN THE FUTURE BE SUBJECT TO INTELLECTUAL PROPERTY (e.g., PATENTS, COPYRIGHTS, TRADEMARKS AND TRADE SECRETS) RIGHTS CLAIMS, WHICH ARE COSTLY TO DEFEND, AND COULD REQUIRE US TO PAY DAMAGES AND COULD LIMIT OUR ABILITY TO USE CERTAIN TECHNOLOGIES IN THE FUTURE.

Our technologies, when developed and included in commercial products, may not be able to withstand any third-party claims or rights against their use.  Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert resources and attention.

In addition, third parties may initiate litigation against us alleging infringement of their intellectual property rights.  With respect to any intellectual property rights claim, we may have to pay damages or discontinue the practices found to be in violation of a third party’s rights.  We may have to seek a license to continue such practices, which may not be available on reasonable terms and may significantly increase our operating expenses.  A license to continue such practices may not be available to us at all.  As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices.  The development of alternative non-infringing technology or practices could require significant effort and expense.  If we cannot obtain a license to continue such practices or develop alternative technology or practices for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively.  Any of these results could harm our brand, operating results or could otherwise harm our business.

Risks Related to Our Common Stock and its Market

BECAUSE CERTAIN EXISTING STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK, OTHER STOCKHOLDERS' VOTING POWER MAY BE LIMITED.

Steve Rubakh, our Chief Executive Officer, owns and/or controls a majority of the voting power of our common stock.  As a result, Mr. Rubakh will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets.  This stockholder may make decisions that are adverse to your interests.  See our discussion under the caption “Principal Stockholders” for more information about ownership of our outstanding shares.

WE DO NOT HAVE A MAJORITY OF INDEPENDENT DIRECTORS ON OUR BOARD AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these other corporate governance measures and since our securities are not yet listed on a national securities exchange, we are not required to do so. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committee of our board of directors. It is possible that if our Board of Directors included a number of independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors.  In evaluating our Company, our current lack of corporate governance measures should be borne in mind.

OUR SHARE PRICE IS VOLATILE AND MAY BE INFLUENCED BY NUMEROUS FACTORS THAT ARE BEYOND OUR CONTROL.

Market prices for shares of mobile technology companies such as ours are often volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	fluctuations in stock market prices and trading volumes of similar companies;
•	general market conditions and overall fluctuations in U.S. equity markets;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	discussion of us or our stock price by the press and by online investor communities; and
•	other risks and uncertainties described in these risk factors.

WE HAVE NO CURRENT PLANS TO PAY DIVIDENDS ON OUR COMMON STOCK AND INVESTORS MUST LOOK SOLELY TO STOCK APPRECIATION FOR A RETURN ON THEIR INVESTMENT IN US.

We do not anticipate paying any further cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. Investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

OUR COMMON STOCK IS DEEMED TO BE “ PENNY STOCK ”, WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO DISCLOSURE AND SUITABILITY REQUIREMENTS.

Our common stock is deemed to be “ penny stock ” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

- With a price of less than $5.00 per share;

- That are not traded on a “ recognized ” national exchange;

- Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

- In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million.

Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. Many brokers have decided not to trade “penny stocks” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities.

Item 1B.  Unresolved Staff Comments.

Disclosure under Item 1B is not required of smaller reporting companies.

Item 2.  Properties.

Our business offices are located at 73 Buck Road, Suite 2, Huntingdon Valley, Pennsylvania 19006. Our telephone number is (215) 350-2255. Our lease provides for a monthly rental of $700.00 and expires September 1, 2016. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

Item 3.  Legal Proceedings.

Although we may, from time to time, become a party to lawsuits in the ordinary course of business, we are not currently a party to or involved in any legal proceedings.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is traded over-the-counter market and has been quoted on the OTCQB, since approximately April 24, 2015, under the symbol "EMSF”. The quotations in the table below reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Fiscal Quarter	High Bid Price	Low Bid Price

April 24 through June 30, 2015	$2.53	$1.05
July 1 through September 25, 2015	$1.55	$1.02

Holders

As of September 22, 2015, we had approximately 22 stockholders of record.

No dividends have been declared or paid on our common stock, and we do not anticipate that any dividends will be declared or paid in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Sales of Unregistered Securities

On June 30, 2015, the Company issued 30,000 shares of common stock as part of a consulting agreement First Trust Management for a fee of $63,600.

Item 6.  Selected Financial Data.

Disclosure under Item 6 is not required of smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Developments

As of June 30, 2015, we had an accumulated deficit of $129,174. Due to our change in business model we currently do not have any revenues but expect to be able get to revenue in the next two quarters. Our net loss was $325,284 for the six months ended June 30, 2015 compared to net income of $26,837 for the six months ended June  30, 2014. The net income in the six months ending June 30, 2014 was from the prior business model.  A Substantially amount of our operating losses resulted from expenses incurred in connection with our merger for consulting fees and stock compensation as well as our research activities and general and administrative costs associated with our operations.

To fund future operations we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our license and collaboration agreements and private equity securities offerings, there can be no assurance that we will be able to do so in the future.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and expect to start bring in revenue toward the end of the 2015 calendar year. Revenues to date have been generated substantially from the now discontinued Ambulance services. Since our inception through June 30, 2015, we have generated approximately $1.1 Million in revenue. We have since discontinued these services and are focusing on new revenue sources.

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

We are incurring increased costs as a result of being a publicly-traded company.  As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company.  In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies and will require us to comply with these rules.  These new rules and regulations have will increase our legal and financial compliance costs and have made some activities more time-consuming and costly.  In addition, these new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do.  As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.  We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2015 COMPARED TO THE YEAR ENDED JUNE 30, 2014

During the year ended June 30, 2015, we had a net loss of $325,284 as compared to a net income of $26,837 for the year ended June 30, 2014.

During the year ended June 30, 2015 our loss from operations was $297,399 compared to  net income from operations of approximately $20,145in 2014, due to a Stock compensation expense, Consulting fees and Research and Development cost.

 During the year ended June 30, 2015 our loss from Discontinued operations was $27,365 compared to net income from discontinued operations of $46,982 in 2014, due to a sales going from $143,589 during the year ended June30, 2014 to $7,180 in the year ended June 30, 2015.  The company wrote down its fixed assets by $8,200 and took a loss of $13,097 during the year ended June 30, 2015.

LIQUIDITY

At June 30, 2015, we had a negative working capital of approximately $134,939, compared with a negative working capital of approximately $11,130 at December 31, 2014.

At June 30, 2015, we had total assets of approximately $74,276 compared to total assets of approximately $41,635 at December 31, 2014. Net cash used in operating activities in the year ended June 30, 2015 was approximately $97,851, as compared with Net cash provided of approximately $36,255 in 2014; and net cash used from investing activities was approximately $8,703 in 2015, as compared with cash generated of approximately $0 in 2014. Net cash generated by financing activities was approximately $152,229 in the year ended June 30, 2015, compared net cash used of $32,019 in 2014.

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

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results could differ from these estimates and such differences could be material.

While our significant accounting policies are described in more detail in Note 2 of our annual consolidated financial statements included in this Current Report on Form 8-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under Item 7A is not required of smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data.

We set forth below a list of our audited financial statements included in this Annual Report on Form 10-K and their location.

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EMS Find, Inc.

We have audited the accompanying balance sheets of EMS Find, Inc. as of June 30, 2015 and December 31, 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the six month period ended June 30, 2015.  EMS Find Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EMS Find, Inc. as of June 30, 2015 and December 31, 2014, and the results of its operations and its cash flows for the six month period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has no revenues, has negative working capital at June 30, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

September 28, 2015

EMS Find, Inc.
Consolidated Balance Sheets (Audited)
As of June 30, 2015 and December 31, 2014

ASSETS
	As of	As of
	June 30,	December 31,
	2015	2014
Current Assets
Cash	$45,843	$168
Accounts receivable	-	6,980
Total Current Assets	45,843	7,148

Other Assets
Fixed assets, net	1,353	32,584
Fixed assets held for sale, net	27,080
Intangible assets, net	-	1,903

Other Assets	28,433	34,487

TOTAL ASSETS	$74,276	$41,635

LIABILITIES & STOCKHOLDERS' DEFECIT

Short Term Liabilities
Accounts payable	$20,545	$11,091
Due to related party	129,015	7,187
Notes Payable	31,222	-
Total Short Term Liabilities	180,782	18,278

TOTAL LIABILITIES	$180,782	$18,278

Stockholders' Equity

Shares payable (120,000 common stock $0.001 par value)	120
Series A Preferred stock, $0.001 par value, (20,000,000 shares authorized
1,000,000 and 1,000,000 shares issued and outstanding
as of June 30, 2015 and December 31, 2014)	1,000	1,000
Common stock, $0.001 par value, (100,000,000 shares authorized
28,364,535 and 28,334,535 shares issued and outstanding
as of June 30, 2015 and December 31, 2014)	28,365	28,335
Additional paid in capital	(6,817)	(201,967)
Retained earnings	(129,174)	195,989

Total Stockholders' Equity	(106,506)	23,357
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	74,276	41,635

The accompanying notes are an integral part of these financial statements.

EMS FIND, INC.
Consolidated Statements of Operations (Audited)
For The Interim Year Ended June 30, 2015 June 30, 2014

	December 31,
	2014 through
	June 30,	June 30,
	2015	2014
	Audited	Unaudited
Revenues

Gross sales	$-	$-

Gross profit	-	-

Costs and Expenses
Consulting fees	63,600	-
Professional fees	28,771	350
Executive compensation	152,071	3,548
Research & Development	10,287	-
Payroll Expense	13,293	-
General & administrative	24,680	15,747
Rent	4,650	500
Depreciation & amortization	47	-

Total Expenses	297,399	20,145

Income (Loss) From Operations	(297,399)	(20,145)

Other Income & Expenses
Other income	302	-
Interest expense	(822)	-

Total Other Income	(520)	-

Discontinued Operations
Income from discontinued operations	(6,068)	46,982
loss on classification as held for sale	(21,297)	-

Total Discontinued Operations	(27,365)	46,982

Net Income	(325,284)	26,837

Net(Loss) Income	$(325,284)	$26,837

Basic and Diluted Earnings (Loss) per share Income from
continuing operations	$(0.01)	$0.00
Basic and Diluted Earnings (Loss) per share Net Income	(0.01)	0.00
Basic and Diluted Earnings (Loss) per share Discontinued Operations	(0.00)	0.00

Weighted average number of common shares outstanding	28,334,535	28,334,535

The accompanying notes are an integral part of these financial statements.

EMS FIND, INC.
Consolidated Statement of Changes in Stockholders' Equity (Audited)
For The Years Ended June 30, 2015 and December 31, 2014

	Preferred	Preferred	Common	Common	Common	Additional	Accumulated
	Stock	Stock	Stock	Stock	Stock	Paid-in	Deficit	Total
		Amount		Amount	Issuable	Capital

Beginning Balance	500,000	500	10,000,000	10,000		(93,392)	152,609	69,717

Member Draw						(71,462)		(71,462)

Recapitalization from reverse merger	500,000	500	18,334,535	18,335		(37,113)		(18,278)

Net Income from December 31, 2014							43,380	43,380

Balance, December 31, 2014	1,000,000	1,000	28,334,535	28,335		(201,967)	195,989	23,357

Share Issuance for Consulting Fees			30,000	30		63,570		63,600
Accrued Stock compensation for Officer					120	131,580		131,700
Net Income from June 30, 2015							(325,284)	(325,284)

Balance, June 30, 2015	1,000,000	1,000	28,364,535	28,365	120	(6,817)	(129,295)	(106,627)

The accompanying notes are an integral part of these financial statements.

EMS FIND, INC.
Consolidated Statements of Cash Flows (Audited)
For The Six Months Ended June 30, 2015 June 30, 2014

	June 30,	June 30,
	2015	2014
	Audited	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (Loss)	$(325,284)	$26,837

Discontinued operations	6,511	7,022
Depreciation & amortization expense	47	-
Fixed asset write down	8,200	-
Accrued interest	822	-
Shares payable	131,700	-
Stock issued for services	63,600	-
Change in accounts receivable	7,100	3,746
Change in notes payables	-	-
Change in accounts payable	9,453	-
Change in payroll liabilities	-	(1,350)

Net cash provided by operating activities	(97,851)	36,255

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of assets	13,097
Fixed assets	$(21,800)	$-
Net cash (used in) investing activities	(8,703)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Note Payable	152,229	-
Distribution	$-	$(32,019)

Net cash (used in) financing activities	152,229	(32,019)

Net (decrease) in cash	45,675	4,236

Cash at beginning of year	168	817

Cash at end of period	$45,843	$5,053

SUPPLEMENTAL DISCLOSURES OF CASH FLOW

Share issuance for consulting fees	63,600	-
NON-CASH ACTIVITIES	$63,600	$-

The accompanying notes are an integral part of these financial statements.

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, EMS Factory, Inc.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  All intercompany balances and transactions have been eliminated.  EMS Find, Inc. and EMS Factory, Inc. recently changed their year ends to be June 30.  The consolidated balance sheet is June 30, 2015 for EMS Find, Inc. and EMS Factory, Inc.  The consolidated statements of operations and statements of cash flows are for EMS Find, Inc. for the 3 month stub period ending June 30, 2015

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Audited)

and EMS Factory, Inc. for the 6 month stub period ending June 30, 2015.  For accounting purposes and due to the accounting for the reverse merger, the Company is using the accounting year end of EMS Factory, Inc. for the presentation in this filing.

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  The Company had cash balances of $45,843 and $168 as of June, 30, 2015 and December, 31, 2014 respectively.

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

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards through June 31, 2015, of approximately $129,174 will begin to expire in 2032.  Accordingly, deferred tax assets of approximately $45,210 were offset by the valuation allowance based on an estimated tax rate of 35%.

The Company has no tax positions at June 30, 2015, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from March 22, 2011, (inception) to June 30, 2015, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at June 30, 2015.

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

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Audited)

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

NOTE 2 – PROPERTY AND EQUIPMENT

At June 30, 2015 and December 31, 2014, equipment consisted of the following:

	June 30,	December 31,
	2015	2014
Furniture and Equipment	$1,400	$-
Less: Accumulated depreciation	(47)	(-)
Total equipment, net	$1,353	$-

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Audited)

Depreciation and amortization expense for the years ended June 30, 2015 and December 31, 2014 was $47 and $0 respectively

Assets held for Sale
	June 30,	December 31,
	2015	2014
Assets held for sale	$47,555	$72,890
Less: Accumulated depreciation	(20,475)	(38,403)
Total equipment, net	$27,080	$34,487

Depreciation and amortization expense for the years ended June 30, 2015 and December 31, 2014 was $3,512 and $14,044 respectively.   After the merger in March 2015 the Company discontinued all of its ambulance services. The Company wrote down $8,200 as of June 30, 2015 for its assets held for sale and took a loss of $13,097 on a sale of three of its vehicles.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company paid for health insurance and various expenses on Mr. Rubakh’s behalf of $17,513 and $7,336 during the Year Ended June 30, 2015 and December 31, 2014 respectively, which is reflected as Executive Compensation in the statement of operations.

As the sole share-holder and Board member of EMS Factory Mr. Rubakh has taken a draw of $0 and $71,462 during the years ended June 30, 2015 and December 31, 2014 respectively.

In April 2015 the Mr. Rubakh entered a month to month lease agreement for an office space for $1,250 per month owned by a relative.

On July 22, 2015 Shang Fei resigned from the Company as a board member and surrendered his 500,000 shares of Series A Preferred Stock which the company had issued to him in March 2015.  Mr. Shang Fei also has provided the Company with 260,000 of capital of which 210,000 and a prior loan for expenses of $19,095 was converted into common stock.

NOTE 4 - NOTES PAYABLE

On March 23, 2015 the Company issued a note for $30,400 with 10% interest per annum, as of June 30, 2015 the note has accrued interest of $822.  The note becomes due on October 15, 2015.

As of June 30, 2015, the Company has received $110,000 of the $300,000 committed funding.

NOTE 5 – PREFERRED STOCK

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

The Company has 20,000,000 shares of Series A Preferred Stock authorized.

On March 23, 2015, the Company issued 50,000 shares of Series A Preferred Stock in consideration for services on the Company’s Board of Directors.

On March 31, 2015, the Company issued 450,000 shares of Series A Preferred Stock in consideration for services on the Company’s Board of Directors.

On March 31, 2015, the Company issued 500,000 shares of Series A Preferred Stock as part of the share exchange agreement with EMS Factory Inc.

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Audited)

NOTE 6 – COMMON STOCK

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

On June 30, 2015, the Company issued 30,000 shares of common stock as part of a consulting agreement First Trust Management for a fee of $63,600.

NOTE 7 – DISCONTINUED OPERATIONS

As of the second Q of 2015 the subsidiary EMS Factory, Inc. discontinued operations in the consolidated statements of income and consolidated statements of cash flows. Assets classified as held for sale are reported in the consolidated balance sheet. The Company will sell the remainder if the fixed assets and currently has no cost associated to the assets.  The company reported a loss of $27,365 and income of $ 46,982 during the years ended June 30, 2015 and December 31, 2014 respectively.

Reconciliation of the Items Constituting Profit and (Loss) from Discontinued Operations

	December 31, 2014 through
	June 30,	June 30,
	2015	2014
Revenues	$7,180	$143,589
Cost of sales	9,633	88,037
General and administrative	103	1,548
Depreciaition & Amortization	3,512	7,022
Asset write down	8,200
Loss on disposal of Assets	13,097
	$(27,365)	$46,982

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company's activities to date have been supported by ambulance services which the Company is no longer providing and developing new revenue streams.  It has sustained losses of $325,284 as of June 30, 2015. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Audited)

NOTE 9 – SUBSEQUENT EVENTS

On July 22, 2015, EMS Find, Inc. issued 48,245 shares of common stock for a consulting contract with RB Milestone, Inc. for $55,000.

On July 22, 2015 Shang Fei resigned from the Company as a board member and surrendered his 500,000 shares of Series A Preferred Stock which the company had issued to him in March 2015.

On July 30, 2015, EMS Find, Inc. issued 26,885 shares of common stock for debt converted of  $31,465  The balance of $115 was forgiven.

On August 6, 2015, EMS Find, Inc. issued 17,606 shares of common stock for debt converted of $19,015

On August 6, 2015, EMS Find, Inc. issued 194,444 shares of common stock for debt converted of $210,000

On August 6, 2015, EMS Find, Inc. issued 150,000 shares of common stock as part of Mr. Rubakh’s compensation package.

On September 15, 2015, EMS Find, Inc. issued 30,000 shares of common stock as part of Mr. Rubakh’s compensation package

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

a)  Dismissal of Independent Registered Public Accounting Firm.

On May 29, 2015, the Company, after review and recommendation by its board of directors, dismissed DeCoria Maichel & Teague, P.S. (“DeCoria”) as the Registrant’s independent registered public accounting firm.  The resignation was accepted by the Board of Directors of the Company (the “Board”).

During the two most recent fiscal years and through the date of this report, there were no (1) disagreements with DeCoria on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused DeCoria to make reference in its reports on the Company’s financial statements for such years to the subject matter of the disagreement, or (2) “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

The audit reports of DeCoria on the financial statements of the Company, during the periods from March 31, 2011 through June 30, 2015, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports stated there is substantial doubt about the Company’s ability to continue as a going concern.

(b)  Engagement of New Independent Registered Public Accounting Firm.

On May 29, 2015, the Board of Directors approved the appointment of Seale and Beers, CPAs as the independent registered public accounting firm of the Company.

During the Company’s two most recent fiscal years and the subsequent interim periods preceding Seale and Beers, CPAs engagement, neither the Company nor anyone on behalf of the Company consulted with Seale and Beers, CPAs regarding the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and Seale and Beers, CPAs did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or any matter that was the subject of a “disagreement” or a “reportable event,” as such terms are defined in Item 304(a)(1) of Regulation S-K.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of June 30, 2015.  Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of any system of controls also is based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”), including those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company,

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of June 30, 2015.  In making this assessment, our management used the 1992 criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2015.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of June 30, 2015:

Entity Level.  We recognize the need to provide leadership and guidance to our employees regarding the maintenance and preparation of financial matters.  There is a weakness due to the fact that there are no documented policies and procedures in place for certain procedures.  An audit committee has not been established.

Financial Reporting.  There needs to be a more structured mechanism for evidence of review in the financial reporting process.  The following procedures have been implemented since the beginning of 2009, (a) CFO signs and date all financial documents upon the completion of reviewing such documents, (b) all approval or permission will be evidenced by either email or in writing.  No oral approval or permission is allowed, (c) General Journal is recorded only after CFO approves (in writing) such entry and (d) monthly bank reconciliations must complete within 15 days after month ends and reviewed by CFO 5 days after the completion of bank reconciliation.

Confidential Reporting Mechanism.  We recognize that we need to provide leadership and guidance to our employees, clients and vendors regarding business ethics and professional conduct. A confidential reporting mechanism must be in place for anonymous reporting of a breach to these ethics that will enable prompt and thorough investigation. In January 2009, we implemented a whistleblower program.  A toll-free number, as well as an email address, were posted on the homepage of our website to encourage our employee, contractors, sub-contractors, vendors to report any unethical or illegal behavior they suspect.

The entire staff consists of one officer.  Therefore, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Upon receiving adequate financing the Company plans to increase its controls in these areas by hiring more experienced employees in financial reporting, establishing an audit committee and formally documenting the controls the Company has in place.

Attestation Report

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only our management’s annual report on internal control over financial reporting in this Form 10-K.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and positions of our current executive officers and directors.

Name and Address

Age

Position(s) Held

Steve Rubakh

54

President, CEO, Secretary,

and Director

Daniel Grillo

39

Director

On September  25, 2015, our Board of Directors elected Mr. Daniel Grillo as a director of the Company, to fill the unexpired term of Mr. Shang Fei, who resigned from his position with the Company as Director on July 27, 2015.

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

Daniel Grillo, age 39, is a finance specialist with a vast network of high-end relationships and partnerships. An area of his expertise is in creating articulate financial solutions for entrepreneurs, specific to their liquidity needs and future goals.  Since June, 2014, he has been the President of Omnia US, a subsidiary of Omnia Global, a multinational firm headquartered in Zug, Switzerland, that specializes in the creation of proprietary financial structures and vehicles to serve the needs of its vast global client base.  Beginning in March, 2010 he worked with Envirosound Homes, and later as a Project Finance Manager for ESH Financial, LLC, a subsidiary of Envirosound Homes, until June, 2014.   Mr. Grillo attended St. Mary’s University in Winona, Minnesota.

Corporate Governance

Our board of directors has determined that Daniel Grillo is "independent" within the meaning of the applicable rules of the SEC and The New York Stock Exchange.

Audit Committee.

Our Board of Directors plans to establish an Audit Committee, the members of which shall be considered as independent under the standards for independence for audit committee members established by the NYSE. The Audit Committee will operate under a written charter.

Other Committees.

Our Board of Directors performs the functions usually designated to an Audit Committee. We intend shortly to establish an Audit Committee with one or more independent directors.

The Board does not have standing compensation or nominating committees. Our Board plans to evaluate on an ongoing basis the need for establishing a compensation committee and/or a nominating committee, and it plans to so at the appropriate time.

The entire Board of Directors would participate in the consideration of compensation issues and of director nominees. To date, the Board of Directors has not formally established any criteria for Board membership. Candidates for director nominees would be reviewed in the context of the current composition of the Board, the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors would consider skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. In particular, weight would be given to experience relevant to the Company’s mobile technology operations.

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, involves compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Board Role in Risk Oversight

Our Board has overall responsibility for risk oversight with a focus on the most significant risks facing our Company. Not all risks can be dealt with in the same way, and it is the Board’s responsibility to evaluate the potential adverse impact of risks faced by the company and the resources allocated to avoid or mitigate the potential adverse impact.

Risk Assessment in Compensation Programs

The responsibility of the Board is to assess the Company’s compensation programs to identify potential risks arising from the Company’s compensation policies and practices that are reasonably likely to have a material adverse effect on the Company.

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this Information Statement. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, at 10745 Haldeman Avenue, Philadelphia, PA 19116 (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Each communication should clearly specify the name of the individual director or group of directors to whom the communication is addressed. Communications sent by email will be delivered directly to the Corporate Secretary, who will promptly forward such communications to the specified director addressees. Communications sent by mail will be promptly forwarded by the Corporate Secretary to the specified director addressee or, if such communication is addressed to the full Board of Directors, or to the Chairman of the Board (when one is appointed), who will promptly forward such communication to the full Board of Directors. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

In general, advance notice of nominations of persons for election to our Board or the proposal of business to be considered by the shareholders must be given to our Secretary no earlier than the April 1 or later than June 1 preceding the next year's annual meeting, which would be scheduled in the month of November or December.

A shareholder's notice of nomination should set forth (i) as to each person whom the shareholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director, if elected); (ii) as to any other business that the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such shareholder and the beneficial owner, if any, on whose behalf the proposal is made; and (iii) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (A) the name and address of such shareholder, as they appear on our books, and of such beneficial owner, (B) the number of shares of our common stock that are owned (beneficially or of record) by such shareholder and such beneficial owner, (C) a description of all arrangements or understandings between such shareholder and such beneficial owner and any other person or persons (including their names) in connection with the proposal of such business by such shareholder and any material interest of such shareholder and of such beneficial owner in such business, and (D) a representation that such shareholder or its agent or designee intends to appear in person or by proxy at our annual meeting to bring such business before the meeting.

Director Compensation

The Company did not pay its directors any compensation in its fiscal year ended June 30, 2015 for their service as directors, and does not at this time have a compensation program in place for its directors.

Other Information about our Board of Directors

During our fiscal year ended June 30, 2015, our Board of Directors acted by written consent three times.  We do not have a formal policy on attendance at meetings of our shareholders; however, we encourage all Board members to attend shareholder meetings that are held in conjunction with a meeting of our Board of Directors. In fiscal 2015, every director attended at least 75 percent of the meetings of the Board and the committees on which he or she served held during his or her time of service.

Attendance of Directors at Shareholder Meetings

We do not have a formal policy on attendance at meetings of our shareholders

Section 16(a) Compliance by Officers and Directors

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our fiscal year ended June 30, 2015.

Code of Ethics

We plan to adopt a revised Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics.

Item 11.  Executive Compensation.

General

We have one executive officer, who is currently our only employee.  The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2015 and 2014 awarded to, earned by or paid to our executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year (b)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Steve Rubakh, President, CEO, Secretary, Treasurer, CFO, Principal Executive Officer and Director
	2015	$32,371	0	$131,700	0	0	0	0	$164,071
	2014	0	0	0	0	0	0	0	0
Shang Fei, Director and Chairman of Board of Directors
	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
Matveev Anton, Former President, CEO, Secretary, Treasurer, CFO, Principal Executive Officer and Director
	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

Board of Directors Policy on Executive Compensation

Executive Compensation

Our executive compensation philosophy is to provide competitive levels of compensation by recognizing the need for multi-discipline management responsibilities, achievement of our company’s overall performance goals, individual initiative and achievement, and allowing our company to attract and retain management with the skills critical to its long-term success.  Management compensation is intended to be set at levels that we believe is consistent with that provided in comparable companies.  Our company’s compensation programs are designed to motivate executive officers to meet annual corporate performance goals and to enhance long-term stockholder value.  Our company's executive compensation has four major components: base salary, performance incentive, incentive stock options and other compensation.

Executive Base Salaries

Base salaries are determined by evaluating the various responsibilities for the position held, the experience of the individual and by comparing compensation levels for similar positions at companies within our principal industry.  We review our executives’ base salaries and determine increases based upon an officer’s contribution to corporate performance, current economic trends and competitive market conditions.

Performance Incentives

We plan to utilize performance incentives based upon criteria relating to performance in special projects undertaken during the past fiscal year, contribution to the development of new products, marketing strategies, manufacturing efficiencies, revenues, income and other operating goals to augment the base salaries received by executive officers.

Incentive Stock Options

Our company plans to utilize stock options as a means to attract, retain and encourage management and to align the interests of executive officers with the long-term interest of our company’s stockholders.

Benefits and Other Compensation

At this time, our company does not offer a health plan to its executive officers or employees.

Retirement and Post Retirement Benefits

Our company does not offer at this time a post-retirement health plan to its executive officers or employees unless it is included in a employment agreement directly entered between employee and us.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides certain information regarding the ownership of our common stock, as of March 31, 2015 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

As of September 22, 2015, we had a total of 28,831,715 shares of common stock issued and outstanding.  Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below.  Except where noted, the address of all listed beneficial owners is in care of our office address.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (%)
Steve Rubakh, President, CEO, Secretary, Treasurer, CFO, Principal Executive Officer and Director	Common Stock	10,180,000	35.31%
All Officers and Directors as a Group	Common Stock	10,030,000	35.31%

(1)

Steve Rubakh owns 10,030,000 shares of common stock directly and 500,000 shares of Series A  Preferred stock, which is representative of 500,000,000 shares of common stock solely for voting purposes.   Mr. Rubakh’s address is c/o the Company, 73 Buck Road, Suite 2, Huntingdon Valley, Pennsylvania 19006.

Changes in Control

None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

At December 31, 2014, there was a total of $7,187 advanced by an officer for costs without specific repayment terms.

On March 31, 2015, the Company signed the share exchange agreement (“Agreement”) with EMS Factory, Inc., a company incorporated under the laws of the State of Pennsylvania (“EMS”), and the shareholder of EMS, Steve Rubakh, pursuant to which the Company acquired 100% of the issued and outstanding securities of EMS in exchange for the issuance of 10,000,000 shares of the Company’s restricted Common Stock and 500,000 shares of the Company’s Series A Preferred Stock. The Company also agreed to fund $300,000 over the four months following the closing to support the continued development and commercialization of EMS’s technologies.  As a result of the closing under the Agreement, EMS  became the wholly-owned subsidiary of the Company, and the Company thereby acquired the business and operations of EMS.  Further, on the Closing Date under the Agreement, Mr. Rubakh was appointed the President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a Director of the Company and, in conjunction with these appointments, Mr. Matveev Anton has resigned all of his positions with the Company.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

For the years ended March 31, 2015 and 2014, the aggregated fees billed by Seale and Beers, CPAs, for professional services rendered for the audit (including quarterly review) of our annual consolidated financial statements included in our annual report on Form 10-K were $20,000 and $10,000, respectively.

Audit-Related Fees

The audit fees of our accounting firm, Seale and Beers, CPAs, for providing audit-related services for the transition period ended June 30, 2015was $9,000.

	Fiscal Year Ended March 31,	Transition Period Ended June 30,
Category	2014	2015
Audit fees (1)	$20,000	$9,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All Other Fees (4)	0	0

(1)

Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)

Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table.

(3)

Consists of professional services rendered for tax compliance, tax advice and tax planning.  The nature of these tax services is tax preparation.

(4)

No other services were provided during the year ended March 31, 2015 or the transition period ended June 30, 2015.

Tax Fees

Seale and Beers, CPAs, does not provide us with tax compliance, tax advice or tax planning services.

All Other Fees

None.

Audit Committee Approval

We do not have an audit committee of our board of directors.  We believe that each member of our board has the expertise and experience to adequately serve our stockholders’ interests while serving as directors.  Since we are not required to maintain an audit committee and our full board acts in the capacity of an audit committee, we have not elected to designate any member of our board as an “audit committee financial expert.”

Board of Directors Approval of Audit-Related Activities

Management is responsible for the preparation and integrity of our financial statements, as well as establishing appropriate internal controls and financial reporting processes. Seale & Beers, CPAs is responsible for performing an independent audit of our financial statements and issuing a report on such financial statements.  Our board of directors’ responsibility is to monitor and oversee these processes.

Our board reviewed the audited financial statements of our company for the year ended December 31, 2014 and met with both other members of management and the independent auditors, separately and together, to discuss such financial statements.

Management and the auditors have represented to us that the financial statements were prepared in accordance with generally accepted accounting principles in the United States.  Our board also received written disclosures and a letter from our auditors regarding their independence from us, as required by [Independence Standards Board Standard No. 1,] and discussed with the auditors their independence with respect to all services that our auditors rendered to us.  Our board also discussed with the auditors any matters required to be discussed by Statement on Auditing Standards No. 61.  Based upon these reviews and discussions, our board authorized and directed that the audited financial statements be included in our Annual Report on Form 10-K for the year ended June 30, 2015.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements and schedules included in this Annual Report on Form 10-K are listed in Item 8.

(b) Exhibits

The following exhibits are being filed as part of this Annual Report on Form 10-K, or incorporated herein by reference as indicated.

Exhibit
Number	Exhibit Description
3.1	Certificate of Incorporation of the Company. [Incorporated by reference to Exhibit 2 to Company’s Registration Statement on Form S-1, filed with the SEC on June 7, 2011.]

3.1(a)	Certificate of Amendment, filed December 1, 2014. [Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on December 8, 2015.]

3.1(b)

Certificate of Designations of the Company’s Series A Preferred Stock, filed March 12, 2015. [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2015.]

3.2	By-Laws of the Company. [Incorporated by reference to Exhibit 3 to Company’s Registration Statement on Form S-1, filed with the SEC on June 7, 2011.]

3.2(a)	Amendment to Exhibit A to the Company’s By-Laws, effective August 12, 2015. [Incorporated by reference to Exhibit 10.2(a) to our Current Report on Form 8-K, filed with the SEC on August 12, 2015.]

10.1

Share Exchange Agreement, dated March 31, 2015, between the Company, EMS Factory, Inc., and the shareholders of EMS Factory, Inc.  [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on April 7, 2015.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer.*.

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer.**
* Filed herewith ** Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29, 2015	EMS FIND, INC.

	By: /s/	Steve Rubakh
Steve Rubakh, Chief Executive Officer and Secretary, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Steve Rubakh		September 29, 2015
Steve Rubakh	Chief Executive Officer and Director

/s/ Daniel Grillo		September 29, 2015
Daniel Grillo	Director

31