Form 10-Q
period 2015-09-30
EMS FIND, INC.
filed 2015-11-19
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 333-174759

EMS FIND, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	42-1771342
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
73 Buck Road, Suite 2, Huntingdon Valley, PA	19006
(Address of principal executive offices)	(Zip Code)

(267) 538-4369
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

The number of shares outstanding of the issuer's common stock, $0.001 par value per share, was 28,956,715 as of November 18, 2015.

EMS FIND, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

The results of operations for the three months ended September 30, 2015 and 2014 are not necessarily indicative of the results for the entire fiscal year or for any other period.

EMS FIND, INC.

Financial Statements

September 30, 2015

(Unaudited)

Financial Statement Index

Balance Sheets 4 Statements of Operations 5 Statements of Cash Flows 6 Notes to the Financial Statements 7

EMS Find, Inc.
Consolidated Balance Sheets
As of September 30, 2015 and June 30, 2015

ASSETS
	As of	As of
	September 30,	June 30,
	2015	2015
	Unaudited	Audited
Current Assets
Cash	$89,068	$45,843
Accounts receivable	-	-
Total Current Assets	89,068	45,843
Other Assets
Fixed assets, net	1,306	1,353
Fixed assets held for sale, net	27,080	27,080
Pre-paid fees	32,083	-
Deposits	700	-
Other Assets	61,169	28,433
TOTAL ASSETS	$150,237	$74,276

LIABILITIES & STOCKHOLDERS' DEFECIT
Short Term Liabilities
Accounts payable	$19,267	$20,545
Due to related party	50,000	129,015
Notes Payable	-	31,222
Total Short Term Liabilities	69,267	180,782
TOTAL LIABILITIES	$69,267	$180,782
Stockholders' Equity
Shares payable (120,000 common stock $0.001 par value)	30	120
Series A Preferred stock, $0.001 par value, (20,000,000 shares authorized 500,000 and 1,000,000 shares issued and
outstanding as of September 30, 2015 and June 30, 2015)	500	1,000
Common stock, $0.001 par value, (100,000,000 shares authorized
28,831,735 and 28,364,535 shares issued and outstanding
as of September, 2015 and June 30, 2015)	28,832	28,365
Additional paid in capital	416,186	(6,817)
Retained earnings	(364,578)	(129,174)

Total Stockholders' Equity	80,970	(106,506)
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	150,237	74,276

The accompanying notes are an integral part of these condensed financial statements

EMS FIND, INC.
Consolidated Statements of Operations
For The Three Months Ended September 30, 2015 and 2014

	September 30,	September 30,
	2015	2014
	Unaudited	Unaudited
Revenues
Gross sales	$-	$-
COGS		-
Gross profit	-	-
Costs and Expenses
Consulting fees	28,134	105
Professional fees	18,689	-
Executive compensation	122,227	-
Research & Development	16,088	-
Payroll Expense	26,803	-
General & administrative	19,971	12,421
Rent	3,200	1,500
Depreciation & amortization	47	-
Total Expenses	235,159	14,026

Income (Loss) From Operations	(235,159)	(14,026)

Other Income & Expenses
Other income	-	-
Interest expense	(243)	-
Total Other Income	(243)	-

Discontinued Operations
Income from discontinued operations	-	26,970
Loss on classification as held for sale	-	-
Total Discontinued Operations	-	26,970
Net Income	(235,402)	12,944
Net(Loss) Income	$(235,402)	$12,944

Basic and Diluted Earnings (Loss) per share Income from continuing operations	$(0.01)	$0.00
Basic and Diluted Earnings (Loss) per share Net Income	(0.01)	0.00
Basic and Diluted Earnings (Loss) per share Discontinued Operations	-	0.00
Weighted average number of common shares outstanding	28,442,700	28,334,535

The accompanying notes are an integral part of these condensed financial statements

EMS FIND, INC.
Consolidated Statements of Cash Flows
For The Three Months Ended September 30, 2015 and September 30, 2014

		September 30,	September 30,
		2015	2014
		Unaudited	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Loss)	$	$(235,402)	$12,944
Depreciation & amortization expense		47	3,511
Prepaid Expenses		(32,783)	-
Accrued interest		-	-
Shares payable		42,600	-
Stock issued for services		64,800	-
Change in accounts receivable			1,417
Change in accounts payable		(1,037)	-
Change in payroll liabilities		-	-
Net cash provided by operating activities		(161,775)	17,872

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of assets		-
Fixed assets		$-	$-
Net cash (used in) investing activities		-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		55,000
Shares issued for notes
Note Payable		150,000	-
Distribution		$-	$(18,787)
Net cash (used in) financing activities		205,000	(18,787)

Net (decrease) in cash		43,225	(915)
Cash at beginning of year		45,843	5,053
Cash at end of period	$	$89,068	$4,138

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Shares issuance for notes		260,480
Share issuance for consulting fees		-	-
NON-CASH ACTIVITIES		$260,480	$-

The accompanying notes are an integral part of these condensed financial statements

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

EMS Find, Inc. formerly Lightcollar, Inc. (the Company) was incorporated on March 22, 2011, under the laws of the State of Nevada.  On March 20, 2015, the Company amended its articles of incorporation and changed its name from Lightcollar, Inc. to EMS Find, Inc.

On December 23, 2014 the “Company, has authorized a forward split (the “Forward Split”) of its issued and authorized common shares, whereby every one (1) old share of common stock was exchanged for Five (5) new shares of the Company's common stock.  As a result, the issued and outstanding shares of common stock will increased from Five Million Six Hundred Fifty Thousand (5,650,000) common shares prior to the Forward Split to Twenty Eight Million Two Hundred Fifty Thousand (28,250,000) common shares following the Forward Split.  Fractional shares will be rounded upward.

On March 10, 2015, the company, with the approval of a majority vote of its shareholders filed a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series A Preferred Stock (the “Designation” and the “Series A Preferred Stock”).  The terms of the Certificate of Designation of the Series A Preferred Stock, which was filed with the State of Nevada on March 12, 2015, include the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of Series A Preferred Stock, Series A Preferred Stock shares are not convertible into shares of our common stock.

Effective March 20, 2015, the Company, with the approval of its board of directors and its majority shareholders by written consent in lieu of a meeting, filed a Certificate of Amendment (the “Certificate of Amendment”) with the Secretary of State of Nevada.  As a result of the Certificate of Amendment, the Company, among other things, (i) changed its name to “EMS Find, Inc.” and (ii) changed its symbol to “EMSF”.

On March 23, 2015, the Company issued 50,000 shares of Series A Preferred Stock in consideration for services on the Company’s Board of Directors.

On March 31, 2015, the Company issued 450,000 shares of Series A Preferred Stock in consideration for services on the Company’s Board of Directors.

On March 31, 2015, the Company signed the share exchange agreement with EMS Factory, Inc., a company incorporated under the laws of the State of Pennsylvania (“EMS”), and the shareholder of EMS (the “Selling Shareholder”) pursuant to a share exchange agreement by and among the Company, EMS and the Selling Shareholder.  The Company will acquired 100% of the issued and outstanding securities of EMS in exchange for the issuance of 10,000,000 shares of the Company’s restricted Common Stock, par value $0.001 per share and 500,000 shares of the Company’s Series A Preferred Stock, par value $0.001.  The Company also has an agreement with an investor to fund $300,000 over the next one hundred and twenty days, to support the continued development and commercialization of EMS’ technology, in the following manner:

As a result of the Agreement the Selling Shareholder acquired up to 49% of the voting rights of Company’s currently issued and outstanding shares of common stock.  Upon completion of the agreement, EMS became a wholly-owned subsidiary and the Company acquired the business and operations of EMS.  Further, on the Closing date of the Agreement, Steve Rubakh, was appointed the President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a Director of the Company, and Mr. Matveev Anton resigned all of his positions with the Company.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, EMS Factory, Inc.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  All intercompany balances and transactions have been eliminated.  EMS Find, Inc. and EMS Factory, Inc. recently changed their year ends to be June 30.  The consolidated balance sheet is September 30, 2015 for EMS Find, Inc. and EMS Factory, Inc.  The consolidated statements of operations and statements of cash flows are for EMS Find, Inc. and EMS Factory, Inc. for the 3 month period ending September 30, 2015.  For accounting purposes and due to the accounting for the reverse merger, the Company is using the accounting year end of EMS Factory, Inc. for the presentation in this filing.

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  The Company had cash balances of $89,068 and $45,843 as of September, 30, 2015 and June, 30, 2015 respectively.

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

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 740-10-65-1 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods  and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry-forwards through September 30, 2015, of approximately $364,578 will begin to expire in 2032.  Accordingly, deferred tax assets of approximately $127,602 were offset by the valuation allowance based on an estimated tax rate of 35%.

The Company has no tax positions at September 30, 2015 and June 30, 2015, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued relative to unrecognized tax benefits in interest expense and penalties in operating expense.  During the period from March 22, 2011, (inception) to September 30, 2015, the Company recognized no income tax related interest and penalties.  The Company had no accruals for income tax related interest and penalties at September 30, 2015.

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

NOTE 2 – PROPERTY AND EQUIPMENT

At September 30, 2015 and June 30, 2015, equipment consisted of the following:

	September 30,	June 30,
	2015	2015
Furniture and Equipment	$1,400	$1,400
Less: Accumulated depreciation	(94)	(47)
Total equipment, net	$1,306	$1,353

Depreciation and amortization expense for the period ended September 30, 2015 and June 30, 2015 was $47 and $47 respectively

Assets held for Sale
	September 30,	June 30,
	2015	2015
Assets held for sale	$47,555	$47,555
Less: Accumulated depreciation	(20,475)	(20,475)
Total equipment, net	$27,080	$27,080

Depreciation and amortization expense for the three months ended September 30, 2015 and June 30, 2015 was $ 0 and $3,512 respectively.  After the merger in March 2015 the Company discontinued all of its ambulance services. The Company wrote down $8,200 as of June 30, 2015 for its assets held for sale and took a loss of $13,097 on a sale of three of its vehicles it used for its medical transportation business.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company paid for health insurance and various expenses on Mr. Rubakh’s behalf of $4,283 and $17,513 during the Year Ended September 30, 2015 and June 30, 2015 respectively, which is reflected as Executive Compensation in the statement of operations.

In April 2015 the Mr. Rubakh entered a month to month lease agreement for an office space for $1,250 per month owned by a relative.  The lease was terminated on August 30, 2015

On August 6, 2015, EMS Find, Inc. issued 150,000 shares of common stock as part of Mr. Rubakh’s compensation package.

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

NOTE 4 - NOTES PAYABLE

On March 23, 2015 the Company issued a note for $30,400 with 10% interest per annum, as of June 30, 2015 the note has accrued interest of $822.  The note becomes due on October 15, 2015.   On, July, 30 2015, the Company issued 26,885 to satisfy this debt.

As of  September 30, 2015, the Company has received $260,000 of the $300,000 committed funding and has issued 194,444 shares of common stock for $210,000 of this debt.

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

NOTE 6 – COMMON STOCK

On July 22, 2015, EMS Find, Inc. issued 48,245 shares of common stock for a consulting contract with RB Milestone, Inc. for $55,000.

On July 22, 2015 Shang Fei resigned from the Company as a board member and surrendered his 500,000 shares of Series A Preferred Stock which the company had issued to him in March 2015.

On July 30, 2015, EMS Find, Inc. issued 26,885 shares of common stock for debt converted of $31,465.  The balance of $115 was forgiven.

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

On September 15, 2015, EMS Find, Inc. issued 30,000 shares of common stock as part of Mr. Rubakh’s compensation package

NOTE 7 – DISCONTINUED OPERATIONS

As of the second quarter of 2015 the subsidiary EMS Factory, Inc. discontinued operations which is reflected in the consolidated statements of income and consolidated statements of cash flows. Assets classified as held for sale are reported in the consolidated balance sheet. The Company will sell the remainder if the fixed assets and currently has no cost associated to the assets.  The Company reported a loss of $0 and loss of $ 26,970 during the period ending September 30, 2015 and September 30, 2014 respectively.

Reconciliation of the Items Constituting Profit and (Loss) from Discontinued Operations

	September 30,	September 30,
	2015	2014
Revenues	$-	$70,871
Cost of sales	-	40,389
General and administrative	-	-
Depreciation & Amortization	-	3,512
Asset write down	-	-
Loss on disposal of Assets	-	-
	$-	$26,970

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

The Company's activities to date have been supported by ambulance services which the Company is no longer providing and developing new revenue streams.  It has sustained losses of $364,578 as of September 30, 2015. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 9 – SUBSEQUENT EVENTS

On October 22, 2015, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”), dated as of October 22, 2015, with  LG Capital Funding, LLC (“LG”), pursuant to which the Company sold LG a convertible note in the principal amount of $125,000 (the first of four such Convertible Notes each in the principal amount of $125,000 provided for under the Purchase Agreement), bearing interest at the rate of 8% per annum (the “Convertible Note”).  Each of the Convertible Notes issuable under the Purchase Agreement provides for a 15% OID, such that the purchase price for each Convertible Note is $106,250, and at each closing LG is entitled to be paid $6,000 for legal and other expenses. The Convertible Note provides LG the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a price ("Conversion Price") for each share of common stock equal to 80% of the lowest trading price of the common stock as reported on the National Quotations Bureau for the OTCQB exchange on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.  The Convertible Note is payable, along with interest thereon, on October 22, 2016

On October 28, 2015, our newly-formed Delaware subsidiary, Viva Entertainment Group, Inc. (“Viva Entertainment” or the “Subsidiary”) entered into an employment agreement (“Agreement”) expiring December 31, 2018 with Johnny Falcones, for Mr. Falcones to act as the President and Chief Executive Officer of Viva Entertainment and to manage the development and marketing of its over the top (IPTV/OTT ) application for connected tvs, desktop computers, tablets, smart phones. The IPTV/OTT streamlining platform is designed to be used at homes, offices or during travel, where users may pay and watch what entertainment they choose based on a subscription or on a pay per view basis.

As compensation for services to be rendered under the Agreement in calendar 2016 (January 1 through December 31, 2016), in addition to the compensation specified below, Mr. Falcones will receive a bonus of a five-year common stock purchase warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $.74 per share and three-year warrants to purchase up to Five (5%) Percent of the restricted common stock of Viva Entertainment, at an exercise price of Fifty ($0.50) Cents per share, which are exercisable in the event that Viva Entertainment is spun out of the Company.  For calendar 2016, Mr. Falcones will receive 500,000 shares of common stock of the Company for his services as a director of the Company in that year, and will receive an additional 375,000 shares of restricted common stock of the Company, on a monthly basis, starting in 2016 month 2 (February, 2016), for a period of four months, ending at 2016 month 5 (May), for an aggregate total of 1,500,000 shares of restricted common stock of the Company.

On October 28, 2015, the company issued a three-year common stock purchase warrants granting Mr. Falcones, and the Company’s CEO Steve Rubakh, each the right to purchase 5% of the equity of the Viva Entertainment, exercisable in the event, and only in the event, that the Subsidiary is spun off to stockholders of the Company.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report.

Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

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

The Company develops and markets B2B & B2C on-demand mobile platform, designed to connect health care providers and patients to a network of medical transport companies throughout the United States and Canada on the internet and through mobile applications. Our iOS application has been approved by Apple and currently available for download at the App Store. The platform enables users (hospitals, medical offices, dialysis centers, nursing homes, home care agencies and other medical providers) and the public to schedule medical transportation in a timely and efficient way based on the type of medical transportation which best fits each patient's needs.  The app will be available in iOS, android and desktop versions and will allow users to connect in real time to local and nearby pre-screened medical transportation companies wherever the medical transports are needed and that fit the medical, logistical and financial criteria for the user.

On October 28, 2015, our newly-formed Delaware subsidiary, Viva Entertainment Group, Inc. (“Viva Entertainment”) entered into an employment agreement expiring December 31, 2018 with Johnny Falcones, for Mr. Falcones to act as the President and Chief Executive Officer of Viva Entertainment and to manage the development and marketing of its over the top (IPTV/OTT) application for connected tv’s, desktop computers, tablets, and smart phones. The IPTV/OTT streamlining platform is designed to be used at homes, offices or during travel, where users may pay and watch what entertainment they choose based on a subscription or on a pay per view basis.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

During the three months ended September 30, 2015, we incurred a net loss of $235,402, as compared to net income of $12,944 for the three months ended September 30, 2014.  The increase in the net loss for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is primarily due to no revenues being generated since the Company’s change in business plan and an increase in general and administrative expenses to support the Company being on the bulletin board of $17,538 in 2014, compared to $235,159 in 2015.

LIQUIDITY AND CAPITAL REQUIREMENTS

At September 30, 2015, we had a working capital surplus of $19,801 compared with a working capital deficit of $134,939 at June 30, 2015.

At September 30, 2015, we had total assets of $150,237 compared to total assets of $74,276 at June 30, 2015. Net cash used in operating activities in the three months ended September 30, 2015 was $161,775 as compared with net cash provided by in operating activities of $17,872 in 2014; and net cash generated from investing activities was $-0- in 2014 and 2015.  Net cash generated (used) by financing activities was $205,000 in the three months ended September 30, 2015, as compared with ($18,787) in 2014.

As of the date of this report, we have not generated any revenues from sales of our application for the B2B & B2C on-demand mobile platform.  As a result, we have recently generated operating losses and expect to incur additional losses and negative operating cash flows for the near-term future as we attempt to expand our infrastructure and development activities.

We are a development stage company and are developing and commencing to market our products and services. The diversity of our products, the competitive healthcare and entertainment industries, make it difficult for us to project our near-term results of operations. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows.

Estimated 2015 Capital Requirements

We estimate our capital requirements over the next twelve months for the development and marketing of our EMS on demand mobile platform app and the over the top (IPTV/OTT) content streaming application of our Viva Entertainment subsidiary to be $1,000,000 to $3,000,000.

We have obtained working capital through a convertible note financing effective on October 22, 2015, on which date the Company entered into a Securities Purchase Agreement, dated as of October 22, 2015, with LG Capital Funding, LLC (“LG”), for the issuance to LG of a convertible note in the principal amount of $125,000 (the first of four such notes each in the principal amount of $125,000 provided for under the agreement), bearing interest at the rate of 8% per annum.  Each of the convertible notes issuable under the agreement provides for a 15% OID, such that the purchase price for each note is $106,250, and at each closing LG is entitled to be paid $6,000 for legal and other expenses. The note provides LG the right to convert the outstanding balance (including accrued and unpaid interest) of such note into shares of the Company’s common stock at a price for each share of common stock equal to 80% of the lowest reported trading price of the common stock for a specified period, and is payable, along with interest thereon, on October 22, 2016.

Going Concern Uncertainties

As of the date of this report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

USE OF ESTIMATES

The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to oil and gas properties, intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in these financial statements. Certain amounts for prior periods have been reclassified to conform to the current presentation.

Management believes that it is reasonably possible that the following material estimates affecting the financial statements could happen in the coming two years:

NEW FINANCIAL ACCOUNTING STANDARDS

For a summary of new financial accounting standards applicable to the Company, please refer to the notes to the financial statements set forth in our Annual Report on Form 10-K for the year ended June 30, 2015, filed with the SEC on September 29, 2015.

Critical Accounting Policies and Estimates

The Securities and Exchange Commission recently issued “Financial Reporting Release No. 60 Cautionary Advice About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosures, discussion and commentary on their accounting policies considered most critical to its business and financial reporting requirements. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy.

The Company accounts for stock-based compensation to non-employees under ASC 718, "Compensation-Stock Compensation" ("ASC 718").  The compensation cost of the awards is based on the grant date fair-value of these awards and recognized over the requisite service period, which is typically the vesting period.  The Company uses the Black-Scholes Option Pricing Model to determine the fair-value of stock options issued for compensation.

The Company accounts for non-employee share-based awards based upon ASC 505-50, “Equity-Based Payments to Non-Employees.”  ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete.  Generally, our awards do not entail performance commitments.  When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date.  When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures.

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company's chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

PART II—OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/Underwriting Discounts
October 28, 2015	Common Stock Purchase Warrant, expiring October 28, 2020, to purchase 3,000,000 shares of common stock at an exercise price of $.74 per share.	Chief Executive Officer of the Company.	NA	$-0-/NA
October 28, 2015	Common Stock Purchase Warrant, expiring October 28, 2020, to purchase 3,000,000 shares of common stock at an exercise price of $.74 per share.	President of Company’s Viva Entertainment subsidiary.	NA	$-0-/NA

ITEM 6.  Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Filed herewith

** Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS FIND, INC.

Dated: November 19, 2015	BY:	/s/ Steve Rubakh
Steve Rubakh
President and Chief Executive Officer, and Principal Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document