Form 10-Q
period 2015-12-31
EMS FIND, INC.
filed 2016-02-26
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 333-174759

EMS FIND, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	42-1771342
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
10745 Haldeman Avenue, Philadelphia, PA	19116
(Address of principal executive offices)	(Zip Code)

(215) 677-0200
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

The number of shares issued, issuable, and outstanding of the issuer's common stock, $0.001 par value per share, was 29,076,715 as of February 15, 2016.

EMS FIND, INC.

FORM 10-Q

DECEMBER 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EMS Find, Inc.
Consolidated Balance Sheets

ASSETS
	December 31,	June 30,
	2015	2015
	(unaudited)
Current assets
Cash	$ 86,099	$ 45,843
Total current assets	86,099	45,843

Other assets
Fixed assets, net	1,259	1,353
Fixed assets held for sale, net	27,080	27,080
Prepaid fees	4,583	-
Deposits	700	-
Total other assets	33,622	28,433

Total assets	$ 119,721	$ 74,276

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable	$ -	$ 31,222
Convertible notes payable, net of discounts	230,405	-
Accounts payable	6,829	20,545
Due to related party	80,000	129,015
Accrued expenses	6,925	-
Derivative liability	238,943	-
Total current liabilities	563,102	180,782

Total liabilities	563,102	180,782

Stockholders' deficit
Series A preferred stock, $0.001 par value, (20,000,000 shares authorized 500,000 and 1,000,000 shares issued and outstanding
as of December 31, 2015 and June 30, 2015, respectively)	500	1,000
Common stock, $0.001 par value, (100,000,000 shares authorized
29,076,715 and 28,364,535 shares issued, issuable and outstanding
as of December 31, 2015 and June 30, 2015, respectively)	29,077	28,485
Additional paid in capital	429,869	(6,817)
Accumulated deficit	(902,827)	(129,174)
Total stockholders' deficit	(443,381)	(106,506)

Total liabilities and stockholders' deficit	$ 119,721	$ 74,276

See accompanying notes to unaudited consolidated financial statements.

EMS FIND, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenues
Gross sales	$ -	$ -	$ -	$ -
Cost of goods sold	-	-		-
Gross profit	-	-	-	-

General and administrative expenses
Consulting fees	24,082	-	52,216	105
Professional fees	22,860	-	41,549	-
Executive compensation	31,989	-	46,816	-
Stock-based compensation	216,584	-	323,984	-
Research and development	89,273	-	105,361	-
Payroll Expense	21,292	-	48,095	-
General & administrative	22,760	(33)	42,731	12,388
Rent	2,100	1,500	5,300	3,000
Depreciation	47	-	94	-

Total general and administrative expenses	430,987	1,467	666,146	15,493

Loss from operations	(430,987)	(1,467)	(666,146)	(15,493)

Other income (expense)
BCF expense	(12,885)	-	(12,885)	-
OID expense	(5,020)	-	(5,020)	-
Change in FV of embedded conversion options	(86,674)	-	(86,674)	-
Interest expense	(2,685)	-	(2,928)	-

Total other income (expense)	(107,264)	-	(107,507)	-

Discontinued operations
Income from discontinued operations	-	5,065	-	32,035

Total discontinued operations	-	5,065	-	32,035

Net income (loss)	$ (538,251)	$ 3,598	$ (773,653)	$ 16,542

Basic and diluted income (loss) per share - income from continuing operations	$ (0.02)	$ 0.00	$ (0.03)	$ 0.00
Basic and diluted earnings (loss) per share - discontinued operations	$ -	$ 0.00	$ -	$ 0.00

Weighted average number of common shares outstanding	28,946,199	28,334,535	28,870,906	28,334,535

See accompanying notes to unaudited consolidated financial statements.

EMS FIND, INC.
Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended
	December 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$ (773,653)	$ 16,542
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation expense	94	7,022
Stock-based compensation	323,984	-
BCF expense	12,885	-
OID expense	5,020	-
Change in FV of embedded conversion options	86,674	-
Financing fees related to notes payable	12,000	-
Changes in assets and liabilities:
Accounts receivable	-	10,207
Prepaid expenses	(4,583)	-
Deposits	(700)	-
Accounts payable	(13,716)	-
Due to related party	(49,015)	-
Accrued expenses	6,925	816
Net cash provided by (used in) operating activities	(395,244)	34,587

Cash flows from financing activities
Proceeds from sale of common stock	55,000	-
Proceeds from related party	180,000	31,989
Proceeds received from notes payable	200,500	-
Distribution	-	(71,461)

Net cash provided by (used in) financing activities	435,500	(39,472)

Net increase (decrease) in cash	40,256	(4,885)

Cash at beginning of period	45,843	5,053

Cash at end of period	$ 86,099	$ 168

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-cash investing and financing activities
Shares issuance for notes	$ 260,480	-
Share issuance for consulting fees	$ 210,000	$ -
Derivative liability	$ 238,943	$ -
Cancellation of preferred stock	$ (500)	$ -

See accompanying notes to unaudited consolidated financial statements.

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

EMS Find, Inc. (the “Company,” “we,” “our,” or “EMS Find”) was incorporated in the State of Nevada on March 22, 2011, under the name of Lightcollar, Inc.  On March 20, 2015, the Company amended its articles of incorporation and changed its name from Lightcollar, Inc. to EMS Find, Inc.

On December 23, 2014, the Company authorized a forward split (the “Forward Split”) of its issued and authorized common shares, whereby every one (1) old share of common stock was exchanged for five (5) new shares of the Company's common stock.  As a result, the issued and outstanding shares of common stock will increased from five million six hundred fifty thousand (5,650,000) common shares prior to the Forward Split to twenty eight million two hundred fifty thousand (28,250,000) common shares following the Forward Split.  Fractional shares were rounded upward.

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

Effective March 20, 2015, the Company, with the approval of its board of directors and its majority shareholders by written consent in lieu of a meeting, filed a Certificate of Amendment (the “Certificate of Amendment”) with the Secretary of State of Nevada.  As a result of the Certificate of Amendment, the Company, among other things, (i) changed its name to “EMS Find, Inc.,” and (ii) changed its symbol to “EMSF.”

On March 23, 2015, the Company issued 50,000 shares of Series A Preferred Stock in consideration for services on the Company’s Board of Directors.

On March 31, 2015, the Company issued 450,000 shares of Series A Preferred Stock in consideration for services on the Company’s Board of Directors.

On March 31, 2015, the Company signed the share exchange agreement with EMS Factory, Inc. (“EMS Factory”), a company incorporated under the laws of the State of Pennsylvania, and the shareholder of EMS Factory (the “Selling Shareholder”) pursuant to a share exchange agreement by and among the Company, EMS Factory and the Selling Shareholder.  The Company will acquired 100% of the issued and outstanding securities of EMS Factory in exchange for the issuance of 10,000,000 shares of the Company’s restricted Common Stock, par value $0.001 per share and 500,000 shares of the Company’s Series A Preferred Stock, par value $0.001.  The Company also has an agreement with an investor to fund $300,000 over the next one hundred and twenty days, to support the continued development and commercialization of EMS Factory’s technology, in the following manner:

As a result of the Agreement the Selling Shareholder acquired up to 49% of the voting rights of Company’s currently issued and outstanding shares of common stock.  Upon completion of the agreement, EMS Factory became a wholly-owned subsidiary and the Company acquired the business and operations of EMS factory.  Further, on the Closing date of the Agreement, Steve Rubakh, was appointed the President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a Director of the Company, and Mr. Matveev Anton resigned all of his positions with the Company.

For accounting purposes, the acquisition of EMS Factory by the EMS Find has been recorded as a reverse merger of a public company, with the exception that no goodwill is generated, and followed up with a recapitalization of EMS based on the factors demonstrating that EMS represents the accounting acquirer.  Consequently, the historical financial information in the accompanying consolidated financial statements is that of EMS.

On October 21, 2015, the Company formed Viva Entertainment Group, Inc. (“Viva Entertainment,” a Delaware corporation, as a wholly-owned subsidiary.  The Company was formed to manage the development and marketing of it’s over the top (“IPTV/OTT”) application for connected TVs, desktop computers, tablets and smart phones. The IPTV/OTT streamlining platform is designed to be used in homes, offices or during travel, where users may pay and watch what entertainment they choose based on a subscription or on a pay per view basis.

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements of EMS Find, Inc. and its wholly-owned subsidiaries, EMS Factory, Inc. and Viva Entertainment, have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended December 31, 2015 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2016.  All intercompany balances and transactions have been eliminated.  In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended June 30, 2015 filed on September 29, 2015 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.  For accounting purposes and due to the accounting for the reverse merger, the Company is using the accounting year end of EMS Factory, Inc., for the presentation in this filing.

Nature of Business

The Company transitioned its operations from acting as a licensed ambulance provider to providing medical transportation information and acting as an intermediary coordinating dispatch services for providers, patients and medical transport companies.  The Company is designing, developing, marketing, and operating software assets mainly in on-demand mobile healthcare sector.

Principles of Consolidation

The consolidated financial statements include the accounts of EMS Find and its wholly-owned subsidiaries, EMS Factory and Viva Entertainment. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  The Company had cash balances of $86,099 and $45,843 as of December 31, 2015 and June 30, 2015 respectively.

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

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

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

NOTE 2 – PROPERTY AND EQUIPMENT

At December 31, 2015 and June 30, 2015, equipment consisted of the following:

	December 31,	June 30,
	2015	2015
Furniture and Equipment	$1,400	$1,400
Less: Accumulated depreciation	(141)	(47)
Total equipment, net	$1,259	$1,353

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Depreciation and amortization expense for the six months ended December 31, 2015 and June 30, 2015 was $94 and $47 respectively

Assets held for Sale
	December 31,	June 30,
	2015	2015
Assets held for sale	$47,555	$47,555
Less: Accumulated depreciation	(20,475)	(20,475)
Total equipment, net	$27,080	$27,080

Depreciation and amortization expense for the six months ended December 31, 2015 and June 30, 2015 was $0 and $3,512 respectively.  After the merger in March 2015, the Company discontinued all of its ambulance services. The Company wrote down $8,200 as of June 30, 2015 for its assets held for sale and took a loss of $13,097 on a sale of three of its vehicles it used for its medical transportation business.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company paid for health insurance and various expenses on Mr. Rubakh’s behalf of $46,816 and $17,513 during the six months ended December 31, 2015 and the year ended June 30, 2015 respectively, which is reflected as Executive Compensation in the statement of operations.

In April 2015, the Company entered a month to month lease agreement for an office space for $1,250 per month owned by a relative.  The lease was terminated on August 30, 2015.

For the six months ended December 31, 2015, the Company authorized the issuance of 180,000 shares of common stock, of which 90,000 remain issuable as of December 31, 2015, as part of Mr. Rubakh’s compensation package.

On July 22, 2015, Shang Fei resigned from the Company as a board member and surrendered his 500,000 shares of Series A Preferred Stock which the company had issued to him in March 2015.  Mr. Shang Fei also has provided the Company with 260,000 of capital of which 210,000 and a prior loan for expenses of $19,095 was converted into common stock.

On September 25, 2015, the Company authorized the issuance of 125,000 shares of common stock as part of an agreement with Daniel Grillo, a director of the Company for services from September 25, 2015 through March 31, 2016.  The shares are amortized over the period of the agreement.  As of December 31, 2015, the shares remained issuable.

NOTE 4 - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, NET OF DISCOUNTS

Notes payable and convertible notes payable, all classified as current at December 31, 2015, consist of the following:

Notes and convertible notes, net of discounts
	December 31, 2015					June 30, 2015
Principal
				Original	Principal,			and
		Debt	Put	Issue	net of		Accrued	Accrued
	Principal	Discounts	Premiums	Discount	Discounts	Principal	Interest	Interest
Green Construction	$ -	$ -	$ -	$ -	$ -	$ 30,400	$ 822	$ 31,222
LG Capital Funding, LLC	125,000	(36,105)	44,643	(15,164)	118,374	-	-	-
LG Capital Funding, LLC	125,000	(80,818)	85,165	(17,316)	112,031	-	-	-

Total	$ 250,000	$ (116,923)	$ 129,808	$ (32,480)	$ 230,405	$ 30,400	$ 822	$ 31,222

On March 23, 2015, the Company issued a note to Green Construction for $30,400 with 10% interest per annum, as of June 30, 2015 the note has accrued interest of $822.  The note becomes due on October 15, 2015.   On July 30, 2015, the Company issued 26,885 to satisfy this debt.

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On October 22, 2015, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”), dated as of October 22, 2015, with LG Capital Funding, LLC (“LG”), pursuant to which the Company sold LG a convertible note in the principal amount of $125,000 (the first of four such Convertible Notes each in the principal amount of $125,000 provided for under the Purchase Agreement), bearing interest at the rate of 8% per annum (the “Convertible Note”).  Each of the Convertible Notes issuable under the Purchase Agreement provides for a 15% original issue discount (“OID”), such that the purchase price for each Convertible Note is $106,250, and at each closing LG is entitled to be paid $6,000 for legal and other expenses. The Convertible Note provides LG the right to convert the outstanding balance, including accrued and unpaid interest, of such Convertible Note into shares of the Company’s common stock at a price ("Conversion Price") for each share of common stock equal to 80% of the lowest trading price of the common stock as reported on the National Quotations Bureau for the OTCQB exchange on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.  The Convertible Note is payable, along with interest thereon, on October 22, 2016.  As of December 31, 2015, $1,918 of interest has been accrued.  The convertible note has an OID of 15%, which was recorded at $18,750 of which $3,586 was amortized as of December 31, 2015.  The Company recorded a debt discount of $44,643 which, as of December 31, 2015, $8,538 has been amortized.  The Company has recorded a derivative liability of $119,471 as of December 31, 2015.

On December 3, 2015, the Company issued the second convertible note to LG, as discussed, for $125,000.  As of December 31, 2015, $767 has been accrued.  The Company has recorded an OID of 15%, which was recorded at $18,750 of which $1,434 was amortized as of December 31, 2015.  The Company recorded a debt discount of $85,165 which, as of December 31, 2015, $4,347 has been amortized.  The Company has recorded a derivative liability of $119,472 as of December 31, 2015.

NOTE 5 – PREFERRED STOCK

Series A Preferred Stock

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

The Company has 20,000,000 shares of Series A Preferred Stock authorized.

On March 23, 2015, the Company issued 50,000 shares of Series A Preferred Stock in consideration for services on the Company’s Board of Directors.

On March 31, 2015, the Company issued 450,000 shares of Series A Preferred Stock in consideration for services on the Company’s Board of Directors.

On March 31, 2015, the Company issued 500,000 shares of Series A Preferred Stock as part of the share exchange agreement with EMS Factory, Inc.

On July 22, 2015, Shang Fei resigned from the Company as a board member and surrendered his 500,000 shares of Series A Preferred Stock which the company had issued to him in March 2015.  Mr. Shang Fei also has provided the Company with 260,000 of capital of which 210,000 and a prior loan for expenses of $19,095 was converted into common stock.

Series B Preferred Stock

On December 21, 2015, the Company filed a Certificate of Designation for its new Series B Convertible Preferred Stock with the State of Nevada following approval by the board of directors of the Company.  Five Hundred (500,000) Thousand shares of the Company’s authorized preferred stock are designated as the Series B Convertible Preferred Stock (the “Series B Preferred Stock”), par value of $0.001 per share and with a stated value of $0.001 per share (the “Stated Value”).  Holders of Series B Preferred Stock shall be entitled to receive dividends, when and as declared by the Board of Directors out of funds legally available therefor.  At any time and from time to time after the issuance of shares of the Series B Preferred Stock, each issued share of Series B Preferred Stock is convertible into One (100) Hundred shares of Common Stock (“Conversion Ratio”).  The holders of the Series B Preferred Stock shall have the right to vote together with holders of Common Stock, on an as “converted basis”, on any matter that the Company’s

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

shareholders may be entitled to vote on, either by written consent or by proxy.  Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series B Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series B Preferred Stock an amount equal to the Stated Value, and all other amounts in respect thereof then due and payable prior to any distribution or payment shall be made to the holders of any junior securities.  If, at any time while any shares of Series B Preferred Stock remain outstanding (“Outstanding Shares”), the Company effectuates a stock split or reverse stock split of its Common Stock or issues a dividend on its Common Stock consisting of shares of Common Stock, the Conversion Ratio will be equitably adjusted to reflect such action with respect to Outstanding Shares at the record date of such split.

The Company has not issued any shares of the Series B Preferred Stock and is not a party to any agreement providing for the issuance of shares of Series B Preferred Stock.

NOTE 6 – COMMON STOCK

On July 22, 2015, the Company issued 48,245 shares of common stock for a consulting contract with RB Milestone, Inc. for $55,000.

On July 30, 2015, the Company issued 26,885 shares of common stock for debt converted of $31,465.  The balance of $115 was forgiven.

On August 6, 2015, the Company issued 17,606 shares of common stock for debt converted of $19,015.

On August 6, 2015, the Company issued 194,444 shares of common stock for debt converted of $210,000.

For the six months ended December 31, 2015, the Company authorized the issuance of 180,000 shares of common stock, of which 90,000 remain issuable as of December 31, 2015, as part of Mr. Rubakh’s compensation package.

On July 22, 2015, Shang Fei resigned from the Company as a board member and surrendered his 500,000 shares of Series A Preferred Stock which the company had issued to him in March 2015.  Mr. Shang Fei also has provided the Company with 260,000 of capital of which 210,000 and a prior loan for expenses of $19,095 was converted into common stock.

On September 25, 2015, the Company authorized the issuance of 125,000 shares of common stock as part of an agreement with Daniel Grillo, a director of the Company for services from September 25, 2015 through March 31, 2016.  The shares are amortized over the period of the agreement.  As of December 31, 2015, the shares remained issuable.

NOTE 7 – DISCONTINUED OPERATIONS

As of the second quarter of 2015, the subsidiary EMS Factory, Inc. discontinued operations which is reflected in the consolidated statements of income and consolidated statements of cash flows. Assets classified as held for sale are reported in the consolidated balance sheet. The Company will sell the remainder if the fixed assets and currently has no cost associated to the assets.  The Company reported a loss of $0 and income of $32,035 during the period ending December 31, 2015 and December 31, 2014 respectively.

Reconciliation of the Items Constituting Profit and (Loss) from Discontinued Operations

	December 31,	December 31,
	2015	2014
Revenues	$-	$121,083
Cost of sales	-	82,025
General and administrative	-	-
Depreciation & Amortization	-	7,022
Asset write down	-	-
Loss on disposal of Assets	-	-
	$-	$32,036

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $773,653 and used cash in operating activities of $395,244 for the six months ended December 31, 2015. The Company had working capital, stockholders’ deficit and accumulated deficit of $477,003, $443,381 and $902,827, respectively, at December 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 9 – SUBSEQUENT EVENTS

On October 28, 2015, Viva Entertainment, a subsidiary of the Company, entered into an employment agreement with Johnny Falcones, for the period October 28, 2015 through December 31, 2018.  Mr. Falcones will be compensated in 2016 with warrants to purchase 3,000,000 shares of common stock of the Company, with an exercise price of $0.74.  Additionally, Mr. Falcones will receive three year warrants to purchase up to 5% of the common stock of Viva Entertainment, at an exercise price of $0.50, which are exercisable in the event that Viva Entertainment is spun out of the Company.  Furthermore, Mr. Falcones shall receive 375,000 shares of common stock of the Company on a monthly basis, starting on February 1, 2016, for a period of four months, for an aggregate total of 1,500,000 shares of common stock of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

GENERAL

We were incorporated in the State of Nevada on March 22, 2013 under the name Lightcollar, Inc.  On March 22, 2015, we changed our name to EMS Find, Inc. (“EMS Find”).  Effective March 31, 2015, we entered into a Share Exchange Agreement with the sole shareholder of EMS Factory, Inc. (“EMS Factory”), a Pennsylvania corporation, and following the closing under the Share Exchange Agreement, EMS Factory became a wholly-owned subsidiary of the Company, with the former stockholder of EMS Factory owning approximately 35% of the outstanding shares of common stock of the combined company.

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

On October 21, 2015, the Company formed Viva Entertainment Group, Inc. (“Viva Entertainment”) as a wholly-owned subsidiary of the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2014

Revenues

Our revenue was $0 and $0 for the three months ended December 31, 2015 and 2014.

General and Administrative Expenses

For the three months ended December 31, 2015, our general and administrative expenses were $430,987 compared to $1,467 for the three months ended December 31, 2014, resulting in an increase of $429,520, primarily contributable to stock-based compensation of $216,584, research and development, $89,273, consulting fees, $24,082 and other expenses.

Net Income / Loss

For the three months ended December 31, 2015, our net loss was $538,251 compared to a net income of $3,598 for the three months ended December 31, 2015.  The net loss for the three months ended December 31, 2015 was partially contributable to beneficial conversion feature (“BCF”) expense, $12,885, original issue discount (“OID”), $5,020, and the change in the fair value of embedded conversion options, $86,674.

SIX MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2014

Revenues

Our revenue was $0 and $0 for the six months ended December 31, 2015 and 2014.

General and Administrative Expenses

For the six months ended December 31, 2015, our general and administrative expenses were $666,146 compared to $15,493 for the six months ended December 31, 2014, resulting in an increase of $650,653, primarily contributable to stock-based compensation of $323,984, research and development, $105,361, consulting fees, $52,216 and other expenses.

Net Income / Loss

For the six months ended December 31, 2015, our net loss was $773,653 compared to a net income of $16,542 for the six months ended December 31, 2015.  The net loss for the six months ended December 31, 2015 was partially contributable to BCF expense, $12,885, OID, $5,020, and the change in the fair value of embedded conversion options, $86,674.

LIQUIDITY AND CAPITAL REQUIREMENTS

Overview

As of December 31, 2015, the Company had $86,099 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

Liquidity and Capital Resources during the six months ended December 31, 2015 compared to the six months ended December 31, 2014

We used cash in operations of $395,244 for the six months ended December 31, 2015 compared to cash provided by operations of $34,587 for the six months ended December 31, 2014. The negative cash flow from operating activities for the six months ended December 31, 2015 is attributable to the Company's net loss from operations of $773,653 primarily due to the issuance of common stock for services, $323,984 and the change in the fair value of embedded conversion options, $86,674. Cash provided by operations for the six months ended December 31, 2014 is attributable to the Company's net income of $16,542.

We used cash in investing or financing activities of $0 and $0 for the six months ended December 31, 2015 and 2014.

We had cash provided by financing activities of $435,500 for the six months ended December 31, 2015 compared to cash used of $39,472 for the same period in 2014.  The increase in 2015 was due to proceeds from notes payable of $200,500, proceeds from related party, $180,000, and proceeds from the sale of common stock, $55,000.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had revenue of $0 and net losses of $773,653 for the six months ended December 31, 2015 compared to revenue of $0 and net income of $16,542 for the six months ended December 31, 2014. The Company had working capital deficit, stockholders’ deficit, and accumulated deficit of $477,003, $443,381 and $902,827, respectively, at December 31, 2015, and used cash in operations of $395,244 in the six months ended December 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

We have obtained working capital through a convertible note financing effective on October 22, 2015 and December 3, 2015, on which dates the Company entered into two separate Securities Purchase Agreements, dated as of October 22, 2015 and December 3, 2015, with LG Capital Funding, LLC (“LG”), for the issuance to LG of two convertible notes, each in the principal amount of $125,000 (the first two of four such notes each in the principal amount of $125,000 provided for under the agreement), bearing interest at the rate of 8% per annum.  Each of the convertible notes issuable under the agreement provides for a 15% OID, such that the purchase price for each note is $106,250, and at each closing LG is entitled to be paid $6,000 for legal and other expenses. The note provides LG the right to convert the outstanding balance, including accrued and unpaid interest, of such note into shares of the Company’s common stock at a price for each share of common stock equal to 80% of the lowest reported trading price of the common stock for a specified period, and is payable, along with interest thereon, on October 22, 2016 and December 3, 2016, respectively.

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

Management believes that it is reasonably possible that the following material estimates affecting the financial statements could happen in the coming two years:

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company intends to appoint additional independent directors;
2.

Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

·	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.
·	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
·	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.
·	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control Over Financial Reporting

Except as set forth above, due to the new business plan, we are in the process of finalizing our controls over the new business process.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no pending legal proceedings in which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficiary of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

(a)

Exhibits.

Exhibit Number	Description of Exhibit	Filing

3.1	Articles of Incorporation	Filed with the Form S-1 Registration on June 7, 2011 and incorporated herein by reference.
3.2	Bylaws	Filed with the Form S-1 Registration on June 7, 2011 and incorporated herein by reference.
4.1	Stock Certificate of Lightcollar (Specimen)	Filed with the Form S-1 Registration on June 7, 20111 and incorporated herein by reference.
5.1	Legal Opinion	Filed with the Form S-1 Registration on June 7, 2011 and incorporated herein by reference.
10.1	Informal Agreement with Officer	Filed with the Form S-1 Registration on June 7, 2011 and incorporated herein by reference.
23.1	Consent of Independent Accountant	Filed with the Form S-1 Registration on June 7, 2011 and incorporated herein by reference.
23.2	Consent of Counsel	Filed with the Form S-1 Registration on June 7, 2011 and incorporated herein by reference.
99.1	Stock Subscription Agreement (Sample)	Filed with the Form S-1 Registration on June 7, 2011 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS FIND, INC.

Dated: February 26, 2016	BY:	/s/ Steve Rubakh
Steve Rubakh
President and Chief Executive Officer, and Principal Financial Officer