Form 10-Q/A
period 2015-12-31
EMS FIND, INC.
filed 2016-03-01
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

Form 10-Q/A

Amendment #2

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

[  ] Yes [X] No

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016, is solely to correct the cover sheet in regards to the box checked for:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, and does not reflect events that may have occurred subsequent to the original filing date.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS FIND, INC.

Dated: March 1, 2016	BY:	/s/ Steve Rubakh
Steve Rubakh
President and Chief Executive Officer, and Principal Financial Officer