Form 10-Q
period 2016-03-31
EMS FIND, INC.
filed 2016-05-16
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 333-174759

EMS FIND, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	38-3839462
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

73 Buck Road, Suite 2, Huntingdon, PA	19006
(Address of principal executive offices)	(Zip Code)

(215) 350-2255

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares issued, issuable, and outstanding of the issuer's common stock, $0.001 par value per share, was 29,136,715 as of May 6, 2016.

EMS FIND, INC.

FORM 10-Q

MARCH 31, 2016

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMS Find, Inc.
Condensed Consolidated Balance Sheets

	March 31.	June 30,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash	$12,360	$45,843
Other receivable	566	-
Total current assets	12,926	45,843

Other assets
Fixed assets, net	-	1,353
Fixed assets held for sale, net	4,870	27,080
Deposits	700	-
Total other assets	5,570	28,433

Total assets	$18,496	$74,276

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Notes payable	$-	$31,222
Convertible notes payable, net of discounts	144,364	-
Accounts payable	6,834	20,545
Due to related party	81,364	129,015
Accrued expenses	12,598	-
Derivative liability	227,411	-
Total current liabilities	472,571	180,782

Total liabilities	472,571	180,782

Stockholders' deficit

Series A preferred stock, $0.001 par value, (20,000,000 shares authorized 500,000 and 1,000,000 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively)	500	1,000
Common stock, $0.001 par value, (100,000,000 shares authorized 29,076,715 and 28,364,535 shares issued, issuable and outstanding as of March 31, 2016 and June 30, 2015, respectively)	29,077	28,485
Additional paid in capital	2,901,774	(6,817)
Accumulated deficit	(3,385,426)	(129,174)
Total stockholders' deficit	(454,075)	(106,506)

Total liabilities and stockholders' deficit	$18,496	$74,276

See accompanying notes to unaudited condensed consolidated financial statements.

EMS FIND, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenues

Gross sales	$-	$-	$-	$-
Cost of goods sold	-	-		-

Gross profit	-	-	-	-

General and administrative expenses
Consulting fees	12,768	-	64,984	105
Professional fees	9,385	20,311	50,934	20,311
Executive compensation	2,491	-	49,307	-
Stock-based compensation	2,342,097	-	2,666,081	-
Research and development	13,942	-	119,303	-
Payroll Expense	6,447	-	54,542	-
General & administrative	33,247	-	75,978	12,388
Rent	2,100	-	7,400	3,000
Depreciation and amortization	46	-	140	-

Total general and administrative expenses	2,422,523	20,311	3,088,669	35,804

Loss from operations	(2,422,523)	(20,311)	(3,088,669)	(35,804)

Other income (expense)
BCF expense	(34,443)	-	(47,328)	-
OID expense	(9,324)	-	(14,344)	-
Change in FV of embedded conversion options	11,532	-	(75,142)	-
Loss on sale of fixed assets	(22,855)	-	(22,855)	-
Interest expense	(4,986)	-	(7,914)	-

Total other income (expense)	(60,076)	-	(167,583)	-

Discontinued operations
Income from discontinued operations	-	(35,778)	-	(3,743)

Total discontinued operations	-	(35,778)	-	(3,743)

Net loss	$(2,482,599)	$(56,089)	$(3,256,252)	$(39,547)

Basic and diluted income (loss) per share - income from continuing operations	$(0.09)	$-	$(0.11)	$-
Basic and diluted earnings (loss) per share - discontinued operations	$-	$-	$-	$-

Weighted average number of common shares outstanding	29,076,715	28,334,535	28,939,010	28,334,535

See accompanying notes to unaudited condensed consolidated financial statements.

EMS FIND, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(3,256,252)	$(39,547)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization expense	140	-
Stock-based compensation	2,666,081	-
BCF expense	47,328	-
OID expense	14,344	-
Change in FV of embedded conversion options	75,142	-
Loss on sale of fixed assets	22,855	-
Financing fees related to notes payable	12,000	-
Discontinued operations	-	4,743
Changes in assets and liabilities:
Accounts receivable	-	-
Prepaid expenses	-	-
Deposits	(700)	-
Accounts payable	(13,712)	6,203
Due to related party	(47,651)	-
Accrued expenses	12,598	-

Net cash used in operating activities	(467,827)	(28,601)

Cash flows from financing activities
Proceeds from sale of common stock	55,000	84,535
Repayment of notes payable		(55,934)
Proceeds from related party	178,844	-
Proceeds received from notes payable	200,500	-
Distribution	-	-

Net cash provided by financing activities	434,344	28,601

Net increase (decrease) in cash	(33,483)	-

Cash at beginning of period	45,843	-

Cash at end of period	$12,360	$-

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Shares issuance for notes	$260,480	$-
Issuance of common stock for related party payable	$210,000	$-
Derivative liability	$227,411	$-
Cancellation of preferred stock	$(500)	$-

See accompanying notes to unaudited condensed consolidated financial statements.

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

EMS Find, Inc. (the "Company," "we," "our," or "EMS Find") was incorporated in the State of Nevada on March 22, 2011, under the name of Lightcollar, Inc. On March 20, 2015, the Company amended its articles of incorporation and changed its name from Lightcollar, Inc. to EMS Find, Inc.

On December 23, 2014, the Company authorized a forward split (the "Forward Split") of its issued and authorized common shares, whereby every one (1) old share of common stock was exchanged for five (5) new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock will increased from five million six hundred fifty thousand (5,650,000) common shares prior to the Forward Split to twenty eight million two hundred fifty thousand (28,250,000) common shares following the Forward Split. Fractional shares were rounded upward.

On March 10, 2015, the Company, with the approval of a majority vote of its shareholders filed a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company's Series A Preferred Stock (the "Designation" and the "Series A Preferred Stock"). The terms of the Certificate of Designation of the Series A Preferred Stock, which was filed with the State of Nevada on March 12, 2015, include the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of Series A Preferred Stock, Series A Preferred Stock shares are not convertible into shares of our common stock.

Effective March 20, 2015, the Company, with the approval of its board of directors and its majority shareholders by written consent in lieu of a meeting, filed a Certificate of Amendment (the "Certificate of Amendment") with the Secretary of State of Nevada. As a result of the Certificate of Amendment, the Company, among other things, (i) changed its name to "EMS Find, Inc.," and (ii) changed its symbol to "EMSF."

On March 23, 2015, the Company issued 50,000 shares of Series A Preferred Stock in consideration for services on the Company's Board of Directors.

On March 31, 2015, the Company issued 450,000 shares of Series A Preferred Stock in consideration for services on the Company's Board of Directors.

On March 31, 2015, the Company signed the share exchange agreement with EMS Factory, Inc. ("EMS Factory"), a company incorporated under the laws of the State of Pennsylvania, and the shareholder of EMS Factory (the "Selling Shareholder") pursuant to a share exchange agreement by and among the Company, EMS Factory and the Selling Shareholder. The Company will acquired 100% of the issued and outstanding securities of EMS Factory in exchange for the issuance of 10,000,000 shares of the Company's restricted Common Stock, par value $0.001 per share and 500,000 shares of the Company's Series A Preferred Stock, par value $0.001. The Company also has an agreement with an investor to fund $300,000 over the next one hundred and twenty days, to support the continued development and commercialization of EMS Factory's technology, in the following manner:

As a result of the Agreement the Selling Shareholder acquired up to 49% of the voting rights of Company's currently issued and outstanding shares of common stock. Upon completion of the agreement, EMS Factory became a wholly-owned subsidiary and the Company acquired the business and operations of EMS factory. Further, on the Closing date of the Agreement, Steve Rubakh, was appointed the President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a Director of the Company, and Mr. Matveev Anton resigned all of his positions with the Company.

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

On October 21, 2015, the Company formed Viva Entertainment Group, Inc. ("Viva Entertainment," a Delaware corporation, as a wholly-owned subsidiary. The Company was formed to manage the development and marketing of it's over the top ("IPTV/OTT") application for connected TVs, desktop computers, tablets and smart phones. The IPTV/OTT streamlining platform is designed to be used in homes, offices or during travel, where users may pay and watch what entertainment they choose based on a subscription or on a pay per view basis. On April 6, 2016, the Company sold Viva Entertainment to Black River Petroleum Corp. ("Black River," see Note 8).

Basis of Presentation

The accompanying unaudited consolidated financial statements of EMS Find, Inc. and its wholly-owned subsidiaries, EMS Factory, Inc. and Viva Entertainment, have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended March 31, 2016 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2016. All intercompany balances and transactions have been eliminated. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Form 10-K for the year ended June 30, 2015 filed on September 29, 2015 and Management's Discussion and Analysis of Financial Condition and Results of Operations. For accounting purposes and due to the accounting for the reverse merger, the Company is using the accounting year end of EMS Factory, Inc., for the presentation in this filing.

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had cash balances of $12,360 and $45,843 as of March 31, 2016 and June 30, 2015 respectively.

Revenue Recognition

Our revenue is derived from the service revenue from ambulance transportation services.

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

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

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

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, "Earnings Per Share," basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share consist of convertible notes convertible into 928,402 common shares. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 4).

Accounting for Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

At March 31, 2016 and June 30, 2015, equipment consisted of the following:

	March 31,	June 30,
	2016	2015
Furniture and Equipment	$-	$1,400
Less: Accumulated depreciation	-	(47)
Total equipment, net	$-	$1,353

Depreciation and amortization expense for the nine months ended March 31, 2016 and June 30, 2015 was $140 and $47 respectively.

Assets held for Sale

	March 31,	June 30,
	2016	2015
Assets held for sale	$13,246	$47,555
Less: Accumulated depreciation	(8,376)	(20,475)
Total equipment, net	$4,870	$27,080

Depreciation and amortization expense for the nine months ended March 31, 2016 and March 31, 2015 was $140 and $0 respectively. After the merger in March 2015, the Company discontinued all of its ambulance services. The Company wrote down $8,200 as of June 30, 2015 for its assets held for sale and took a loss of $13,097 on a sale of three of its vehicles it used for its medical transportation business. On March 28, 2016, the Company sold various assets valued at $35,521, net of accumulated depreciation, for $23,422. With the fees associated with the sale, the Company recorded a loss on the sale of $22,855.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company paid for health insurance and various expenses on Mr. Rubakh's behalf of $49,307 and $17,513 during the nine months ended March 31, 2016 and the year ended June 30, 2015 respectively.

In April 2015, the Company entered a month to month lease agreement for an office space for $1,250 per month owned by a relative. The lease was terminated on August 30, 2015.

For the nine months ended March 31, 2016, the Company authorized the issuance of 180,000 shares of common stock as part of Mr. Rubakh's compensation package. See Note 5.

On July 22, 2015, Shang Fei resigned from the Company as a board member and surrendered his 500,000 shares of Series A Preferred Stock which the company had issued to him in March 2015. Mr. Shang Fei also has provided the Company with 260,000 of capital of which 210,000 and a prior loan for expenses of $19,095 was converted into common stock.

On September 25, 2015, the Company authorized the issuance of 125,000 shares of common stock as part of an agreement with Daniel Grillo, a director of the Company for services from September 25, 2015 through March 31, 2016. The shares are amortized over the period of the agreement. As of March 31, 2016, the shares remained issuable.

On October 28, 2015, Viva Entertainment, a subsidiary of the Company, entered into an employment agreement with Johnny Falcones, for the period October 28, 2015 through December 31, 2018. Mr. Falcones was compensated in 2016 with warrants to purchase 3,000,000 shares of common stock of the Company, with an exercise price of $0.74. Additionally, Mr. Falcones would receive three year warrants to purchase up to 5% of the common stock of Viva Entertainment, at an exercise price of $0.50, which are exercisable in the event that Viva Entertainment is spun out of the Company. Furthermore, Mr. Falcones received 375,000 shares of common stock of the Company on a monthly basis, starting on February 1, 2016, for a period of four months, for an aggregate total of 1,500,000 shares of common stock of the Company. On April 6, 2016, as part of the sale of Viva Entertainment (see Notes 1 and 6), Mr. Falcones assigned to a third party his common stock purchase warrant for 3,000,000 shares of the Company's common stock, and his warrants for Viva Entertainment were cancelled and his employment agreement terminated.

On January 2, 2016, the Company issued 3,000,000 warrants for common stock of the Company to Steve Rubakh as a compensation incentive. The warrants mature on January 2, 2021. The exercise price is $0.74 and the warrant has a cashless exercise option. The common stock of the Company current price on the date of issuance was $0.47. The warrants were valued at $0.383 using a Black-Scholes calculation. The Company recorded an expense of $1,149,000. See Note 5.

NOTE 4 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, NET OF DISCOUNTS

Notes payable and convertible notes payable, all classified as current at March 31, 2016 and June 30, 2015, consist of the following:

Notes and convertible notes, net of discounts

	March 31, 2016				June 30, 2015
							Principal
			Original	Principal,			and
		Debt	Issue	net of		Accrued	Accrued
	Principal	Discounts	Discount	Discounts	Principal	Interest	Interest

Green Construction	$-	$-	$-	$-	$30,400	$822	$31,222
LG Capital Funding, LLC	125,000	(25,005)	(10,502)	89,493	-	-	-
LG Capital Funding, LLC	125,000	(57,475)	(12,654)	54,871	-	-	-

Total	$250,000	$(82,480)	$(23,156)	$144,364	$30,400	$822	$31,222

On March 23, 2015, the Company issued a note to Green Construction for $30,400 with 10% interest per annum, as of June 30, 2015 the note had accrued interest of $822. The note was due on October 15, 2015. On July 30, 2015, the Company issued 26,885 to satisfy this debt.

On October 22, 2015, the Company entered into a Securities Purchase Agreement ("Purchase Agreement"), dated as of October 22, 2015, with LG Capital Funding, LLC ("LG"), pursuant to which the Company sold LG a convertible note in the principal amount of $125,000 (the first of four such Convertible Notes each in the principal amount of $125,000 provided for under the Purchase Agreement), bearing interest at the rate of 8% per annum (the "Convertible Note"). Each of the Convertible Notes issuable under the Purchase Agreement provides for a 15% original issue discount ("OID"), such that the purchase price for each Convertible Note is $106,250, and at each closing LG is entitled to be paid $6,000 for legal and other expenses. The Convertible Note provides LG the right to convert the outstanding balance, including accrued and unpaid interest, of such Convertible Note into shares of the Company's common stock at a price ("Conversion Price") for each share of common stock equal to 80% of the lowest trading price of the common stock as reported on the National Quotations Bureau for the OTCQB exchange on which the Company's shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. The Convertible Note is payable, along with interest thereon, on October 22, 2016. As of March 31, 2016, $4,411 of interest has been accrued. The convertible note has an OID of 15%, which was recorded at $18,750 of which $8,248 was amortized as of March 31, 2016. The Company recorded a debt discount of $44,643 which, as of March 31, 2016, $19,638 has been amortized. The Company has recorded a derivative liability of $156,853 as of March 31, 2016.

On December 3, 2015, the Company issued the second convertible note to LG, as discussed, for $125,000. As of March 31, 2016, $3,260 of interest has been accrued. The Company has recorded an OID of 15%, which was recorded at $18,750 of which $6,096 was amortized as of March 31, 2016. The Company recorded a debt discount of $85,165 which, as of March 31, 2016, $27,690 has been amortized. The Company has recorded a derivative liability of $214,276 as of March 31, 2016.

NOTE 5 – STOCKHOLDERS' DEFICIT

Preferred Stock

Series A Preferred Stock

On March 10, 2015, the Company, with the approval of a majority vote of its Board of Directors approved the filing of a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company's Series A Preferred Stock (the "Designation" and the "Series A Preferred Stock"). The terms of the Certificate of Designation of the Series A Preferred Stock, which was filed with the State of Nevada on March 12, 2015, include the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of Series A Preferred Stock and each Series A Preferred Stock share are not convertible into shares of our common stock.

The Company has 1,000,000 shares of Series A Preferred Stock authorized.

On March 23, 2015, the Company issued 50,000 shares of Series A Preferred Stock in consideration for services on the Company's Board of Directors.

On March 31, 2015, the Company issued 450,000 shares of Series A Preferred Stock in consideration for services on the Company's Board of Directors.

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

Series B Preferred Stock

On December 21, 2015, the Company filed a Certificate of Designation for its new Series B Convertible Preferred Stock with the State of Nevada following approval by the board of directors of the Company. Five Hundred (500,000) Thousand shares of the Company's authorized preferred stock are designated as the Series B Convertible Preferred Stock (the "Series B Preferred Stock"), par value of $0.001 per share and with a stated value of $0.001 per share (the "Stated Value"). Holders of Series B Preferred Stock shall be entitled to receive dividends, when and as declared by the Board of Directors out of funds legally available therefor. At any time and from time to time after the issuance of shares of the Series B Preferred Stock, each issued share of Series B Preferred Stock is convertible into One (100) Hundred shares of Common Stock ("Conversion Ratio"). The holders of the Series B Preferred Stock shall have the right to vote together with holders of Common Stock, on an as "converted basis", on any matter that the Company's shareholders may be entitled to vote on, either by written consent or by proxy. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series B Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series B Preferred Stock an amount equal to the Stated Value, and all other amounts in respect thereof then due and payable prior to any distribution or payment shall be made to the holders of any junior securities. If, at any time while any shares of Series B Preferred Stock remain outstanding ("Outstanding Shares"), the Company effectuates a stock split or reverse stock split of its Common Stock or issues a dividend on its Common Stock consisting of shares of Common Stock, the Conversion Ratio will be equitably adjusted to reflect such action with respect to Outstanding Shares at the record date of such split.

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

On September 25, 2015, the Company authorized the issuance of 125,000 shares of common stock as part of an agreement with Daniel Grillo, a director of the Company for services from September 25, 2015 through March 31, 2016. The shares are amortized over the period of the agreement. As of March 31, 2016, the shares remained issuable.

For the nine months ended March 31, 2016, the Company authorized the issuance of 180,000 shares of common stock as part of Mr. Rubakh's compensation package.

Warrants

On January 2, 2016, the Company issued 3,000,000 warrants for common stock of the Company to Steve Rubakh as a compensation incentive. The warrants mature on January 2, 2021. The exercise price is $0.74 and the warrant has a cashless exercise option. The common stock of the Company current price on the date of issuance was $0.47. The warrants were valued at $0.383 using a Black-Scholes calculation. The Company recorded an expense of $1,149,000. See Note 3.

On January 2, 2016, the Company issued 3,000,000 warrants for common stock of Viva Entertainment to Johnny Falcones as a compensation incentive. The warrants mature on January 2, 2021. The exercise price is $0.74 and the warrant has a cashless exercise option. As part of the April 6, 2016 sale of Viva Entertainment (see Notes 1, 3 and 8), these warrants were cancelled effective the date of issuance, therefore there were no expenses recorded related to the issuance.

NOTE 6 – DISCONTINUED OPERATIONS

As of the second quarter of 2015, the subsidiary EMS Factory, Inc. discontinued operations which is reflected in the consolidated statements of income and consolidated statements of cash flows. Assets classified as held for sale are reported in the consolidated balance sheet. The Company will sell the remainder if the fixed assets and currently has no cost associated to the assets. The Company reported a loss of $0 and income of $32,035 during the period ending March 31, 2016 and March 31, 2015, respectively.

Reconciliation of the Items Constituting Profit and (Loss)

from Discontinued Operations

	March 31,	March 31,
	2016	2015
Revenues	$-	$125,773
Cost of sales	-	83,003
General and administrative	-	35,979
Depreciation & Amortization	-	10,534
Asset write down	-	-
Loss on disposal of Assets	-	-
	$-	$(3,743)

NOTE 7 – GOING CONCERN

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of March 31, 2016 of $459,645, and used cash in operations of $467,827 and $28,601 for the nine months ended March 31, 2016 and 2015, respectively. In addition, as of March 31, 2016, the Company had an accumulated deficit of $3,385,426. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management's plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company's current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

NOTE 8 – SUBSEQUENT EVENTS

On April 6, 2016, the Company sold Viva Entertainment to Black River, pursuant to a stock purchase agreement at the closing under which in exchange for sale of all of the outstanding shares of Viva Entertainment, Black River issued a 10% promissory note in the principal amount of $100,000, due September 30, 2016, which represents the purchase price paid by Black River to the Company for Viva Entertainment. The agreements with Mr. Falcones for the issuance of warrants for common stock of Viva Entertainment, the issuance of common stock of the Company, and his employment agreement with Viva Entertainment, were all terminated as part of the transaction. The cancellation negated any obligations the Company had to Mr. Falcones in 2016 except for the warrants for common stock of the Company (see Notes 3 and 5), which warrants were assigned to a third party by Mr. Falcones.

As part of the employment agreement with Mr. Rubakh, for the months of April 2016 and May 2016, the Company has 60,000 shares of common stock of the Company to be issued to Mr. Rubakh.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can expect to identify these statements by forward-looking words such as "may," "might," "could," "would," "will," "anticipate," "believe," "plan," "estimate," "project," "expect," "intend," "seek" and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the "Risk Factors" section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

GENERAL

We were incorporated in the State of Nevada on March 22, 2013 under the name Lightcollar, Inc. On March 22, 2015, we changed our name to EMS Find, Inc. ("EMS Find"). Effective March 31, 2015, we entered into a Share Exchange Agreement with the sole shareholder of EMS Factory, Inc. ("EMS Factory"), a Pennsylvania corporation, and following the closing under the Share Exchange Agreement, EMS Factory became a wholly-owned subsidiary of the Company, with the former stockholder of EMS Factory owning approximately 35% of the outstanding shares of common stock of the combined company.

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

Pursuant to management's determination that the Company's mobile platform and the over the top (IPTV/OTT ) application technology we had under development in our subsidiary Viva Entertainment Group, Inc. ("Viva Entertainment") would best be developed in separate companies, we sold Viva Entertainment to Black River Petroleum Corp., a Nevada publicly-traded company ("Black River"), in exchange for the issuance to the Company by Black River of its 10% promissory note in the principal amount of $100,000, due September 30, 2016, which represents the purchase price paid by Black River to the Company for Viva Entertainment. In connection with the sale, Viva Entertainment's Chief Executive Officer, Johnny Falcones, a member of our Board of Directors, resigned from all positions at our Company and was elected as the sole director and President and Chief Executive Officer of Black River, to manage in that company the development and marketing of Viva Entertainment's middleware technology for connected TV's, desktop computers, tablets, and smart phones.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

Revenues

Our revenue was $0 and $0 for the three months ended March 31, 2016 and 2015.

General and Administrative Expenses

For the three months ended March 31, 2016, our general and administrative expenses were $2,422,523 compared to $20,311 for the three months ended March 31, 2015, resulting in an increase of $2,402,212, primarily contributable to stock-based compensation of $2,342,097, research and development, $13,942, consulting fees, $12,768 and other expenses.

Net Loss

For the three months ended March 31, 2016, our net loss was $2,482,599 compared to a net loss of $56,089 for the three months ended March 31, 2016. The net loss for the three months ended March 31, 2016 was partially contributable to beneficial conversion feature ("BCF") expense, $34,443, original issue discount ("OID"), $9,324, the change in the fair value of embedded conversion options, $11,532, and the loss on the sale of fixed assets, $22,855.

NINE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2015

Revenues

Our revenue was $0 and $0 for the nine months ended March 31, 2016 and 2015.

General and Administrative Expenses

For the nine months ended March 31, 2016, our general and administrative expenses were $3,088,669 compared to $35,804 for the nine months ended March 31, 2015, resulting in an increase of $3,052,865, primarily contributable to stock-based compensation of $2,666,081, research and development, $119,303, and other expenses.

Net Loss

For the nine months ended March 31, 2016, our net loss was $3,256,252 compared to a net loss of $39,547 for the nine months ended March 31, 2016. The net loss for the nine months ended March 31, 2016 was partially contributable to BCF expense, $47,328, OID, $14,344, the change in the fair value of embedded conversion options, $75,142, and the loss on the sale of fixed assets, $22,855.

LIQUIDITY AND CAPITAL REQUIREMENTS

Overview

As of March 31, 2016, the Company had $12,360 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

Liquidity and Capital Resources during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015

We used cash in operations of $467,827 for the nine months ended March 31, 2016 compared to cash used in operations of $28,601 for the nine months ended March 31, 2015. The negative cash flow from operating activities for the nine months ended March 31, 2016 is attributable to the Company's net loss from operations of $3,256,252 primarily due to the issuance of common stock for services, $2,666,081 and the change in the fair value of embedded conversion options, $75,142. Cash used in operations for the nine months ended March 31, 2015 is attributable to the Company's net income of $39,547.

We used cash in investing or financing activities of $0 and $0 for the nine months ended March 31, 2016 and 2015.

We had cash provided by financing activities of $434,344 for the nine months ended March 31, 2016 compared to $28,601 for the same period in 2015. The increase in 2016 was due to proceeds from notes payable of $200,500, proceeds from related party, $178,844, and proceeds from the sale of common stock, $55,000.

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

Going Concern

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of March 31, 2016 of $459,645, and used cash in operations of $467,827 and $28,601 for the nine months ended March 31, 2016 and 2015, respectively. In addition, as of March 31, 2016, the Company had an accumulated deficit of $3,385,426. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management's plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company's current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

Estimated 2016 Capital Requirements

We estimate our capital requirements over the next twelve months for the development and marketing of our EMS on demand mobile platform app to be $1,000,000 to $3,000,000.

We have obtained working capital through a convertible note financing effective on October 22, 2015 and December 3, 2015, on which dates the Company entered into two separate Securities Purchase Agreements, dated as of October 22, 2015 and December 3, 2015, with LG Capital Funding, LLC ("LG"), for the issuance to LG of two convertible notes, each in the principal amount of $125,000 (the first two of four such notes each in the principal amount of $125,000 provided for under the agreement), bearing interest at the rate of 8% per annum. Each of the convertible notes issuable under the agreement provides for a 15% OID, such that the purchase price for each note is $106,250, and at each closing LG is entitled to be paid $6,000 for legal and other expenses. The note provides LG the right to convert the outstanding balance, including accrued and unpaid interest, of such note into shares of the Company's common stock at a price for each share of common stock equal to 80% of the lowest reported trading price of the common stock for a specified period, and is payable, along with interest thereon, on October 22, 2016 and December 3, 2016, respectively.

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

The Securities and Exchange Commission recently issued "Financial Reporting Release No. 60 Cautionary Advice About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosures, discussion and commentary on their accounting policies considered most critical to its business and financial reporting requirements. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy.

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

The Company accounts for non-employee share-based awards based upon ASC 505-50, "Equity-Based Payments to Non-Employees." ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete. Generally, our awards do not entail performance commitments. When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete. Dilutive common stock equivalent shares which may dilute future earnings per share consist of warrants to purchase 2,111,111 at December 31, 2014 shares of common stock, employee options to purchase 2,111,111 shares of common stock and convertible notes convertible into 1,238,479,029 common shares. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 9).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

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

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.
•	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
•	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.
•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company's efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control Over Financial Reporting

Except as set forth above, due to the new business plan, we are in the process of finalizing our controls over the new business process.

Limitations on the Effectiveness of Controls

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company's sole officer and director, Steve Rubakh, uses the name "Steve" whereas his legal name is Stanislav.

ITEM 6. EXHIBITS.

(a) Exhibits.

Exhibit Number	Description of Exhibit	Filing

10.2	Sale of Viva Entertainment Group, Inc.	Filed with the Form 8-K filed on April 11, 2016 and incorporated herein by reference.
31	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

___________

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed "furnished" and not "filed" or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed "furnished" and not "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMS FIND, INC.

Dated: May 16, 2016	By:	/s/ Steve Rubakh
Steve Rubakh
President and Chief Executive Officer, and Principal Financial Officer

