Form 10-K
period 2016-06-30
EMS FIND, INC.
filed 2016-09-27
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________.

Commission File Number: 333-174759

EMS FIND, INC.
(Name of registrant as specified in its charter)

Nevada	30-0934969
(State of incorporation)	(I.R.S. Employer Identification No.)

73 Buck Road, Suite 2

Huntingdon Valley, PA 19006

(Address of principal executive offices)

(267) 320-2255

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

On December 31, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8,909,656, based upon the closing price on that date of the common stock of the registrant on the OTC Bulletin Board system of $0.47. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of September 9, 2016, the registrant had 32,711,272 shares of its common stock, $0.001 par value, issued, issuable, and outstanding.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms "we," "us," "our," the “Company,” and "EMS Find" mean EMS Find, Inc., unless otherwise indicated.

PART I

Item 1. Business.

General Overview

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

The Company has developed and plans to market B2B & B2C on-demand mobile platform, designed to connect health care providers and consumers to a network of medical transport companies throughout the United States and Canada and, on the internet and through mobile applications, and to provide specialized online marketing solutions for these businesses that boost customer awareness and merchant visibility on the internet and through mobile applications. Our application is currently in beta testing phase. Our mobile and internet platform will facilitate and speed up connections of health care providers and the public with medical transportation providers for the benefit of the patients. The platform enables users (hospitals, medical offices, dialysis centers, nursing homes, home care agencies and other medical providers) and the public to schedule medical transportation in a timely and efficient way based on the type of medical transportation that best fits each patient's needs. The EMS Find app will work on any smart device including smart phones, tablets or laptops. The app is available in iOS, Android and desktop versions and allows users to connect in real time to local and nearby pre-screened medical transportation companies wherever the medical transport is needed and that fit the medical, logistical and financial criteria for the user.

Corporate Developments

On March 31, 2015, the Company signed the Share Exchange Agreement (“Agreement”) with EMS Factory, a company incorporated under the laws of the State of Pennsylvania, and the sole shareholder of EMS Factory, Steve Rubakh (“Rubakh”), pursuant to which the Company acquired 100% of the issued and outstanding securities of EMS Factory in exchange for the issuance of 10,000,000 shares of the Company’s restricted common stock and 500,000 shares of the Company’s Series A preferred stock. The Company also agreed to fund $300,000 to support the continued development and commercialization of EMS Factory’s technologies.

As a result of the closing under the Agreement, EMS Factory became a wholly-owned subsidiary of the Company, and the Company thereby acquired the business and operations of EMS Factory. Further, on the closing date under the Agreement, Rubakh was appointed the president, chief executive officer, chief financial officer, treasurer, secretary, and a director of the Company.

As of June 30, 2016, the Company has completed development of the EMS Find App in the following platforms: iOS, Android, and on the Web. The phase one of the beta testing has been completed by a major ambulance transportation company. The second phase is being planned to be launched in collaboration with a major healthcare plan and healthcare facility, to be completed by December 31, 2016. In addition, we signed a non-disclosure agreement with a major on-demand transportation company with the goal of integration both platforms to provide a patent pending, all-in-one, scheduling solution. The application is available in Apple (iPhone and iPad versions) and Google Play Store.

EMS Find's Platforms

EMS Find - (B2C) Standard Version

This platform connects health care providers (social workers, caregivers, ER nurses, case managers, discharge nurses, etc.) located or affiliated with health care facilities (hospital, nursing home, home care agency, dialysis center, cancer treatment center, hospice, emergency room centers, etc.) and public (patient, friends, family) with pre-screened, nearby transportation providers to schedule non-emergent transport (ALS, BLS, Wheelchair) in timely and efficient manner. Upon acceptance of job, transportation automatically pays EMS Find $5 - $10 per trip via credit card. Patients without insurance coverage will have an access to discounted rate (credit card or cod), pre-negotiated for their benefit. Each accepted trip, results in significant revenue of $250 - $400 (ALS/BLS Ambulance Transport) and $50 - $95 (Wheelchair Transport) to transportation provider. All billing is done by transportation provider. Each user/requestor can submit a request, cancel and track (real time) each trip by accessing Job Screen. In addition, transportation provider can log in and access Job Screen to see which jobs are still available to accept, as well cancel or refer/forward job once it was accepted.

EMS Enterprise - (B2B) Enterprise Version

This platform is developed to assist health care plans, large facilities, and contracted transportation providers to manage medical transportation department. Platform is very similar in functionality to EMS Find’s business. There are no fees per trip. Revenue model is based on monthly fee, paid by transportation provider.

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

Ambulance services, emergency and non-emergency, are provided to patients based on the medical condition and emergency of transportation. Ambulances are equipped with various types of medical equipment to cater to the need of patients by providing first-line treatment. Based on the type of equipment installed in ambulances, the ambulance services market is segmented into advanced life support (“ALS”) ambulance services and basic life support (“BLS”) ambulance services.

A BLS ambulance provides patients with basic medical equipment and services. A BLS ambulance is equipped with medical devices such as automatic external defibrillator oxygen delivery devices, pulse oximetry and blood pressure monitoring equipment. Medical services are provided by emergency medical practitioners and partially-trained personnel in a BLS ambulance. BLS ambulance services are usually provided to patients with complex fractures, medical or surgical patients, discharge for home or some sub-acute care facilities and psychiatrist patients.

Patients seeking immediate medical help are provided with emergency ambulance services as their critical medical condition demands medical treatment at an initial stage (before reaching the hospital). Emergency ambulances are incorporated with emergency siren and lights that enable the vehicle to avoid traffic and reach quickly at the hospital. Emergency ambulances are generally equipped with advanced life support systems and are provided with medical professionals who are able to provide first-line treatment including drug administration and monitoring.

Trademark and Patents

In July 2016, the Company has retained a law firm to file a Provisional Patent for our on-demand medical transportation platform. On June 15, 2015, the application for the Provisional Patent was submitted to United States Patent and Trademark Office (“USPTO”) by MSF. On June 17, 2016, the application for a Utility Patent was submitted to the USPTO. The application serial number that was assigned is No: 15/185,395.

Available Information

We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company's operations.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

Research and Development

We have not spent any amounts on research and development activities during the year ended June 30, 2016. We anticipate that we will not incur any expenses on research and development over the next 12 months. Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations.”

Environmental Regulations

We do not believe that we are or will become subject to any environmental laws or regulations of the United States. While our products and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our products or potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

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

Property

Our business offices are located at 73 Buck Road, Suite 2, Huntingdon Valley, Pennsylvania 19006. Our telephone number is (215) 350-2255. Our lease provides for a monthly rental of $700 and expires September 1, 2016. The lease will continue month-to-month after the expiration. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

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

WE HAVE NOT HAD OPERATIONS OF ANY SIGNIFICANCE SINCE INCEPTION AND WILL BE REQUIRED TO RAISE SUBSTANTIAL AMOUNTS OF CAPITAL

We will have to obtain significant additional capital, in addition to the capital proposed to be raised in this offering, to continue with development of our proposed business. There is no assurance that we will be able to obtain sufficient capital to implement our proposed business plan. The Company may not have sufficient resources to fully develop any new products unless it is able to raise additional financing. The Company can make no assurances these required funds will be available on favorable terms, if at all. The failure to raise capital when needed, will adversely affect our business, financial condition and results of operations, and could force the Company to reduce or cease operations.

RAISING ADDITIONAL CAPITAL MAY CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS, RESTRICT OUR OPERATIONS OR REQUIRE US TO RELINQUISH RIGHTS.

We have sought additional capital through a combination of private and public equity offerings, debt financings collaborations and strategic and licensing arrangements and have currently six convertible notes outstanding, the proceeds of which we have used to finance our operations. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, current stockholders’ ownership interest in the Company will be diluted. In addition, the terms may include liquidation or other preferences that materially adversely affect their rights as a stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, our intellectual property, future revenue streams or grant licenses on terms that are not favorable to us.

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

WE ARE INCREASINGLY DEPENDENT ON WIRELESS SERVICE AND INFRASTRUCTURE AND INFORMATION TECHNOLOGY SYSTEMS (CYBER SECURITY).

As a provider of a mobile application, we rely upon technology systems and infrastructure. In particular, we are heavily dependent and reliant on availability of technology from Apple® (iOS phones) and Google (Android phones and geo locating services). Our operations are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. There can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition of the Company. In addition, significant implementation issues may arise if we consolidate and outsource certain computer operations and application support activities.

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

We plan to serve all of our clients and users from data centers. The owners of data center facilities have no obligation to enter into their agreements with us on commercially reasonable terms, or at all. If we are unable to negotiate favorable agreements on commercially reasonable terms, we will be required utilize data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our third-party data center locations with the telecommunications network providers with whom we or they contract or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the experience of our clients.

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

Risks Related to Our Common Stock and its Market

BECAUSE CERTAIN EXISTING STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK, OTHER STOCKHOLDERS' VOTING POWER MAY BE LIMITED.

Steve Rubakh, our Chief Executive Officer, owns and/or controls a majority of the voting power of our common stock. As a result, Mr. Rubakh will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This stockholder may make decisions that are averse to your interests. See our discussion under the caption “Principal Stockholders” for more information about ownership of our outstanding shares.

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

OUR COMMON STOCK IS DEEMED TO BE “PENNY STOCK,” WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO DISCLOSURE AND SUITABILITY REQUIREMENTS.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•	In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million.

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

Item 2. Properties.

Our business offices are located at 73 Buck Road, Suite 2, Huntingdon Valley, Pennsylvania 19006. Our telephone number is (215) 350-2255. Our lease provides for a monthly rental of $700 and expires September 1, 2016. The Company will continue on a month-to-month basis after expiration. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

Item 3. Legal Proceedings.

Although we may, from time to time, become a party to lawsuits in the ordinary course of business, we are not currently a party to or involved in any legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded over-the-counter market and has been quoted on the OTCQB, since approximately April 24, 2015, under the symbol "EMSF.” The quotations in the table below reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Period	High	Low
Fiscal Year Ended June 30, 2015
April 24 through June 30, 2015	$2.53	$1.05

Fiscal Year Ended June 30, 2016
Quarter ended September 30, 2015	$1.38	$1.09
Quarter ended December 31, 2015	$1.50	$0.42
Quarter ended March 31, 2016	$0.57	$0.33
Quarter ended June 30, 2016	$0.39	$0.03

Holders

As of September 14, 2016, we had approximately 11 stockholders in street or nominee name.

Dividend Distributions

No dividends have been declared or paid on our common stock, and we do not anticipate that any dividends will be declared or paid in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Sales of Unregistered Securities

The following sets forth the unreported sales of unregistered securities for the fiscal year ended June 30, 2016:

On July 22, 2015, the Company sold 48,245 shares of common stock for $55,000, or $1.14 per share.

On August 5, 2015, Shang Fei (“Fei”) resigned from the Company as a board member. Fei had provided the Company with $260,000 of capital of which $210,000 and a prior loan for expenses of $19,095 was converted into 212,050 shares of common stock.

On August 13, 2015, the Company authorized the issuance 150,000 shares of its common stock to Steve Rubakh (“Rubakh”), the Company’s Chief Executive Officer and Director. The shares were valued at $1.28 per share, or $192,000.

On September 18, 2015, the Company authorized the issuance 30,000 shares of its common stock to Rubakh as compensation. The shares were valued at $1.32 per share, or $39,600.

On September 25, 2015, the Company authorized the issuance of 125,000 shares of common stock as part of an agreement with Daniel Grillo, a director of the Company, for services from September 25, 2015 through March 31, 2016. The shares were valued at $1.14 per share, or $142,500.

On October 1, 2015, the Company issued 30,000 shares of its common stock to Rubakh as compensation. The shares were valued at $1.42 per share, or $.

On November 1, 2015, the Company issued 30,000 shares of its common stock to Rubakh as compensation. The shares were valued at $0.9999 per share, or $.

On December 1, 2015, the Company issued 30,000 shares of its common stock to Rubakh as compensation. The shares were valued at $0.62 per share, or $.

On January 1, 2016, the Company issued 30,000 shares of its common stock to Rubakh as compensation. The shares were valued at $0.47 per share, or $.

On January 2, 2016, the Company issued to Johnny Falcones (“Falcones”), an employee of the Company, warrants to purchase 3,000,000 shares of common stock of the Company, with an exercise price of $0.74. The Company recorded an expense of $1,149,000. On April 6, 2016, the warrants were cancelled.

On January 2, 2016, the Company issued to Rubakh, warrants to purchase 3,000,000 shares of common stock of the Company, with an exercise price of $0.74. The Company recorded an expense of $1,149,000.

On February 1, 2016, the Company issued 30,000 shares of its common stock to Rubakh as compensation. The shares were valued at $0.5099 per share, or $15,297.

On March 1, 2016, the Company issued 30,000 shares of its common stock to Rubakh as compensation. The shares were valued at $0.49 per share, or $14,700.

On March 15, 2016, the Company issued 242,424 shares of its common stock to Sophia Rubakh, a relative of Rubakh, as compensation. The shares were issued with a value of $0.21 per share, or $50,909.

On April 25, 2016, the Company issued 500,000 shares of its common stock to Johnny Falcones, a director, as compensation. The shares were valued at $0.21 per share, or $105,000.

On April 26, 2016, the Company issued 60,000 shares of its common stock to Rubakh as compensation. The shares were valued at $0.21 per share, or $12,600.

On June 27, 2016, the Company issued 2,712,133 shares of its common stock to Rubakh upon the conversion of a promissory note valued at $81,364. The shares were valued at $0.14 whereas the conversion price was $0.03 per share.

On June 30, 2016, the Company authorized the issuance of 360,000 shares of its common stock to Rubakh as compensation. The shares were valued at $0.39 per share, or $139,857.

On July 1, 2016, the Company authorized the issuance of 30,000 shares of its Series B preferred stock to Rubakh as compensation. The shares are convertible into common stock at a ratio of 1 for 100. The common stock was valued at $0.125 per share, therefore, on a diluted basis, the shares were valued at $375,000.

The issuances to our Chief Executive Officer are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provision of Regulation D promulgated by the SEC under the Securities Act.

Penny Stock

Our common stock is considered "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

•	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

•

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

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

Overview and Recent Developments

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

The Company develops and markets B2B & B2C on-demand mobile platform, designed to connect health care providers and consumers to a network of medical transport companies throughout the United States and Canada and, on the internet and through mobile applications, and plans to provide specialized online marketing solutions for these businesses that boost customer awareness and merchant visibility on the internet and through mobile applications.

On April 6, 2016 we completed the sale of our subsidiary Viva Entertainment Group, Inc. (“Viva Entertainment”) to Black River Petroleum Corp., a Nevada publicly-traded company (“Black River”), at a closing where, in exchange for all sale of all of the outstanding shares of Viva Entertainment, Black River issued to the Company its 10% promissory note in the principal amount of $100,000, due September 30, 2016. In connection with the sale, Viva Entertainment’s Chief Executive Officer, Johnny Falcones (“Falcones”), a member of our Board of Directors, resigned from all positions at our Company and was elected as the sole director and President and Chief Executive Officer of Black River, to manage the development and marketing of Viva Entertainment’s over the top (IPTV/OTT) application for connected TV’s, desktop computers, tablets, and smart phones.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales and expect to start bring in revenue toward the end of the 2016 calendar year. Revenues to date have been generated substantially from the now discontinued Ambulance services. Since our inception through June 30, 2016, we have generated approximately $1.1 million in revenue. We have since discontinued these services and are focusing on new revenue sources.

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

To fund future operations, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all.

COMPARISON OF THE YEAR ENDED JUNE 30, 2016 COMPARED TO THE YEAR ENDED JUNE 30, 2015

Results of Operations

Revenue. For the year ended June 30, 2016, our revenue was $0, compared to $0 for the transitional period January 1, 2015 through June 30, 2015.

Operating Expenses:

Direct costs of Revenue. For the year ended June 30, 2016, direct costs of revenue were $0 compared to $0 for the transitional period January 1, 2015 through June 30, 2015.

General and Administrative Expenses. For the year ended June 30, 2016, general and administrative expenses were $3,474,016 compared to $297,399 for the transitional period January 1, 2015 through June 30, 2015. The increase was primarily due to stock-based compensation of $3,049,503 for the year ended June 30, 2016.

Net Loss. We generated net losses of $5,030,583 for the year ended June 30, 2016, compared to $325,284 for the transitional period January 1, 2015 through June 30, 2015. The increase was primarily due to stock-based compensation of $3,049,503, the change in the fair value of embedded conversion options, $1,056,145, and the amortization of the beneficial conversion feature, $441,240.

LIQUIDITY

General. At June 30, 2016, we had cash and cash equivalents of $1,974. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans, and proceeds from loans from related parties. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $478,013 for the year ended June 30, 2016, and we used cash in operations of $97,851 during the transitional period January 1, 2015 through June 30, 2015. The principal elements of cash flow from operations for the year ended June 30, 2016, included a net loss of $5,030,583.

Cash used in investing activities during the year ended June 30, 2016, was $0 compared to $8,703 provided by investing activities during the transitional period January 1, 2015 through June 30, 2015.

Cash generated in our financing activities was $434,144 for the year ended June 30, 2016, compared to cash generated of $152,229 during the transitional period January 1, 2015 through June 30, 2015.

As of June 30, 2016, current liabilities exceeded current assets by 586.7 times. Current assets decreased from $45,843 at June 30, 2015 to $2,540 at June 30, 2016, whereas current liabilities increased from $180,782 at June 30, 2015, to $1,490,174 at June 30, 2016.

		For the
		Transitional
		Period
	For the	January 1, 2015
	Year Ended	through
	June 30, 2016	June 30, 2015
Cash used in operating activities	$(478,013)	$(97,851)
Cash used in investing activities	-	(8,703)
Cash provided by financing activities	434,144	152,229

Net changes to cash	$(43,869)	$45,675

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $0 and net losses of $5,030,583 for the year ended June 30, 2016, compared to sales of $0 and net losses of $325,284 for the transitional period January 1, 2015 through June 30, 2015. The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $1,487,634, $1,482,063 and $5,159,757, respectively, at June 30, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrant and beneficial conversion feature debt discounts, valuation of share-based payments and the valuation allowance on deferred tax assets.

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2016 and 2015.

Derivatives. The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

Impairment of Long-Lived Assets. The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments and Fair Value Measurements. The Company measures their financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses escrow liability and short-term loans the carrying amounts approximate fair value due to their short maturities.

We have adopted accounting guidance for financial and non-financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Revenue Recognition. The Company recognizes revenue for our services in accordance with ASC 605-10, "Revenue Recognition in Financial Statements." Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has five primary revenue streams as follows:

•	Consulting services.

•	Advertising services.

•	Branding, marketing and selling products for companies.

•	Educational seminars.

•	Selling branded products.

Stock-Based Compensation. The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under Item 7A is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Set forth below a list of our audited financial statements included in this Annual Report on Form 10-K and their location in this report.

Leigh J. Kremer, CPA

Certified Public Accountant

Member NJCPA, PCAOB

Phone (732) 747-6565

95 Locust Avenue

Red Bank, NJ 07701

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of EMS Find, Inc.

We have audited the accompanying consolidated balance sheets of EMS Find, Inc. as of June 30, 2016, and the related consolidated statements of operations, consolidated shareholders' equity, and consolidated cash flows for the year ended June 30, 2016. The consolidated financial statements for the year ended June 30, 2015 were audited by another auditor. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designed audit procedures, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMS Find, Inc. as of June 30, 2016, and the results of its operations and its cash flows for the year in the period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Leigh J. Kremer, CPA

Red Bank, N.J.

September 27, 2016

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at June 30, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

September 28, 2015

EMS Find, Inc.

and Subsidiary

Consolidated Balance Sheets

June 30,

	2016	2015

ASSETS
Current assets
Cash	$1,974	$45,843
Other receivable	566	-
Total current assets	2,540	45,843

Other assets
Fixed assets, net	-	1,353
Fixed assets held for sale, net	4,870	27,080
Deposits	700	-
Total other assets	5,570	28,433

Total assets	$8,111	$74,276

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Notes payable	$-	$31,222
Convertible notes payable, net of discounts	188,131	-
Accounts payable	13,916	20,545
Due to related party	31,476	129,015
Accrued expenses	36,543	-
Checks written in excess of cash balance	11,695	-
Derivative liability	1,208,414	-
Total current liabilities	1,490,174	180,782

Total liabilities	1,490,174	180,782

Stockholders' deficit

Series A preferred stock, $0.001 par value, (20,000,000 shares authorized, 500,000 and 1,000,000 shares issued and outstanding as of June 30, 2016 and 2015, respectively)	500	1,000
Series B preferred stock, $0.001 par value, (500,000 shares authorized, 0 and 0 shares issued and outstanding as of June 30, 2016 and 2015, respectively)	-	-
Common stock, $0.001 par value, (100,000,000 shares authorized 32,711,272 and 28,484,535 shares issued, issuable and outstanding as of June 30, 2016 and 2015, respectively)	32,711	28,485
Additional paid in capital	3,644,483	(6,817)
Accumulated deficit	(5,159,757)	(129,174)
Total stockholders' deficit	(1,482,063)	(106,506)

Total liabilities and stockholders' deficit	$8,111	$74,276

See accompanying notes to consolidated financial statements.

EMS FIND, INC.

and Subsidiary

Consolidated Statements of Operations

		For the
		Transitional
		Period
	For the	January 1, 2015
	Year Ended	through
	June 30, 2016	June 30, 2015
Revenues

Gross sales	$-	$-
Cost of goods sold	-	-

Gross profit	-	-

General and administrative expenses
Consulting fees	64,988	63,600
Professional fees	62,075	28,771
Executive compensation	34,756	152,071
Stock-based compensation	3,049,503	-
Research and development	120,197	10,287
Payroll Expense	56,381	13,293
General & administrative	72,827	24,680
Rent	9,500	4,650
Depreciation and amortization	47	47

Total general and administrative expenses	3,470,273	297,399

Loss from operations	(3,470,273)	(297,399)

Other income (expense)
Amortization of beneficial conversion feature	(441,240)	-
Amortization of original issue discount	(23,668)	-
Change in FV of embedded conversion options	(1,056,145)	-
Loss on sale of fixed assets	(22,855)	-
Debt forgiveness	-	-
Other income	-	302
Interest expense	(12,658)	(822)

Total other income (expense)	(1,556,566)	(520)

Discontinued operations
Loss from discontinued operations	(3,743)	(6,068)
Loss on classification as held for sale	-	(21,297)

Total discontinued operations	(3,743)	(27,365)

Net loss	$(5,030,583)	$(325,284)

Basic and diluted loss per share - income from continuing operations	$(0.17)	$(0.01)
Basic and diluted loss per share - discontinued operations	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	29,215,122	28,334,535

See accompanying notes to consolidated financial statements.

EMS FIND, INC.

and Subsidiary

Consolidated Statement of Changes in Stockholders' Deficit

For The Years  Ended June 30, 2016 and 2015

	Series A		Series B						Additional
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Issuable	Issuable	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2014	1,000,000	$1,000	-	$-	-	$-	28,334,535	$28,335	$(201,967)	$215,253	$42,621

Share issuance for consulting fees							30,000	30	63,570		63,600
Accrued stock compensation for officer					120,000	120			131,580		131,700
Net loss for the period ended June 30, 2015										(344,427)	(344,427)
Balance, June 30, 2015	1,000,000	$1,000	-	$-	120,000	$120	28,364,535	$28,365	$(6,817)	$(129,174)	$(106,506)

Sale of common stock							48,245	48	54,952		55,000
Issuance of common stock for notes payable							238,935	239	260,242		260,481
Share issuance to officer for compensation					60,000	60	300,000	300	488,757		489,117
Issuance of issuable common stock					(120,000)	(120)	120,000	120			-
Derivative liability, net									38,673		38,673
Consolidation adjustment									(209,672)		(209,672)
Cancelled preferred stock	(500,000)	(500)							500		-
Conversion of debt into common stock							2,712,133	2,712	376,986		379,698
Issuance of common stock for services to related party							242,424	242	50,667		50,909
Issuance of common stock for services							625,000	625	281,875		282,500
Issuance of warrants for common stock									2,308,320		2,308,320
Net loss for the period ended June 30, 2016										(5,030,583)	(5,030,583)
Balance, June 30, 2016	500,000	$500	-	$-	60,000	$60	32,651,272	$32,651	$3,644,483	$(5,159,757)	$(1,482,063)

See accompanying notes to consolidated financial statements.

EMS FIND, INC.

and Subsidiary

Consolidated Statements of Cash Flows

		For the
		Transitional
		Period
	For the	January 1, 2015
	Year Ended	through
	June 30, 2016	June 30, 2015
Cash flows from operating activities
Net loss	$(5,030,583)	$(325,284)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization expense	47	47
Stock-based compensation	3,049,503	63,600
Amortization of beneficial conversion feature	441,240	-
Amortization of original issue discount	23,668	-
Change in FV of embedded conversion options	1,056,145	-
Loss on sale of fixed assets	22,855	-
Financing fees related to notes payable	12,000	-
Fixed asset write down	-	8,200
Discontinued operations	3,743	6,511
Changes in assets and liabilities:
Accounts receivable	-	7,100
Deposits	(700)	-
Accounts payable	(6,630)	9,453
Due to related party	(97,539)	-
Accrued expenses	36,543	822
Checks written in excess of cash balance	11,695
Shares payable	-	131,700

Net cash used in operating activities	(478,013)	(97,851)

Cash flows provided by (used in)investing activities
Disposal of assets	-	13,097
Fixed assets	-	(21,800)

Net cash provided by (used in) investing activities	-	(8,703)

Cash flows from financing activities
Proceeds from sale of common stock	55,000	-
Proceeds from related party	178,644	-
Proceeds received from notes payable	200,500	152,229

Net cash provided by financing activities	434,144	152,229

Net increase (decrease) in cash	(43,869)	45,675

Cash at beginning of period	45,843	168

Cash at end of period	$1,974	$45,843

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Shares issued for notes	$260,480	$-
Issuance of common stock for related party payable	$210,000	$-
Shares issued for consulting fees	$-	$63,600
Cancellation of preferred stock	$(500)	$-

See accompanying notes to consolidated financial statements.

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

EMS Find, Inc. (the "Company," "we," "our," or "EMS Find") was incorporated in the State of Nevada on March 22, 2011, under the name of Lightcollar, Inc. On March 20, 2015, the Company amended its articles of incorporation and changed its name from Lightcollar, Inc. to EMS Find, Inc.

On December 23, 2014, the Company authorized a forward split (the "Forward Split") of its issued and authorized common shares, whereby every one (1) old share of common stock was exchanged for five (5) new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock was increased from five million six hundred fifty thousand (5,650,000) common shares prior to the Forward Split to twenty-eight million two hundred fifty thousand (28,250,000) common shares following the Forward Split. Fractional shares were rounded upward.

On March 10, 2015, the Company, with the approval of a majority vote of its shareholders filed a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company's Series A preferred stock (the "Series A Designation" and the "Series A Preferred Stock"). The terms of the Certificate of Designation of the Series A Preferred Stock, which was filed with the State of Nevada on March 12, 2015, include the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of Series A Preferred Stock, Series A Preferred Stock shares are not convertible into shares of our common stock.

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

On March 23, 2015, the Company issued 50,000 shares of Series A Preferred Stock in consideration for services on the Company's Board of Directors.

On March 31, 2015, the Company issued 450,000 shares of Series A Preferred Stock in consideration for services on the Company's Board of Directors.

On March 31, 2015, the Company signed the share exchange agreement with EMS Factory, Inc. ("EMS Factory"), a company incorporated under the laws of the State of Pennsylvania, and the shareholder of EMS Factory (the "Selling Shareholder") pursuant to a share exchange agreement by and among the Company, EMS Factory and the Selling Shareholder. The Company acquired 100% of the issued and outstanding securities of EMS Factory in exchange for the issuance of 10,000,000 shares of the Company's restricted Common Stock, par value $0.001 per share and 500,000 shares of the Company's Series A Preferred Stock, par value $0.001. The Company also has an agreement with an investor to fund $300,000 over the next one hundred and twenty days, to support the continued development and commercialization of EMS Factory's technology, in the following manner:

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

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

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

On October 21, 2015, the Company formed Viva Entertainment Group, Inc. ("Viva Entertainment," a Delaware corporation, as a wholly-owned subsidiary. The Company was formed to manage the development and marketing of it's over the top ("IPTV/OTT") application for connected TVs, desktop computers, tablets and smart phones. The IPTV/OTT streamlining platform is designed to be used in homes, offices or during travel, where users may pay and watch what entertainment they choose based on a subscription or on a pay per view basis. On April 6, 2016, the Company sold Viva Entertainment to Black River Petroleum Corp. ("Black River," see Notes 5 and 7).

On December 21, 2015, the Company, with the approval of a majority vote of its shareholders filed a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company's Series B Preferred Stock (the "Series B Designation" and the "Series B Preferred Stock"). The terms of the Certificate of Designation of the Series B Preferred Stock, which was filed with the State of Nevada on December 21, 2015, include the right to vote in aggregate, on all shareholder matters equal to one vote per share of Series B Preferred Stock, Series B Preferred Stock shares is convertible into shares of our common stock at a rate of one share of Series B Preferred Stock for one hundred (100) shares of common stock.

Nature of Business

The Company transitioned its operations from acting as a licensed ambulance provider to providing medical transportation information and acting as an intermediary coordinating dispatch services for providers, patients and medical transport companies. The Company is designing, developing, marketing, and operating software assets mainly in on-demand mobile healthcare sector.

Basis of Presentation

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America.

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

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had cash balances of $1,974 and $45,843 as of June 30, 2016 and 2015, respectively.

Property and Equipment

Property and equipment consists of Ambulances and medical equipment and are stated at cost. Ambulance and Medical equipment are depreciated using the straight-line method over the estimated service life of five years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

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

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

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

Income Taxes

Beginning September 1, 2009, the Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2016, tax year 2015 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

Effective September 1, 2009, the Company adopted ASC 740-10, “Definition of Settlement in FASB Interpretation No. 48,” (“ASC 740-10”), which was issued on May 2, 2007. ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10. ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of ASC 740-10 did not have an impact on the accompanying financial statements.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, "Earnings Per Share," basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share consist of convertible notes convertible into 928,402 common shares. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 6).

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these unaudited financial statements. The accounting pronouncements and updates issued subsequent to the date of these audited financial statements that were considered significant by management were evaluated for the potential effect on these audited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these audited financial statements as presented and does not anticipate the need for any future restatement of these audited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2016 through the date these audited financial statements were issued.

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

NOTE 2 – GOING CONCERN

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of June 30, 2016 of $1,487,634, and used cash in operations of $478,013 and $97,851 for the years ended June 30, 2016 and 2015, respectively. In addition, as of June 30, 2016, the Company had an accumulated deficit of $5,159,757. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 14, 2016, there were no pending or threatened lawsuits.

Lease Commitment

Our business offices are located in Huntingdon Valley, Pennsylvania, pursuant to a lease that expires September 1, 2016. The Company will maintain the lease on a monthly basis.

Rent expense for the year ended June 30, 2016 was $9,500.

NOTE 4 – PROPERTY AND EQUIPMENT

At June 30, 2016 and 2015, equipment consisted of the following:

	June 30,	June 30,
	2016	2015
Furniture and Equipment	$-	$1,400
Less: Accumulated depreciation		(47)
Total equipment, net	$-	$1,353

Depreciation and amortization expense for the years ended June 30, 2016 and 2015 was $47 and $47 respectively.

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

Assets held for Sale

	June 30,	June 30,
	2016	2015
Assets held for sale	$13,246	$47,555
Less: Accumulated depreciation	(8,376)	(20,475)
Total equipment, net	$4,870	$27,080

Depreciation and amortization expense for the years ended June 30, 2016 and 2015 was $47 and $3,512 respectively. After the merger in March 2015, the Company discontinued all of its ambulance services. The Company wrote down $8,200 as of June 30, 2015 for its assets held for sale and took a loss of $13,097 on a sale of three of its vehicles it used for its medical transportation business. On March 28, 2016, the Company sold various assets valued at $35,521, net of accumulated depreciation, for $23,422. With the fees associated with the sale, the Company recorded a loss on the sale of $22,855.

NOTE 5 – RELATED PARTY TRANSACTIONS

In April 2015, the Company entered a month-to-month lease agreement for an office space for $1,250 per month owned by a relative of Steve Rubakh (“Rubakh”), an officer and director of the Company. The lease was terminated on August 30, 2015.

On August 5, 2015, Shang Fei resigned from the Company as a board member and surrendered his 500,000 shares of Series A Preferred Stock which the company had issued to him in March 2015. Mr. Shang Fei also has provided the Company with $260,000 of capital of which $210,000 and a prior loan for expenses of $19,095 was converted into 212,050 shares of common stock.

On September 25, 2015, the Company authorized the issuance of 125,000 shares of common stock as part of an agreement with Daniel Grillo (“Grillo”), a director of the Company, for services from September 25, 2015 through March 31, 2016. The shares are amortized over the period of the agreement. See Note 7.

On October 28, 2015, Viva Entertainment, a subsidiary of the Company, entered into an employment agreement with Johnny Falcones (“Falcones”), for the period October 28, 2015 through December 31, 2018. Falcones was issued on January 2, 2016, warrants to purchase 3,000,000 shares of common stock of the Company, with an exercise price of $0.74. Additionally, Falcones would receive three year warrants to purchase up to 5% of the common stock of Viva Entertainment, at an exercise price of $0.50, which are exercisable in the event that Viva Entertainment is spun out of the Company. Furthermore, Falcones was to receive 375,000 shares of common stock of the Company on a monthly basis, starting on February 1, 2016, for a period of four months, for an aggregate total of 1,500,000 shares of common stock of the Company. On April 6, 2016, as part of the sale of Viva Entertainment, these warrants held by Falcones were cancelled and his employment agreement terminated. See Notes 1 and 7.

On January 2, 2016, the Company issued 3,000,000 warrants for common stock of the Company to Rubakh as a compensation incentive. The warrants mature on January 2, 2021. The exercise price is $0.74 and the warrant has a cashless exercise option. The common stock of the Company current price on the date of issuance was $0.47. The warrants were valued at $0.383 using a Black-Scholes calculation. The Company recorded an expense of $1,149,000. See Note 7.

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

On January 2, 2016, the Company issued 3,000,000 warrants for common stock of the Company to Falcones as a compensation incentive. The warrants mature on January 2, 2021. The exercise price was $0.74 and the warrant had a cashless exercise option. The common stock of the Company current price on the date of the issuance was $0.47. The warrants were value at $0.383 using a Black-Scholes calculation. The Company recorded an expense of $1,149,000. See Note 7. As part of the April 6, 2016 sale of Viva Entertainment (see Notes 1 and 7), these warrants were cancelled effective the date of issuance.

On March 15, 2016, the Company issued 242,424 shares of common stock to Sophia Rubakh, a relative of Rubakh, in consideration of various consulting administrative and marketing services provided to the Company. The shares were issued with a value of $0.21, or $50,909. See Note 7.

On June 1, 2016, the Company entered into a convertible promissory note with Rubakh, converting $81,364 of payables to Rubakh into the note. The note is non-interest bearing and matures on December 1, 2016. The note has a conversion rate of $0.03 per share. The closing price of the Company’s common stock on the previous day was $0.08. On June 27, 2017, Rubakh converted the principal of $81,364 into 2,712,133 shares of common stock. The conversion resulted in a loss of $298,335. Additionally, beneficial conversion feature expense of $61,134 had been recorded as of the date of conversion. See Notes 6 and 7.

On June 27, 2016, Rubakh converted his convertible promissory note in the amount of $81,364 into 2,712,133 shares of common stock. The conversion price was $0.03 whereas the current stock price was $0.14 therefore, a loss of $298,335 was recorded. See Notes 6 and 7.

For the year ended June 30, 2016, the Company authorized the issuance of 360,000 shares of common stock as part of Rubakh's compensation package. Stock-based compensation of $139,857 was recorded. See Note 7.

On July 1, 2016, the Board of Directors of the Company agreed with Rubakh to reduce his compensation to $75,000 per year and to terminate the monthly issuance of 30,000 shares of common stock and in exchange, Rubakh will receive 30,000 shares of Series B Preferred Stock on a quarterly basis. The initial issuance effective for the period April 1, 2016 through June 30, 2016 was issued on August 29, 2016, and the second issuance for the period July 1, 2016 through September 30, 2016 was issued on September 1, 2016.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, NET OF DISCOUNTS

Notes payable and convertible notes payable, all classified as current at June 30, 2016 and 2015, consist of the following:

Notes and convertible notes, net of discounts

	June 30, 2016				June 30, 2015
							Principal
			Original	Principal,			and
		Debt	Issue	net of		Accrued	Accrued
	Principal	Discounts	Discount	Discounts	Principal	Interest	Interest

Green Construction	$-	$-	$-	$-	$30,400	$822	$31,222
LG Capital Funding, LLC	125,000	(13,905)	(5,840)	105,255	-	-	-
LG Capital Funding, LLC	125,000	(34,132)	(7,992)	82,876	-	-	-

Total	$250,000	$(48,037)	$(13,832)	$188,131	$30,400	$822	$31,222

On March 23, 2015, the Company issued a note to Green Construction for $30,400 with 10% interest per annum, as of June 30, 2015 the note had accrued interest of $822. The note was due on October 15, 2015. On July 30, 2015, the Company issued 26,885 shares of common stock to satisfy this debt.

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

On October 22, 2015, the Company entered into a Securities Purchase Agreement ("Purchase Agreement"), dated as of October 22, 2015, with LG Capital Funding, LLC ("LG"), pursuant to which the Company sold LG a convertible note in the principal amount of $125,000 (the first of four such Convertible Notes each in the principal amount of $125,000 provided for under the Purchase Agreement), bearing interest at the rate of 8% per annum (the "Convertible Note"). Each of the Convertible Notes issuable under the Purchase Agreement provides for a 15% original issue discount ("OID"), such that the purchase price for each Convertible Note is $106,250, and at each closing LG is entitled to be paid $6,000 for legal and other expenses. The Convertible Note provides LG the right to convert the outstanding balance, including accrued and unpaid interest, of such Convertible Note into shares of the Company's common stock at a price ("Conversion Price") for each share of common stock equal to 80% of the lowest trading price of the common stock as reported on the National Quotations Bureau for the OTCQB exchange on which the Company's shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. The Convertible Note is payable, along with interest thereon, on October 22, 2016. As of June 30, 2016, $6,904 of interest has been accrued. The convertible note has an OID of 15%, which was recorded at $18,750 of which $12,910 was amortized as of June 30, 2016. The Company recorded a debt discount of $44,643 which, as of June 30, 2016, $30,738 has been amortized. The Company has recorded a derivative liability of $573,157 as of June 30, 2016. On April 20, 2016, the Company issued 60,000 warrants for common stock of the Company to LG. The issuance was related to the Purchase Agreement dated October 22, 2015 (see Note 7). The warrants expire on April 20, 2019. The exercise price is $0.25 and the warrant has a cashless exercise option. On August 3, 2016, LG converted $5,000 of principal of the October 22, 2015 convertible promissory note into 250,000 shares of common stock. The conversion price, based on a 50% discount, was $0.02. On August 8, 2016, LG converted $10,000 of principal of the October 22, 2015 convertible promissory note (see Note 6) into 500,000 shares of common stock. The conversion price, based on a 50% discount, was $0.02. On September 12, 2016, LG converted $8,500 of principal of the October 22, 2015 convertible promissory note (see Note 6) into 680,000 shares of common stock. The conversion price, based on a 50% discount, was $0.0125. A loss on the conversions will be recorded accordingly. See Note 12.

On December 3, 2015, the Company issued the second convertible note to LG, as discussed, for $125,000. As of June 30, 2016, $5,753 of interest has been accrued. The Company has recorded an OID of 15%, which was recorded at $18,750 of which $10,758 was amortized as of June 30, 2016. The Company recorded a debt discount of $85,165 which, as of June 30, 2016, $48,865 has been amortized. The Company has recorded a derivative liability of $635,258 as of June 30, 2016.

On June 1, 2016, the Company entered into a convertible promissory note with Rubakh, converting $81,364 of payables to Rubakh into the note. The note is non-interest bearing and matures on December 1, 2016. The note has a conversion rate of $0.03 per share. The closing price of the Company’s common stock on the previous day was $0.08. On June 27, 2017, Rubakh converted the principal of $81,364 into 2,712,133 shares of common stock. The conversion resulted in a loss of $298,335. Additionally, beneficial conversion feature expense of $61,134 had been recorded as of the date of conversion. See Notes 5 and 7.

NOTE 7 – STOCKHOLDERS' DEFICIT

Preferred Stock

Series A Preferred Stock

On March 10, 2015, the Company, with the approval of a majority vote of its Board of Directors approved the filing of a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company's Series A preferred stock (the "Series A Designation" and the "Series A Preferred Stock"). The terms of the Certificate of Designation of the Series A Preferred Stock, which was filed with the State of Nevada on March 12, 2015, include the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of Series A Preferred Stock and each Series A Preferred Stock share are not convertible into shares of our common stock.

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

The Company has 1,000,000 shares of Series A Preferred Stock authorized.

On March 23, 2015, the Company issued 50,000 shares of Series A Preferred Stock in consideration for services on the Company's Board of Directors.

On March 31, 2015, the Company issued 450,000 shares of Series A Preferred Stock in consideration for services on the Company's Board of Directors.

On March 31, 2015, the Company issued 500,000 shares of Series A Preferred Stock as part of the share exchange agreement with EMS Factory, Inc.

On August 5, 2015, Shang Fei resigned from the Company as a board member and surrendered his 500,000 shares of Series A Preferred Stock which the company had issued to him in March 2015. Mr. Shang Fei also has provided the Company with $260,000 of capital of which $210,000 and a prior loan for expenses of $19,095 was converted into 212,050 shares of common stock.

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

On July 1, 2016, the Board of Directors of the Company agreed with Rubakh to reduce his compensation to $75,000 per year and to terminate the monthly issuance of 30,000 shares of common stock and in exchange, Rubakh will receive 30,000 shares of Series B Preferred Stock on a quarterly basis with the initial issuance effective for the period April 1, 2016 through June 30, 2016 were issued on August 29, 2016, and the second issuance for the period July 1, 2016 through September 30, 2016 were issued on September 1, 2016. See Note 12.

Common Stock

On July 22, 2015, the Company sold 48,245 shares of common stock for $55,000.

On July 30, 2015, the Company issued 26,885 shares of common stock for debt converted of $31,465. The balance of $115 was forgiven.

On August 5, 2015, Shang Fei resigned from the Company as a board member and surrendered his 500,000 shares of Series A Preferred Stock which the company had issued to him in March 2015. Mr. Shang Fei also has provided the Company with $260,000 of capital of which $210,000 and a prior loan for expenses of $19,095 was converted into common stock. On August 6, 2015, the Company issued 17,606 shares of common stock for debt converted of $19,015 and 194,444 shares of common stock for debt converted of $210,000, for a total of 212,050 shares of common stock. See Note 5.

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

On September 25, 2015, the Company authorized the issuance of 125,000 shares of common stock as part of an agreement with Grillo, a director of the Company, for services from September 25, 2015 through March 31, 2016. The shares are amortized over the period of the agreement. See Note 5.

On March 15, 2016, the Company issued 242,424 shares of common stock to Sophia Rubakh, a relative of Rubakh, in consideration of various consulting administrative and marketing services provided to the Company. The shares were issued with a value of $0.21, or $50,909. See Note 5.

On April 25, 2016, the Company issued 500,000 shares of common stock to Falcones as compensation for his services. The shares were issued with a value of $0.21 or $105,000.

On June 27, 2016, Rubakh converted his convertible promissory note in the amount of $81,364 into 2,712,133 shares of common stock. The conversion price was $0.03 whereas the current stock price was $0.14 therefore, a loss of $298,335 was recorded. See Notes 5 and 6.

For the year ended June 30, 2016, the Company authorized the issuance of 360,000 shares of common stock as part of Rubakh's compensation package. Stock-based compensation of $139,857 was recorded. See Note 5.

Stock Warrants

The Company has granted warrants to officers and directors. Warrant activity for officers and directors for the year ended June 30, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Terms	Value

Outstanding at June 30, 2015		$-

Granted	6,000,000	$0.74
Forfeited	(3,000,000)	$0.74
Exercised		$-

Outstanding at June 30, 2016	3,000,000	$0.74	4.51	$-

Exercisable at June 30, 2016	3,000,000	$0.74

Weighted Average Grant Date Fair Value		$0.74

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

On January 2, 2016, the Company issued 3,000,000 warrants for common stock of the Company to Rubakh as a compensation incentive. The warrants mature on January 2, 2021. The exercise price is $0.74 and the warrant has a cashless exercise option. The common stock of the Company current price on the date of issuance was $0.47. The warrants were valued at $0.383 using a Black-Scholes calculation. The Company recorded an expense of $1,149,000. See Note 5.

 On January 2, 2016, the Company issued 3,000,000 warrants for common stock of the Company to Falcones as a compensation incentive. The warrants mature on January 2, 2021. The exercise price is $0.74 and the warrant has a cashless exercise option. The Company recorded an expense of $1,149,000 (see Note 5). As part of the April 6, 2016 sale of Viva Entertainment (see Notes 1, 3 and 8), these warrants were cancelled effective the date of issuance, therefore there were no expenses recorded related to the issuance.

The Company has granted warrants to non-employees. Warrant activity for non-employees for the year ended June 30, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Terms	Value

Outstanding at June 30, 2015		$-

Granted	60,000	$0.25
Forfeited		$-
Exercised		$-

Outstanding at June 30, 2016	60,000	$0.25	2.81	$-

Exercisable at June 30, 2016		$0.25

Weighted Average Grant Date Fair Value		$0.25

On April 20, 2016, the Company issued 60,000 warrants for common stock of the Company to LG. The issuance was related to the Purchase Agreement dated October 22, 2015 (see Note 6). The warrants expire on April 20, 2019. The exercise price is $0.25 and the warrants have a cashless exercise option. The Company recorded an expense of $10,320.

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

NOTE 8 – DISCONTINUED OPERATIONS

As of the second quarter of 2015, the subsidiary, EMS Factory, Inc. discontinued operations which is reflected in the consolidated statements of income and consolidated statements of cash flows. Assets classified as held for sale are reported in the consolidated balance sheet. The Company will sell the remainder if the fixed assets and currently has no cost associated to the assets. The Company reported a loss of $3,743 and income of $79,935 during the period ending June 30, 2016 and 2015, respectively.

Reconciliation of the Items Constituting Profit and (Loss)

from Discontinued Operations

	June 30,	June 30,
	2016	2015
Revenues	$-	$128,263
Cost of sales	-	83,003
General and administrative	3,743	93,318
Depreciation and amortization	-	10,580
Debt forgiveness	-	13,097
Loss on disposal of assets	-	8,200
	$(3,743)	$(79,935)

Note: The June 30, 2015 column is unaudited.

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

NOTE 9 – CHANGE IN ACCOUNTING YEAR

The Company changed its fiscal year from December 31 to June 30 and filed a Form 10-KT for the transitional period January 1, 2015 through June 30, 2016. The Company has prepared unaudited financial statements for the twelve months ended June 30, 2015 as shown below:

Revenues

Gross sales	$-
Cost of goods sold	-

Gross profit	-

General and administrative expenses
Consulting fees	-
Professional fees	113,741
Executive compensation	131,700
Stock-based compensation
Research and development
Payroll Expense
General & administrative	15,602
Rent	3,750

Total general and administrative expenses	264,793

Loss from operations	(264,793)

Other income (expense)
Debt forgiveness	301

Total other income (expense)	301

Discontinued operations
Income from discontinued operations	(79,935)

Total discontinued operations	(79,935)

Net loss	$(344,427)

Basic and diluted income (loss) per share - income from continuing operations	$(0.01)
Basic and diluted earnings (loss) per share - discontinued operations	$(0.00)

Weighted average number of common shares outstanding	28,334,535

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

NOTE 10 – INCOME TAX

For the fiscal year 2015 and 2014, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of June 30, 2016 and 2015, the Company has net operating loss carry forwards of $185,141 and $139,610, respectively. The carry forwards expire through the year 2034. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	For the Years Ended
	June 30,
	2016	2015

Tax expense (benefit) at the statutory rate	$(1,710,398)	$(117,105)
State income taxes, net of federal income tax benefit	(29,844)	(22,505)
Non-deductible items	1,555,101	-
Change in valuation allowance	185,141	139,610

Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2011 through 2016 remain open to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at June 30, 2016 and 2015, respectively, are as follows:

	June 30,
	2016	2015

Deferred tax assets:
Net operating loss carryforward	$185,141	$139,610
Stock options	-	-
Total gross deferred tax assets	185,141	139,610
Less: Deferred tax asset valuation allowance	(185,141)	(139,610)
Total net deferred tax assets	-	-

Deferred tax liabilities:
Depreciation	-	-
Total deferred tax liabilities	-	-

Total net deferred taxes	$-	$-

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2016 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $185,141 and $139,610 as of June 30, 2016 and 2015, respectively.

NOTE 11 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of June 30, 2016. There have been no losses in these accounts through June 30, 2016.

Concentration of Supplier

The Company does not rely on any particular suppliers for its services.

Concentration of Intellectual Property

In July 2016, the Company has retained a law firm to file a Provisional Patent for our on-demand medical transportation platform. On June 15, 2015, the application for the Provisional Patent was submitted to United States Patent and Trademark Office (“USPTO”) by MSF. On June 17, 2016, the application for a Utility Patent was submitted to the USPTO. The application serial number that was assigned is No: 15/185,395.

NOTE 12 – SUBSEQUENT EVENTS

On July 1, 2016, the Board of Directors of the Company agreed with Rubakh to reduce his compensation to $75,000 per year and to terminate the monthly issuance of 30,000 shares of common stock and in exchange, Rubakh will receive 30,000 shares of Series B Preferred Stock on a quarterly basis with the initial issuance effective for the period April 1, 2016 through June 30, 2016 were issued on August 29, 2016, and the second issuance for the period July 1, 2016 through September 30, 2016 were issued on September 1, 2016.

EMS Find, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2016

On July 21, 2016, the Company entered into a convertible promissory note with Old Main Capital, LLC (“Old Main”) for $33,333. The note matures on July 21, 2017 and bears interest at 10%. The convertible promissory note provides for an OID of $3,333, a deduction of $1,250 for Old Main’s legal fees, and $2,500 for Old Main’s legal fees related to the equity purchase agreement. Therefore, the net proceeds to the Company was $26,250. The conversion price is the lower of 65% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date.

On July 25, 2016, the Company entered into an equity purchase agreement with River North Equity, LLC (“River North”) for up to $2,000,000. On July 25, 2016, the Company entered into a convertible promissory note with River North for $40,000. The convertible promissory note has a maturity date of March 29, 2017 and is non-interest bearing. The conversion price is the lower of 65% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date.

On August 3, 2016, LG converted $5,000 of principal of the October 22, 2015 convertible promissory note (see Note 6) into 250,000 shares of common stock. The conversion price, based on a 50% discount, was $0.02. A loss on conversion will be recorded accordingly.

On August 10, 2016, the Company entered into a securities purchase agreement with Global Opportunity Group, LLC (“Global”) for $16,500. The Company received net proceeds of $15,000. Additionally, the Company issued 165,000 warrants for common stock with an exercise price of $0.15 per share. The warrants have a cashless exercise option.

On August 8, 2016, LG converted $10,000 of principal of the October 22, 2015 convertible promissory note (see Note 6) into 500,000 shares of common stock. The conversion price, based on a 50% discount, was $0.02. A loss on conversion will be recorded accordingly.

On August 23, 2016, the Company entered into a securities purchase agreement with EMA Financial, LLC, for $33,000. The Company received net proceeds of $29,700.

On September 12, 2016, LG converted $8,500 of principal of the October 22, 2015 convertible promissory note (see Note 6) into 680,000 shares of common stock. The conversion price, based on a 50% discount, was $0.0125. A loss on conversion will be recorded accordingly.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 29, 2015, the Company, after review and recommendation by its board of directors, dismissed DeCoria Maichel & Teague, P.S. (“DeCoria”) as the Registrant’s independent registered public accounting firm. The resignation was accepted by the Board of Directors of the Company (the “Board”). During the two most recent fiscal years and through the date of this report, there were no (1) disagreements with DeCoria on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused DeCoria to make reference in its reports on the Company’s financial statements for such years to the subject matter of the disagreement, or (2) “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K. The audit reports of DeCoria on the financial statements of the Company, during the periods from March 31, 2011 through December 31, 2014, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports stated there is substantial doubt about the Company’s ability to continue as a going concern.

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

On March 7, 2016, Seale & Beers, CPAs ("Seale & Beers") was dismissed as EMS Find, Inc.'s independent accountant. Seale & Beers' report on our financial statements for the year ended June 30, 2015, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern. Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial review of financial statements of the quarterly periods September 30, 2015 and December 31, 2015, there have been no disagreements with Seale & Beers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Seale & Beers, would have caused them to make reference thereto in their report on the financial statements. Through the interim period from December 31, 2015, to March 7, 2016, (the date of dismissal of the former accountant), there have been no disagreements with Seale & Beers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Seale & Beers would have caused them to make reference thereto in their report on the financial statements. During the interim period through December 31, 2015, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

On March 8, 2016, the Company engaged Green & Company CPA's ("Green") of Tampa, Florida, as its new registered independent public accountant. During the years ended June 30, 2015 and 2014, and prior to March 8, 2016 (the date of the new engagement), we did not consult with Green regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by Green, in either case where written or oral advice provided by Green would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively). The Board of Directors of the Company was advised by letter dated July 26, 2016, of the resignation of Green & Company, CPAs, its independent registered public accounting firm.

On August 2, 2016, the accounting firm of Leigh J. Kremer, CPA was engaged as the Company's new independent registered public accounting firm, to audit the Company’s financial statements for its fiscal year ending June 30, 2016. From the date that Green & Company, CPAs were engaged, March 8, 2016, to the present time, or any other period of time, Green & Company, CPAs did not issue any audit reports on the Company's financial statements. During the Company's most recent fiscal year and the subsequent interim periods thereto, there were no disagreements with Green & Company, CPAs, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Green & Company, CPAs, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements. During the two most recent fiscal years and the interim periods preceding the engagement, the Company has not consulted Leigh J. Kremer, CPA regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of June 30, 2016. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, our management used the 1992 criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties. Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2016.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses as of June 30, 2016:

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

The entire staff consists of one officer. Therefore, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties. Upon receiving adequate financing, the Company plans to increase its controls in these areas by hiring more experienced employees in financial reporting, establishing an audit committee and formally documenting the controls the Company has in place.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and positions of our current executive officers and directors.

Name and Address	Age	Position(s) Held

Steve Rubakh	55	President, CEO, CFO, Secretary, and Director

Biographies of Directors and Executive Officers

Steve Rubakh has been our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and a Director since April 1, 2015. Mr. Rubakh founded EMS Factory, Inc., in 2011, where he oversaw the day to day operations and assisted in building and creating a vision for the company. At the end of 2014, Mr. Rubakh took the company to the next stage by initiating the development of the on-demand mobile application and platform on which the Company strategy is now based. In 2003, he founded Power Sports Factory, Inc., and served as the President until 2010. Prior to founding Power Sports Factory, Mr. Rubakh was the founder of International Parking Concepts specializing in providing services to the hospitality industry. Mr. Rubakh attended both Community College of Philadelphia and Temple University majoring in business administration.

Indemnification of Directors and Officers

Nevada Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Nevada General Corporation Law.

Corporate Governance

Our board of directors has determined that Steve Rubakh is not "independent" within the meaning of the applicable rules of the SEC and The New York Stock Exchange.

Audit Committee

Our Board of Directors plans to establish an Audit Committee, the members of which shall be considered as independent under the standards for independence for audit committee members established by the NYSE. The Audit Committee will operate under a written charter.

Other Committees

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

Directors’ and Officers’ Liability Insurance

The Company does not have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this Information Statement. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, at 73 Buck Road, Suite 2, Huntingdon Valley, PA 19006 (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Each communication should clearly specify the name of the individual director or group of directors to whom the communication is addressed. Communications sent by email will be delivered directly to the Corporate Secretary, who will promptly forward such communications to the specified director addressees. Communications sent by mail will be promptly forwarded by the Corporate Secretary to the specified director addressee or, if such communication is addressed to the full Board of Directors, or to the Chairman of the Board (when one is appointed), who will promptly forward such communication to the full Board of Directors. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

In general, advance notice of nominations of persons for election to our Board or the proposal of business to be considered by the shareholders must be given to our Secretary no earlier than the November 1 or later than June 1 preceding the next year's annual meeting, which would be scheduled in the month of November or December.

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

Director Compensation

DIRECTORS' COMPENSATION IN FISCAL 2016

We compensate directors as per specific agreements with each director. In 2016, we issued Daniel Grillo 125,000 shares of common stock as compensation for his services as a director in 2015 and 2016.

Change in
Pension
Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid in	Stock	Warrant	Plan	Compensation	All Other
Director	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Daniel Grillo
2016	$-	$177,500	$-	$-	$-	$-	$177,500
2015	$-	$-	$-	$-	$-	$-	$-

Other Information about our Board of Directors

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

Attendance of Directors at Shareholder Meetings

We do not have a formal policy on attendance at meetings of our shareholders

Section 16(a) Compliance by Officers and Directors

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our fiscal year ended June 30, 2016.

Code of Ethics

We plan to adopt a revised Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics.

Item 11. Executive Compensation.

General

We have one executive officer, who is currently our only employee. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2016 and 2015 awarded to, earned by or paid to our executive officers.

						Option
						and
Name and			Deferred		Stock	Warrant	All Other
Principal Position		Salary	Compensation	Bonus	Awards	Awards	Compensation	Total

Steve Rubakh (1)	2016	$26,381	$-	$-	$489,117	$-	$34,756	$550,254
Chief Executive Officer,	2015	$32,371	$-	$-	$131,700	$-	$-	$164,071
Chief Financial Officer
and Director

Shang Fei (2)	2016	$-	$-	$-	$-	$-	$-	$-
Director	2015	$-	$-	$-	$-	$-	$-	$-

Matveev Anton (3)	2016	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer,	2015	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer and Director

(1)	Mr. Rubakh was appointed as CEO, CFO and Director on April 1, 2015.
(2)	Mr. Fei resigned from all position on August 5, 2015.
(3)	Mr. Anton resigned from all positions on March 23, 2015.

Board of Directors Policy on Executive Compensation

Executive Compensation

Our executive compensation philosophy is to provide competitive levels of compensation by recognizing the need for multi-discipline management responsibilities, achievement of our company’s overall performance goals, individual initiative and achievement, and allowing our company to attract and retain management with the skills critical to its long-term success. Management compensation is intended to be set at levels that we believe is consistent with that provided in comparable companies. Our company’s compensation programs will be designed to motivate executive officers to meet annual corporate performance goals and to enhance long-term stockholder value. Our company's executive compensation has four major components: base salary, performance incentive, incentive stock options and other compensation. Our executive officer is not paid a base salary at this time, but is receiving stock compensation only.

Executive Base Salaries

Base salaries are determined by evaluating the various responsibilities for the position held, the experience of the individual and by comparing compensation levels for similar positions at companies within our principal industry. We plan to review our executives’ base salaries and determine increases based upon an officer’s contribution to corporate performance, current economic trends and competitive market conditions.

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

Retirement and Post-Retirement Benefits

Our Company does not offer at this time a post-retirement health plan to its executive officers or employees unless it is included in an employment agreement directly entered between employee and us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock (and preferred stock) as of June 30, 2016, for:

(i)	each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock;

(ii)	each executive officer and named officer;

(iii)	each director; and

(iv)	all of our officers and directors as a group.

Except as indicated in the footnotes to the following table, the persons named in the table has sole voting and investment power with respect to all shares of common stock and preferred stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 73 Buck Road, Suite 2, Huntingdon Valley, PA 19006.

		Amount &
		Nature
		of Beneficial	Percent of
Title of Class	Name of Beneficial Owners	Ownership (1)	Class (2)

Common stock, $0.001 par value	Steve Rubakh (3) (4)	14,901,030	41.7%
Series A preferred stock, $0.001 par value	Steve Rubakh (3) (5)	500,000	100%
Series B preferred stock, $0.001 par value	Steve Rubakh (3) (6)	-	0%

Common stock, $0.001 par value	All officers and directors as a Group	14,901,030	41.7%
Series A preferred stock, $0.001 par value	All officers and directors as a Group	500,000	100%
Series B preferred stock, $0.001 par value	All officers and directors as a Group	-	0%

_________

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power to the shares of the Company's common stock.

(2)	As of June 30, 2016, a total of 35,711,272 (includes warrants to purchase 3,000,000 shares of common stock) shares of the Company's common stock are considered to be outstanding (issued and issuable) pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner listed, any options exercisable within 60 days have been also included for purposes of calculating their percent of class.

(3)	Officer and director.

(4)	Mr. Rubakh has been issued, or has issuable, 14,901,030 shares of common stock. Furthermore, Mr. Rubakh holds warrants to purchase 3,000,000 shares of common stock.

(5)	The Series A preferred stock is not convertible into common stock whereas it is representative of 500,000,000 shares of common stock solely for voting purposes.

(6)	On July 1, 2016, the Company authorized the issuance of 30,000 shares of Series B preferred stock to Steve Rubakh. The 30,000 shares are convertible into 3,000,000 shares of common stock.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On July 22, 2015, Shang Fei (“Fei”) resigned from the Company as a board member and surrendered his 500,000 shares of Series A Preferred Stock which the company had issued to him in March 2015. Fei also has provided the Company with 260,000 of capital of which 210,000 and a prior loan for expenses of $19,095 was converted into common stock.

On September 25, 2015, the Company authorized the issuance of 125,000 shares of common stock as part of an agreement with Daniel Grillo, a director of the Company for services from September 25, 2015 through March 31, 2016. The shares are amortized over the period of the agreement. As of March 31, 2016, the shares remained issuable.

On October 28, 2015, Viva Entertainment, a subsidiary of the Company, entered into an employment agreement with Johnny Falcones (“Falcones”), for the period October 28, 2015 through December 31, 2018. Falcones was issued on January 2, 2016, warrants to purchase 3,000,000 shares of common stock of the Company, with an exercise price of $0.74. Additionally, Falcones would receive three year warrants to purchase up to 5% of the common stock of Viva Entertainment, at an exercise price of $0.50, which are exercisable in the event that Viva Entertainment is spun out of the Company. Furthermore, Falcones was to receive 375,000 shares of common stock of the Company on a monthly basis, starting on February 1, 2016, for a period of four months, for an aggregate total of 1,500,000 shares of common stock of the Company. On April 6, 2016, as part of the sale of Viva Entertainment, these warrants were cancelled and his employment agreement terminated.

On January 2, 2016, the Company issued 3,000,000 warrants for common stock of the Company to Steve Rubakh (“Rubakh”) as a compensation incentive. The warrants mature on January 2, 2021. The exercise price is $0.74 and the warrant has a cashless exercise option. The common stock of the Company current price on the date of issuance was $0.47. The warrants were valued at $0.383 using a Black-Scholes calculation. The Company recorded an expense of $1,149,000.

On January 2, 2016, the Company issued 3,000,000 warrants for common stock of the Company to Falcones as a compensation incentive. The warrants mature on January 2, 2021. The exercise price was $0.74 and the warrant had a cashless exercise option. As part of the April 6, 2016 sale of Viva Entertainment, these warrants were cancelled effective the date of issuance, therefore there were no expenses recorded related to the issuance.

On March 15, 2016, the Company issued 242,424 shares of common stock to Sophia Rubakh, a relative of Rubakh, in consideration of various consulting administrative and marketing services provided to the Company. The shares were issued with a value of $0.21, or $50,909.

On June 27, 2016, Rubakh converted his convertible promissory note in the amount of $81,364 into 2,712,133 shares of common stock. The conversion price was $0.03 whereas the current stock price was $0.14 therefore, a loss of $298,335 was recorded.

For the year ended June 30, 2016, the Company authorized the issuance of 360,000 shares of common stock as part of Rubakh's compensation package. Stock-based compensation of $139,857 was recorded.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the Over the Counter Pink (“OTCPK”) does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the years ended March 31, 2015 and 2014, the aggregated fees billed by Seale and Beers, CPAs, for professional services rendered for the audit (including quarterly review) of our annual consolidated financial statements included in our annual report on Form 10-K were $20,000 and $10,000, respectively.

Audit-Related Fees

The audit fees of Seale and Beers, CPAs, for providing audit-related services for the transition period ended June 30, 2015was $10,000, and the fees of Leigh J. Kremer, CPA for providing audit-related services for the year ended June 30, 2016 were $12,500.

	Fiscal	Transition	Fiscal
	Year	Period	Year
	Ended	Ended	Ended
	March 31,	June 30,	June 30,
Category	2015	2015	2016

Audit fees (1)	$13,046	$10,000	$14,750
Audit-related fees (2)	$-	$-	$-
Tax fees (3)	$-	$-	$-
All other fees (4)	$-	$-	$-

_______

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table.

(3)	Consists of professional services rendered for tax compliance, tax advice and tax planning. The nature of these tax services is tax preparation.

(4)	No other services were provided during the year ended March 31, 2015, the transition period ended June 30, 2015, or the fiscal year ended June 30, 2016.

Tax Fees

Our accounting firm does not provide us with tax compliance, tax advice or tax planning services.

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

Board of Directors Approval of Audit-Related Activities

Management is responsible for the preparation and integrity of our financial statements, as well as establishing appropriate internal controls and financial reporting processes. Marcum is responsible for performing an independent audit of our financial statements and issuing a report on such financial statements. Our board of directors’ responsibility is to monitor and oversee these processes.

Our board reviewed the audited financial statements of our company for the year ended June 30, 2016 and met with the independent auditors, separately and together, to discuss such financial statements. Management and the auditors have represented to us that the financial statements were prepared in accordance with generally accepted accounting principles in the United States. Based upon these reviews and discussions, our board authorized and directed that the audited financial statements be included in our Annual Report on Form 10-K for the year ended June 30, 2016.

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

3.1(c)

Certificate of Amendment to Articles of Incorporation, filed August 3, 2016, with the Secretary of State of Nevada. [Incorporated by reference to Exhibit 3.1(c) to our Current Report on Form 8-K, filed with the SEC on August 11, 2016.]

10.1

Share Exchange Agreement, dated March 31, 2015, between the Company, EMS Factory, Inc., and the shareholders of EMS Factory, Inc. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on April 7, 2015.]

10.2

Employment Agreement, dated October 28, 2015, between Viva Entertainment Group, Inc., a subsidiary of the Company and Johnny Falcones. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on October 30, 2015.]

10.3	Form of Common Stock Purchase Warrant issued October 8, 2015. [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on October 30, 2015.]

10.4	$125,000 Promissory Convertible Note issued to LG Capital Funding, LLC. [Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on October 30, 2015.]

10.5

Securities Purchase Agreement, dated as of October 22, 2015, between LG Capital Funding, LLC and the Company. [Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed with the SEC on October 30, 2015.]

10.6

Termination Agreement, dated April 5, 2016, by and among the Company, Viva Entertainment Group, Inc., a subsidiary of the Company, and Johnny Falcones. [Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed with the SEC on April 11, 2016.]

10.7

Purchase Agreement, dated as of April 5, 2016, by and among the Company, Viva Entertainment Group, Inc., a subsidiary of the Company, Black River Petroleum Corp., Alexander Stanbury, Steve Rubakh and Johnny Falcones. [Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed with the SEC on April 11, 2016.]

10.8	$33,333 Promissory Convertible Note issued July 21, 2016 to Old Main Capital, LLC. [Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed with the SEC on August 11, 2016.]

10.9

$2,000,000 Equity Purchase Agreement, dated as of July 21, 2016, between Old Main Capital, LLC and the Company. [Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed with the SEC on August 11, 2016.]

10.10

$33,333 Promissory Convertible Note issued July 25, 2016 to River North Equity, LLC. [Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed with the SEC on August 11, 2016.]

10.11

Equity Purchase Agreement, dated as of July 25, 2016, between River North Equity, LLC and the Company. [Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K, filed with the SEC on August 11, 2016.]

10.12	Securities Purchase Agreement, dated August 10, 2016, between Global Opportunity Group, LLC, and the Company, filed herewith.

10.13	Common Stock Purchase Warrant, dated August 10, 2016, issued to Global Opportunity Group, LLC, filed herewith.

10.14	Securities Purchase Agreement, dated August 23, 2016, between EMA Financial, LLC, and the Company, filed herewith.

23	Consent of Seale & Beers, CPAs, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

_________

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

/s/ Steve Rubakh	September 27, 2016
Steve Rubakh, Principal Executive Officer and Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steve Rubakh	September 27, 2016
Steve Rubakh, Director	Date

