Form 10-Q
period 2016-09-30
EMS FIND, INC.
filed 2016-10-25
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares issued, issuable, and outstanding of the issuer's common stock, $0.001 par value per share, was 36,643,949 as of October 17, 2016.

EMS FIND, INC.

FORM 10-Q

SEPTEMBER 30, 2016

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMS FIND, INC.
and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2016	2016
	(unaudited)
ASSETS
Current assets
Cash	$11,269	$1,974
Other receivable	566	566
Total current assets	11,835	2,540

Other assets
Fixed assets, net	-	-
Fixed assets held for sale, net	4,870	4,870
Deposits	700	700
Total other assets	5,570	5,570

Total assets	$17,405	$8,111

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Convertible notes payable, net of discounts	$207,488	$188,131
Accounts payable	44,572	13,916
Due to related party	32,476	31,476
Accrued expenses	30,923	36,543
Checks written in excess of cash balance	-	11,695
Derivative liability	633,600	1,208,414
Total current liabilities	949,059	1,490,174

Total liabilities	949,059	1,490,174

Stockholders' deficit
Series A preferred stock, $0.001 par value, (20,000,000 shares authorized, 500,000 and 1,000,000 shares issued and outstanding
as of September 30, 2016 and June 30, 2016, respectively)	500	500
Series B preferred stock, $0.001 par value, (500,000 shares
authorized, 60,000 and 0 shares issued and outstanding
as of September 30, 2016 and June 30, 2016, respectively)	60	-
Common stock, $0.001 par value, (100,000,000 shares authorized
35,643,949 and 32,711,272 shares issued, issuable and outstanding
as of September 30, 2016 and June 30, 2016, respectively)	35,644	32,711
Additional paid in capital	4,378,376	3,644,483
Accumulated deficit	(5,346,234)	(5,159,757)
Total stockholders' deficit	(931,654)	(1,482,063)

Total liabilities and stockholders' deficit	$17,405	$8,111

See accompanying notes to unaudited condensed consolidated financial statements.

EMS FIND, INC.
and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended September 30,
(unaudited)

	For the Three Months Ended
	September 30,
	2016	2015
Revenues
Gross sales	$-	$-
Cost of goods sold		-
Gross profit	-	-

General and administrative expenses
Consulting fees	-	28,134
Professional fees	48,801	15,945
Executive compensation	-	110,883
Stock-based compensation	643,950	-
Research and development	-	3,340
Payroll Expense	19,500	16,642
General & administrative	40,965	8,154
Rent	2,100	3,200
Depreciation and amortization	-	-

Total general and administrative expenses	755,316	186,298

Loss from operations	(755,316)	(186,298)

Other income (expense)
BCF expense	(74,980)	-
OID expense	(15,843)	-
Change in FV of embedded conversion options	781,317	-
Loss on conversion of debt into common stock	(115,274)	-
Interest expense	(6,381)	-

Total other income (expense)	568,839	-

Discontinued operations
Loss from discontinued operations	-	(49,104)

Total discontinued operations	-	(49,104)

Net loss	$(186,477)	$(235,402)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	33,425,084	28,442,700

See accompanying notes to unaudited condensed consolidated financial statements.

EMS FIND, INC.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended September 30,
(unaudited)

	2016	2015
Cash flows from operating activities
Net loss	$(186,477)	$(235,402)
Adjustments to reconcile net income (loss) to net cash used in operations:
Stock-based compensation	643,950	-
BCF expense	74,980	-
OID expense	15,843	-
Change in FV of embedded conversion options	(781,317)	-
Loss on conversion of debt into common stock	115,274	-
Financing fees	7,035
Discontinued operations	-	64,847
Changes in assets and liabilities:
Deposits	-	-
Prepaid expenses	-	(32,783)
Accounts payable	30,656	(1,037)
Due to related party	1,000	-
Accrued expenses	380	-
Checks written in excess of cash balance	(11,695)	-

Net cash used in operating activities	(90,371)	(204,375)

Cash flows from financing activities
Proceeds from sale of common stock	-	55,000
Shares payable	-	42,600
Proceeds received from notes payable	99,666	150,000

Net cash provided by financing activities	99,666	247,600

Net increase (decrease) in cash	9,295	43,225

Cash at beginning of period	1,974	45,843

Cash at end of period	$11,269	$89,068

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Shares issuance for notes	$53,500	$260,480
Shares issuance for accrued compensation	$37,500	$-

See accompanying notes to unaudited condensed consolidated financial statements.

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of EMS Find, Inc. and its wholly-owned subsidiaries, EMS Factory, Inc. and Viva Entertainment, have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended September 30, 2016 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2017. All intercompany balances and transactions have been eliminated. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Form 10-K for the year ended June 30, 2016 filed on September 27, 2016 and Management's Discussion and Analysis of Financial Condition and Results of Operations. For accounting purposes and due to the accounting for the reverse merger, the Company is using the accounting year end of EMS Factory, Inc., for the presentation in this filing.

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had cash balances of $11,269 and $1,974 as of September 30, 2016 and June 30, 2016 respectively.

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

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

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

 EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

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

NOTE 2 – GOING CONCERN

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of September 30, 2016 of $937,224, and used cash in operations of $90,371 and $204,375 for the three months ended September 30, 2016 and 2015, respectively. In addition, as of September 30, 2016, the Company had an accumulated deficit of $5,346,234. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Assets held for Sale

	September 30,	June 30,
	2016	2016
Assets held for sale	$13,246	$13,246
Less: Accumulated depreciation	(8,376)	(8,376)
Total equipment, net	$4,870	$4,870

Depreciation and amortization expense for the three months ended September 30, 2016 and 2015 was $0 and $47, respectively. After the merger in March 2015, the Company discontinued all of its ambulance services. The Company wrote down $8,200 as of June 30, 2015 for its assets held for sale and took a loss of $13,097 on a sale of three of its vehicles it used for its medical transportation business. On March 28, 2016, the Company sold various assets valued at $35,521, net of accumulated depreciation, for $23,422. With the fees associated with the sale, the Company recorded a loss on the sale of $22,855.

NOTE 4 – RELATED PARTY TRANSACTIONS

In April 2015, the Company entered a month-to-month lease agreement for an office space for $1,250 per month owned by a relative of Steve Rubakh (“Rubakh”), an officer and director of the Company. The lease was terminated on August 30, 2015.

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

On August 5, 2015, Shang Fei resigned from the Company as a board member and surrendered his 500,000 shares of Series A Preferred Stock which the company had issued to him in March 2015. Mr. Shang Fei also has provided the Company with $260,000 of capital of which $210,000 and a prior loan for expenses of $19,095 was converted into 212,050 shares of common stock.

On September 25, 2015, the Company authorized the issuance of 125,000 shares of common stock as part of an agreement with Daniel Grillo (“Grillo”), a director of the Company, for services from September 25, 2015 through March 31, 2016. The shares are amortized over the period of the agreement. See Note 6.

On October 28, 2015, Viva Entertainment, a subsidiary of the Company, entered into an employment agreement with Johnny Falcones (“Falcones”), for the period October 28, 2015 through December 31, 2018. Falcones was issued on January 2, 2016, warrants to purchase 3,000,000 shares of common stock of the Company, with an exercise price of $0.74. Additionally, Falcones would receive three year warrants to purchase up to 5% of the common stock of Viva Entertainment, at an exercise price of $0.50, which are exercisable in the event that Viva Entertainment is spun out of the Company. Furthermore, Falcones was to receive 375,000 shares of common stock of the Company on a monthly basis, starting on February 1, 2016, for a period of four months, for an aggregate total of 1,500,000 shares of common stock of the Company. On April 6, 2016, as part of the sale of Viva Entertainment, these warrants held by Falcones were cancelled and his employment agreement terminated. See Notes 1 and 6.

On January 2, 2016, the Company issued 3,000,000 warrants for common stock of the Company to Rubakh as a compensation incentive. The warrants mature on January 2, 2021. The exercise price is $0.74 and the warrant has a cashless exercise option. The common stock of the Company current price on the date of issuance was $0.47. The warrants were valued at $0.383 using a Black-Scholes calculation. The Company recorded an expense of $1,149,000. See Note 6.

On January 2, 2016, the Company issued 3,000,000 warrants for common stock of the Company to Falcones as a compensation incentive. The warrants mature on January 2, 2021. The exercise price was $0.74 and the warrant had a cashless exercise option. The common stock of the Company current price on the date of the issuance was $0.47. The warrants were value at $0.383 using a Black-Scholes calculation. The Company recorded an expense of $1,149,000. See Note 6. As part of the April 6, 2016 sale of Viva Entertainment (see Notes 1 and 6), these warrants were cancelled effective the date of issuance.

On March 15, 2016, the Company issued 242,424 shares of common stock to Sophia Rubakh, a relative of Rubakh, in consideration of various consulting administrative and marketing services provided to the Company. The shares were issued with a value of $0.21, or $50,909. See Note 6.

On June 1, 2016, the Company entered into a convertible promissory note with Rubakh, converting $81,364 of payables to Rubakh into the note. The note is non-interest bearing and matures on December 1, 2016. The note has a conversion rate of $0.03 per share. The closing price of the Company’s common stock on the previous day was $0.08. On June 27, 2017, Rubakh converted the principal of $81,364 into 2,712,133 shares of common stock. The conversion resulted in a loss of $298,335. Additionally, beneficial conversion feature expense of $61,134 had been recorded as of the date of conversion. See Notes 5 and 6.

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

On July 1, 2016, the Board of Directors of the Company agreed with Rubakh to convert $6,000 of accrued compensation into 300,000 shares of common stock, at a conversion rate of $0.02 per share. The current price of the common stock was $0.125, therefore, a loss on conversion of $31,500 was recorded. See Note 6.

For the three months ended September 30, 2016, the Company authorized the issuance of 60,000 shares of Series B preferred stock as part of Rubakh's compensation package. Stock-based compensation of $639,000 was recorded. See Note 6.

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, NET OF DISCOUNTS

Notes payable and convertible notes payable, all classified as current at September 30, 2016 and June 30, 2016, consist of the following:

Notes and convertible notes, net of discounts
	September 30, 2016				June 30, 2016
			Original	Principal,			Original	Principal,
		Debt	Issue	net of		Debt	Issue	net of
	Principal	Discounts	Discount	Discounts	Principal	Discounts	Discount	Discounts
LG Capital Funding, LLC	$125,000	$(8,393)	$-	$116,607	$125,000	$(13,905)	$(5,840)	$105,255
LG Capital Funding, LLC	95,000	(14,892)	-	80,108	125,000	(34,132)	(7,992)	82,876
Global Opportunity Group, LLC	16,500	(15,234)	(1,385)	(119)	-	-	-	-
Old Main Capital, LLC	33,333	(26,849)	(2,685)	3,799	-	-	-	-
River North Equity, LLC	33,333	(24,291)	(2,429)	6,613	-	-	-	-
EMA Financial, LLC	33,000	(29,564)	(2,956)	480	-	-	-	-

Total	$336,166	$(119,223)	$(9,455)	$207,488	$250,000	$(48,037)	$(13,832)	$188,131

On March 23, 2015, the Company issued a note to Green Construction for $30,400 with 10% interest per annum, as of June 30, 2015 the note had accrued interest of $822. The note was due on October 15, 2015. On July 30, 2015, the Company issued 26,885 to satisfy this debt.

On October 22, 2015, the Company entered into a Securities Purchase Agreement ("Purchase Agreement"), dated as of October 22, 2015, with LG Capital Funding, LLC ("LG"), pursuant to which the Company sold LG a convertible note in the principal amount of $125,000 (the first of four such Convertible Notes each in the principal amount of $125,000 provided for under the Purchase Agreement), bearing interest at the rate of 8% per annum (the "Convertible Note"). Each of the Convertible Notes issuable under the Purchase Agreement provides for a 15% original issue discount ("OID"), such that the purchase price for each Convertible Note is $106,250, and at each closing LG is entitled to be paid $6,000 for legal and other expenses. The Convertible Note provides LG the right to convert the outstanding balance, including accrued and unpaid interest, of such Convertible Note into shares of the Company's common stock at a price ("Conversion Price") for each share of common stock equal to 80% of the lowest trading price of the common stock as reported on the National Quotations Bureau for the OTCQB exchange on which the Company's shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. The Convertible Note is payable, along with interest thereon, on October 22, 2016. As of September 30, 2016, $9,206 of interest has been accrued. The convertible note has an OID of 15%, which was recorded at $18,750 of which $8,248 was amortized as of September 30, 2016. The Company recorded a debt discount of $44,643 which, as of September 30, 2016, $41,959 has been amortized. The Company has recorded a derivative liability of $156,853 as of September 30, 2016.

On December 3, 2015, the Company issued the second convertible note to LG, as discussed, for $125,000. As of September 30, 2016, $3,260 of interest has been accrued. The Company has recorded an OID of 15%, which was recorded at $18,750 of which $6,096 was amortized as of September 30, 2016. The Company recorded a debt discount of $85,165 which, as of September 30, 2016, $27,690 has been amortized. The Company has recorded a derivative liability of $214,276 as of September 30, 2016.

On July 21, 2016, the Company entered into a convertible promissory note with Old Main Capital, LLC (“Old Main”) for $33,333. The note matures on July 21, 2017 and bears interest at 10%. The convertible promissory note provides for an OID of $3,333, a deduction of $1,250 for Old Main’s legal fees, and $2,500 for Old Main’s legal fees related to the equity purchase agreement. Therefore, the net proceeds to the Company was $26,250. The conversion price is the lower of 65% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. As of September 30, 2016, $648 of the OID had been amortized, $6,484 of the debt discount had been amortized, and there was accrued interest of $658.

On July 25, 2016, the Company entered into an equity purchase agreement with River North Equity, LLC (“River North”) for up to $2,000,000. On July 25, 2016, the Company entered into a convertible promissory note with River North for $40,000. The convertible promissory note has a maturity date of March 29, 2017 and is non-interest bearing. The conversion price is the lower of 65% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. The convertible promissory note provides for an OID of $3,333, a deduction of $4,000 for River North’s legal fees, and a debt discount of $33,333. As of September 30, 2016, $904 of the OID had been amortized, $9,042 of the debt discount had been amortized, and there was accrued interest of $745.

On August 10, 2016, the Company entered into a securities purchase agreement with Global Opportunity Group, LLC (“Global”) for $16,500. The Company received net proceeds of $15,000. Additionally, the Company issued 165,000 warrants for common stock with an exercise price of $0.15 per share and have a cashless exercise option (see Note 6). The convertible promissory note provides for an OID of $1,500, a deduction of $1,000 for Global’s legal fees, and a debt discount of $16,500. As of September 30, 2016, $115 of the OID had been amortized, $1,266 of the debt discount had been amortized, and there was accrued interest of $157.

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

On August 18, 2016, Global purchased $60,000 of the December 2015 LG note. The conversion feature was 50% of the previous 20 days’ lowest traded price. The acquisition was in two tranches, $30,000 each, thirty days apart. Subsequent to the acquisition of the first $30,000, LG completed the following conversions: on August 29, 2016, $5,000 ($4,500 principal and legal fees of $500) into 250,000 shares, converted at a rate of $0.02 per share, with a loss on conversion of $15,500 as the current stock price was $0.082; on September 2, 2016, $10,000 ($9,500 principal and legal fees of $500) into 500,000 shares, converted at a rate of $0.02 per share, with a loss on conversion of $25,000 as the current stock price was $0.07; on September 13, 2016, $8,500 ($8,000 principal and legal fees of $500) into 680,000 shares, converted at a rate of $0.0125 per share, with a loss on conversion of $18,700 as the current stock price was $0.04, and; on September 26, 2016, $8,500 ($8,000 principal and legal fees of $500) into 1,202,677 shares, converted at a rate of $0.0071 per share, with a loss on conversion of $31,871 as the current stock price was $0.0275 (see Note 6). Subsequent to September 30, 2016, on October 7, 2016, Global converted $6,000 ($5,500 principal and legal fees of $500) into 1,000,000 shares, converted at a rate of $0.006 per share, with a loss on conversion of $13,000 as the current stock price was $0.019 (see Note 8).

On August 23, 2016, the Company entered into a securities purchase agreement with EMA Financial, LLC (“EMA”), for $33,000. The Company received net proceeds of $29,700. The convertible promissory note provides for an OID of $3,300, a deduction of $3,000 for EMA’s legal fees, and a debt discount of $33,000. As of September 30, 2016, $344 of the OID had been amortized, $3,436 of the debt discount had been amortized, and there was accrued interest of $564.

On September 12, 2016, LG converted $8,500 of principal of the October 22, 2015 convertible promissory note (see Note 6) into 680,000 shares of common stock. The conversion price, based on a 50% discount, was $0.0125. A loss on conversion will be recorded accordingly.

NOTE 6 – STOCKHOLDERS' DEFICIT

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

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

On July 1, 2016, the Board of Directors of the Company agreed with Rubakh to reduce his compensation to $75,000 per year and to terminate the monthly issuance of 30,000 shares of common stock and in exchange, Rubakh will receive 30,000 shares of Series B Preferred Stock on a quarterly basis with the initial issuance effective for the period April 1, 2016 through June 30, 2016 were issued on August 29, 2016, and the second issuance for the period July 1, 2016 through September 30, 2016 were issued on September 1, 2016. Stock-based compensation of $639,000 was recorded. See Note 4.

Common Stock

On July 22, 2015, the Company sold 48,245 shares of common stock for $55,000.

On July 30, 2015, the Company issued 26,885 shares of common stock for debt converted of $31,465. The balance of $115 was forgiven.

On August 5, 2015, Shang Fei resigned from the Company as a board member and surrendered his 500,000 shares of Series A Preferred Stock which the company had issued to him in March 2015. Mr. Shang Fei also has provided the Company with $260,000 of capital of which $210,000 and a prior loan for expenses of $19,095 was converted into common stock. On August 6, 2015, the Company issued 17,606 shares of common stock for debt converted of $19,015 and 194,444 shares of common stock for debt converted of $210,000, for a total of 212,050 shares of common stock. See Note 4.

On September 25, 2015, the Company authorized the issuance of 125,000 shares of common stock as part of an agreement with Grillo, a director of the Company, for services from September 25, 2015 through March 31, 2016. The shares are amortized over the period of the agreement. See Note 4.

On March 15, 2016, the Company issued 242,424 shares of common stock to Sophia Rubakh, a relative of Rubakh, in consideration of various consulting administrative and marketing services provided to the Company. The shares were issued with a value of $0.21, or $50,909. See Note 4.

On April 25, 2016, the Company issued 500,000 shares of common stock to Falcones as compensation for his services. The shares were issued with a value of $0.21 or $105,000.

On June 27, 2016, Rubakh converted his convertible promissory note in the amount of $81,364 into 2,712,133 shares of common stock. The conversion price was $0.03 whereas the current stock price was $0.14 therefore, a loss of $298,335 was recorded. See Notes 4 and 5.

On July 1, 2016, the Board of Directors of the Company agreed with Rubakh to convert $6,000 of accrued compensation into 300,000 shares of common stock, at a conversion rate of $0.02 per share. The current price of the common stock was $0.125, therefore, a loss on conversion of $31,500 was recorded. See Note 4.

On August 29, 2016, Global converted $5,000 ($4,500 principal and legal fees of $500) of its note dated August 10, 2016 (see Note 5), into 250,000 shares, converted at a rate of $0.02 per share, with a loss on conversion of $15,500 as the current stock price was $0.082.

On September 2, 2016, Global converted $10,000 ($9,500 principal and legal fees of $500) of its note dated August 10, 2016 (see Note 5), into 500,000 shares, converted at a rate of $0.02 per share, with a loss on conversion of $25,000 as the current stock price was $0.07.

On September 13, 2016, Global converted $8,500 ($8,000 principal and legal fees of $500) of its note dated August 10, 2016 (see Note 5), into 680,000 shares, converted at a rate of $0.0125 per share, with a loss on conversion of $18,700 as the current stock price was $0.04.

On September 26, 2016, Global converted $8,500 ($8,000 principal and legal fees of $500) of its note dated August 10, 2016 (see Note 5), into 1,202,677 shares, converted at a rate of $0.0071 per share, with a loss on conversion of $31,871 as the current stock price was $0.0275.

On October 7, 2016, Global converted $6,000 ($5,500 principal and legal fees of $500) of its note dated August 10, 2016 (see Notes 5 and 8), into 1,000,000 shares, converted at a rate of $0.006 per share, with a loss on conversion of $13,000 as the current stock price was $0.019.

For the three months ended September 30, 2016, the Company authorized the issuance of 60,000 shares of Series B preferred stock as part of Rubakh's compensation package. Stock-based compensation of $639,000 was recorded. See Note 4.

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

Warrants

The Company has granted warrants to officers and directors. Warrant activity for officers and directors for the three months ended September 30, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Terms	Value

Outstanding at June 30, 2016	3,000,000	$0.74

Granted	-	$-
Forfeited	-	$-
Exercised		$-

Outstanding at September 30, 2016	3,000,000	$0.74	4.51	$-

Exercisable at September 30, 2016	3,000,000	$0.74

Weighted Average Grant Date Fair Value		$0.74

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

On January 2, 2016, the Company issued 3,000,000 warrants for common stock of the Company to Falcones as a compensation incentive. The warrants mature on January 2, 2021. The exercise price is $0.74 and the warrant has a cashless exercise option. The Company recorded an expense of $1,149,000 (see Note 5). As part of the April 6, 2016 sale of Viva Entertainment (see Notes 1 and 7), these warrants were cancelled effective the date of issuance, therefore there were no expenses recorded related to the issuance.

The Company has granted warrants to non-employees. Warrant activity for non-employees for the three months ended September 30, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Terms	Value

Outstanding at June 30, 2016	60,000	$0.25

Granted	165,000	$0.15
Forfeited		$-
Exercised		$-

Outstanding at September 30, 2016	225,000	$0.177	4.25	$-

Exercisable at September 30, 2016		$0.177

Weighted Average Grant Date Fair Value		$0.177

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

On April 20, 2016, the Company issued 60,000 warrants for common stock of the Company to LG. The issuance was related to the Purchase Agreement dated October 22, 2015 (see Note 6). The warrants expire on April 20, 2019. The exercise price is $0.25 and the warrants have a cashless exercise option. The Company recorded an expense of $10,320.

On August 10, 2016, in conjunction with an agreement between the Company and Global Opportunity (see Note X) for financing, the Company issued 165,000 warrants for common stock to Global Opportunity. The warrants expire on August 10, 2021. The exercise price is $0.15 and the warrants have a cashless exercise option. The Company recorded an expense of $4,950.

NOTE 7 – DISCONTINUED OPERATIONS

As of the second quarter of 2015, the subsidiary, EMS Factory, Inc. discontinued operations which is reflected in the consolidated statements of income and consolidated statements of cash flows. Assets classified as held for sale are reported in the consolidated balance sheet. The Company will sell the remainder if the fixed assets and currently has no cost associated to the assets. The Company reported a loss of $0 and loss of $79,935 during the period ending September 30, 2016 and 2015, respectively.

Reconciliation of the Items Constituting Profit and (Loss)

from Discontinued Operations

(unaudited)

	September 30,	September 30,
	2016	2015
Revenues	$-	$-
Cost of sales	-	-
General and administrative	-	49,057
Depreciation and amortization	-	47
	$-	$(49,104)

NOTE 8 – SUBSEQUENT EVENTS

On October 7, 2016, Global converted $6,000 ($5,500 principal and legal fees of $500) of its note dated August 10, 2016 (see Notes 5 and 6), into 1,000,000 shares, converted at a rate of $0.006 per share, with a loss on conversion of $13,000 as the current stock price was $0.019.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Revenues

Our revenue was $0 and $0 for the three months ended September 30, 2016 and 2015.

General and Administrative Expenses

For the three months ended September 30, 2016, our general and administrative expenses were $755,316 compared to $186,298 for the three months ended September 30, 2015, resulting in an increase of $569,018, primarily contributable to stock-based compensation of $43,950 offset by a reduction in executive compensation.

Net Loss

For the three months ended September 30, 2016, our net loss was $234,020 compared to a net loss of $235,402 for the three months ended September 30, 2015. The net loss for the three months ended September 30, 2016 was partially contributable to beneficial conversion feature ("BCF") expense, $74,980, original issue discount ("OID"), $15,843, the loss on the conversion of debt into common stock, $115,274, offset by the change in the fair value of embedded conversion options, $733,774.

LIQUIDITY AND CAPITAL REQUIREMENTS

Overview

As of September 30, 2016, the Company had $11,269 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

Liquidity and Capital Resources during the three months ended September 30, 2016 compared to the three months ended September 30, 2015

We used cash in operations of $90,371 for the three months ended September 30, 2016 compared to cash used in operations of $204,375 for the three months ended September 30, 2015. The negative cash flow from operating activities for the three months ended September 30, 2016 is attributable to the Company's net loss from operations of $234,020 primarily due to the issuance of common stock for services, $643,950, BCF expense, $74,980, and the loss on conversion of debt into common stock, $115,274, offset by the change in the fair value of embedded conversion options, $733,774. Cash used in operations for the three months ended September 30, 2015 is attributable to the Company's net loss of $235,402.

We used cash in investing or financing activities of $0 and $0 for the three months ended September 30, 2016 and 2015.

We had cash provided by financing activities of $99,666 for the three months ended September 30, 2016 compared to $247,600 for the same period in 2015.

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

Going Concern

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of September 30, 2016 of $778,264, and used cash in operations of $90,371 and $204,375 for the three months ended September 30, 2016 and 2015, respectively. In addition, as of September 30, 2016, the Company had an accumulated deficit of $5,393,777. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Estimated 2017 Capital Requirements

We estimate our capital requirements over the next twelve months for the development and marketing of our EMS on demand mobile platform app to be $1,000,000 to $3,000,000.

We have obtained working capital through various convertible note financings with various third parties.

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

The Company accounts for non-employee share-based awards based upon ASC 505-50, "Equity-Based Payments to Non-Employees." ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete. Generally, our awards do not entail performance commitments. When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete. Dilutive common stock equivalent shares which may dilute future earnings per share consist of warrants to purchase 3,225,000 at September 30, 2016 shares of common stock and convertible notes convertible into approximately 15,990,474 common shares. Equivalent shares are not utilized when the effect is anti-dilutive.

NON-GAAP FINANCIAL MEASURES

Adjusted Net Earnings

In addition to reporting net loss from operations as defined under generally accepted accounting principles (“GAAP”), the Company presents adjusted net earnings from operations (adjusted net earnings), which is a non-GAAP performance measure. Adjusted net earnings consist of net loss from operations after adjustment for those items shown in the table below. Adjusted net earnings does not represent, and should not be considered an alternative to, GAAP measurements such as net loss from operations (its most comparable GAAP financial measure), and the Company’s calculations thereof may not be comparable to similarly titled measures reported by other companies. By eliminating the items shown below, the Company believes that the measure is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies. The Company’s management does not view adjusted net earnings in isolation and also uses other measurements, such as net loss from operation and revenues to measure operating performance. The following table provides a reconciliation of net loss from operations, the most directly comparable GAAP measure, to adjusted net earnings for the periods presented:

Adjusted Net Loss	For the Three Months Ended
	September 30,
	2016	2015

Net loss	$(186,477)	$(235,402)
Amortization of beneficial conversion feature	(74,980)	-
Amortization of original issue discount	(15,843)	-
Loss on conversion of debt into common stock	(115,274)	-
Change in FV of embedded conversion options	781,317	-

Adjusted net loss	$(761,697)	$(235,402)

Weighted average shares outstanding
-basic and diluted	33,425,084	28,442,700

Adjusted basic and diluted net loss per share	$(0.02)	$(0.01)

Adjusted EBITDA

In addition to reporting net loss from operations as defined under GAAP, the Company also presents adjusted net earnings before interest, income taxes, depreciation, depletion, and amortization from operations (adjusted EBITDA), which is a non-GAAP performance measure. Adjusted EBITDA consists of net loss from operations after adjustment for those items shown in the table below. Adjusted EBITDA does not represent, and should not be considered an alternative to, GAAP measurements such as net loss from operations (its most comparable GAAP financial measure), and the Company’s calculations thereof may not be comparable to similarly titled measures reported by other companies.

By eliminating the items shown below, the Company believes the measure is useful in evaluating its fundamental core operating performance. The Company also believes that adjusted EBITDA is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies. The Company’s management uses adjusted EBITDA to manage its business, including in preparing its annual operating budget and financial projections. The Company’s management does not view adjusted EBITDA in isolation and also uses other measurements, such as net loss from operations and revenues to measure operating performance. The following table provides a reconciliation of net loss from operations, the most directly comparable GAAP measure, to adjusted EBITDA for the periods presented:

Adjusted EBITDA	For the Three Months Ended
	September 30,
	2016	2015

Net loss from operations	$(186,477)	$(235,402)
Interest expense	(6,381)	-
Amortization of beneficial conversion feature	(74,980)	-
Amortization of original issue discount	(15,843)	-
Stock-based compensation	(643,950)	-
Loss on conversion of debt into common stock	(115,274)	-
Change in FV of embedded conversion options	781,317	-

Adjusted EBITDA	$(111,366)	$(235,402)

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 1, 2016, the Board of Directors of the Company agreed with Rubakh to convert $6,000 of accrued compensation into 300,000 shares of common stock, at a conversion rate of $0.02 per share.

On August 29, 2016, Global converted $5,000 ($4,500 principal and legal fees of $500) of its note dated August 10, 2016, into 250,000 shares, converted at a rate of $0.02 per share.

On September 2, 2016, Global converted $10,000 ($9,500 principal and legal fees of $500) of its note dated August 10, 2016, into 500,000 shares, converted at a rate of $0.02 per share.

On September 13, 2016, Global converted $8,500 ($8,000 principal and legal fees of $500) of its note dated August 10, 2016, into 680,000 shares, converted at a rate of $0.0125 per share.

On September 26, 2016, Global converted $8,500 ($8,000 principal and legal fees of $500) of its note dated August 10, 2016, into 1,202,677 shares, converted at a rate of $0.0071 per share.

On October 7, 2016, Global converted $6,000 ($5,500 principal and legal fees of $500) of its note dated August 10, 2016, into 1,000,000 shares, converted at a rate of $0.006 per share.

For the three months ended September 30, 2016, the Company authorized the issuance of 60,000 shares of Series B preferred stock as part of Rubakh's compensation package.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)     Exhibits.

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

10.12

Securities Purchase Agreement, dated August 10, 2016, between Global Opportunity Group, LLC, and the Company. [Incorporated by reference to Exhibit 10.12 to our Form 10-K for the year ended June 30, 2016, filed with the SEC on September 27, 2016.]

10.13

Common Stock Purchase Warrant, dated August 10, 2016, issued to Global Opportunity Group, LLC. [Incorporated by reference to Exhibit 10.13 to our Form 10-K for the year ended June 30, 2016, filed with the SEC on September 27, 2016.]

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

________________

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

EMS FIND, INC.

Dated: October 25, 2016	By:	/s/ Steve Rubakh
Steve Rubakh
President and Chief Executive Officer, and Principal Financial Officer

