Form 10-Q
period 2016-12-31
EMS FIND, INC.
filed 2017-02-14
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of shares issued, issuable, and outstanding of the issuer's common stock, $0.001 par value per share, was 42,200,494 as of February 8, 2017.

EMS FIND, INC.

FORM 10-Q

DECEMBER 31, 2016

2

PART I – FINANCIAL INFORMATION

EMS Find, Inc.
and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2016	2016
	(unaudited)
ASSETS
Current assets
Cash	$28,523	$1,974
Other receivable	566	566
Total current assets	29,089	2,540

Other assets
Fixed assets, net	-	-
Fixed assets held for sale, net	4,870	4,870
Deposits	700	700
Total other assets	5,570	5,570

Total assets	$34,659	$8,111

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Convertible notes payable, net of discounts	$215,117	$188,131
Accounts payable	41,209	13,916
Due to related party	20,496	31,476
Accrued expenses	39,437	36,543
Checks written in excess of cash balance	-	11,695
Derivative liability	414,248	1,208,414
Total current liabilities	730,507	1,490,174

Total liabilities	730,507	1,490,174

Stockholders' deficit
Series A preferred stock, $0.001 par value, (20,000,000 shares authorized, 500,000 and 1,000,000 shares issued and outstanding
as of December 31, 2016 and June 30, 2016, respectively)	500	500
Series B preferred stock, $0.001 par value, (500,000 shares
authorized, 60,000 and 0 shares issued and outstanding
as of December 31, 2016 and June 30, 2016, respectively)	90	-
Common stock, $0.001 par value, (100,000,000 shares authorized
35,643,949 and 32,711,272 shares issued, issuable and outstanding
as of December 31, 2016 and June 30, 2016, respectively)	46,427	32,711
Additional paid in capital	4,678,329	3,644,483
Accumulated deficit	(5,421,194)	(5,159,757)
Total stockholders' deficit	(695,848)	(1,482,063)

Total liabilities and stockholders' deficit	$34,659	$8,111

See accompanying notes to unaudited condensed consolidated financial statements.

EMS FIND, INC.
and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Revenues
Gross sales	$-	$-	$-	$-
Cost of goods sold	-	-		-

Gross profit	-	-	-	-

General and administrative expenses
Consulting fees	3,992	24,082	3,992	52,216
Professional fees	4,207	25,604	53,008	41,549
Executive compensation	-	1,528	-	112,411
Stock-based compensation	58,500	323,984	702,450	323,984
Research and development	738	2,021	738	5,361
Payroll Expense	6,000	20,239	25,500	36,881
General & administrative	22,898	3,620	63,863	11,774
Rent	700	2,100	2,800	5,300
Depreciation and amortization	-	-	-	-

Total general and administrative expenses	97,034	403,178	852,350	589,476

Loss from operations	(97,034)	(403,178)	(852,350)	(589,476)

Other income (expense)
BCF expense	(107,578)	(12,885)	(182,558)	(12,885)
OID expense	(3,611)	(5,020)	(19,454)	(5,020)
Change in FV of embedded conversion options	376,412	(86,674)	1,157,729	(86,674)
Loss on conversion of debt into common stock	(234,210)	-	(349,484)	-
Interest expense	(8,939)	(2,928)	(15,320)	(2,928)

Total other income (expense)	22,074	(107,507)	590,913	(107,507)

Discontinued operations
Loss from discontinued operations	-	(27,566)	-	(76,670)

Total discontinued operations	-	(27,566)	-	(76,670)

Net loss	$(74,960)	$(538,251)	$(261,437)	$(773,653)

Basic and diluted loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.00)
Basic and diluted loss per share - discontinued operations	$-	$(0.000)	$-	$(0.000)

Weighted average number of common shares outstanding	38,946,514	28,946,199	39,660,326	28,870,906

See accompanying notes to unaudited condensed consolidated financial statements.

EMS FIND, INC.
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended December 31,
(unaudited)

	2016	2015

Cash flows from operating activities
Net loss	$(261,437)	$(773,653)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	702,450	323,984
BCF expense	182,558	12,885
OID expense	19,454	5,020
Change in FV of embedded conversion options	(1,157,729)	86,674
Loss on conversion of debt into common stock	349,484	-
Discontinued operations	-	(31,855)
Changes in assets and liabilities:
Prepaid expenses	-	(4,583)
Accounts payable	27,293	(13,716)
Due to related party	(10,980)
Accrued expenses	2,894
Checks written in excess of cash balance	(11,695)	-
Net cash used in operating activities	(157,708)	(395,244)

Cash flows from financing activities
Proceeds from sale of common stock	-	55,000
Proceeds from related party	-	180,000
Proceeds received from notes payable	184,257	200,500

Net cash provided by financing activities	184,257	435,500

Net increase in cash	26,549	40,256
Cash at beginning of period	1,974	45,843
Cash at end of period	$28,523	$86,099

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Shares issuance for notes	$327,160	$260,480
Shares issuance for accrued compensation	$37,500	$-

See accompanying notes to unaudited condensed consolidated financial statements.

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of EMS Find, Inc. and its wholly-owned subsidiaries, EMS Factory, Inc. and Viva Entertainment, have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended December 31, 2016 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2017. All intercompany balances and transactions have been eliminated. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Form 10-K for the year ended June 30, 2016 filed on September 27, 2016 and Management's Discussion and Analysis of Financial Condition and Results of Operations. For accounting purposes and due to the accounting for the reverse merger, the Company is using the accounting year end of EMS Factory, Inc., for the presentation in this filing.

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had cash balances of $28,523 and $1,974 as of December 31, 2016 and June 30, 2016 respectively.

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

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, "Earnings Per Share," basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share consist of convertible notes convertible into 54,688,841 common shares. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 4).

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

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

NOTE 2 – GOING CONCERN

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of December 31, 2016 of $701,419, and used cash in operations of $157,708 and $395,244 for the six months ended December 31, 2016 and 2015, respectively. In addition, as of December 31, 2016, the Company had an accumulated deficit of $5,421,194. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Assets held for Sale

	December 31,	June 30,
	2016	2016
Assets held for sale	$13,246	$13,246
Less: Accumulated depreciation	(8,376)	(8,376)
Total equipment, net	$4,870	$4,870

Depreciation and amortization expense for the three months ended December 31, 2016 and 2015 was $0 and $47, respectively. After the merger in March 2015, the Company discontinued all of its ambulance services. The Company wrote down $8,200 as of June 30, 2015 for its assets held for sale and took a loss of $13,097 on a sale of three of its vehicles it used for its medical transportation business. On March 28, 2016, the Company sold various assets valued at $35,521, net of accumulated depreciation, for $23,422. With the fees associated with the sale, the Company recorded a loss on the sale of $22,855.

NOTE 4 – RELATED PARTY TRANSACTIONS

In April 2015, the Company entered a month-to-month lease agreement for an office space for $1,250 per month owned by a relative of Steve Rubakh (“Rubakh”), an officer and director of the Company. The lease was terminated on August 30, 2015.

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

On July 1, 2016, the Board of Directors of the Company agreed with Rubakh to reduce his compensation to $75,000 per year and to terminate the monthly issuance of 30,000 shares of common stock and in exchange, Rubakh will receive 30,000 shares of Series B Preferred Stock on a quarterly basis. The initial issuance effective for the period April 1, 2016 through June 30, 2016 was issued on August 29, 2016, and the second issuance for the period July 1, 2016 through December 31, 2016 was issued on September 1, 2016.

On July 1, 2016, the Board of Directors of the Company agreed with Rubakh to convert $6,000 of accrued compensation into 300,000 shares of common stock, at a conversion rate of $0.02 per share. The current price of the common stock was $0.125, therefore, a loss on conversion of $31,500 was recorded. See Note 6.

For the six months ended December 31, 2016, the Company authorized the issuance of 90,000 shares of Series B preferred stock as part of Rubakh's compensation package. Stock-based compensation of $697,500 was recorded. See Note 6.

Due to the garnishment of the Company’s bank account, related to LG Capital, LLC and its legal actions against the Company (see Note 8), the Company has no feasible method of conducting business without the use of a bank account. Management of the Company determined that any monies required to operate the Company for the future would be garnished according to the court order. Furthermore, without the ability to utilize a bank account, the Company would potentially have to cease operations, which would be to the detriment of the Company and its shareholders. To enable the Company to continue to conduct business, which is also the only way LG Capital, LLC would be able to have the outstanding balance satisfied, a member of management opted to utilize the bank account for an unrelated company, which is controlled by this member of management, to enable the Company to receive funds and meet its operating needs, as well as to satisfy the outstanding liability to LG Capital, LLC, and the other debt holders and vendors of the Company.

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, NET OF DISCOUNTS

Notes payable and convertible notes payable, all classified as current at December 31, 2016 and June 30, 2016, consist of the following:

Notes and convertible notes, net of discounts
	December 31, 2016				June 30, 2016
			Original	Principal,			Original	Principal,
		Debt	Issue	net of		Debt	Issue	net of
	Principal	Discounts	Discount	Discounts	Principal	Discounts	Discount	Discounts
LG Capital Funding, LLC	$125,000	$-	$-	$125,000	$125,000	$(13,905)	$(5,840)	$105,255
LG Capital Funding, LLC	25,000	-	-	25,000	125,000	(34,132)	(7,992)	82,876
Global Opportunity Group, LLC	16,500	(11,075)	(822)	4,603	-	-	-	-
Old Main Capital, LLC	33,333	(18,447)	(1,845)	13,041	-	-	-	-
River North Equity, LLC	33,333	(11,876)	(1,187)	20,270	-	-	-	-
EMA Financial, LLC	33,000	(21,247)	(2,125)	9,628
Global Opportunity Group, LLC	4,643	(3,323)		1,320
Global Opportunity Group, LLC	10,000	(9,151)		849
GPL	37,463	(34,816)		2,647
EMA Financial, LLC	33,000	(25,225)		7,775
Global Opportunity Group, LLC	18,700	(12,151)	(1,565)	4,984	-	-	-	-
Total	$369,972	$(147,311)	$(7,544)	$215,117	$250,000	$(48,037)	$(13,832)	$188,131

On March 23, 2015, the Company issued a note to Green Construction for $30,400 with 10% interest per annum, as of June 30, 2015 the note had accrued interest of $822. The note was due on October 15, 2015. On July 30, 2015, the Company issued 26,885 to satisfy this debt.

On October 22, 2015, the Company entered into a Securities Purchase Agreement ("Purchase Agreement"), dated as of October 22, 2015, with LG Capital Funding, LLC ("LG"), pursuant to which the Company sold LG a convertible note in the principal amount of $125,000 (the first of four such Convertible Notes each in the principal amount of $125,000 provided for under the Purchase Agreement), bearing interest at the rate of 8% per annum (the "Convertible Note"). Each of the Convertible Notes issuable under the Purchase Agreement provides for a 15% original issue discount ("OID"), such that the purchase price for each Convertible Note is $106,250, and at each closing LG is entitled to be paid $6,000 for legal and other expenses. The Convertible Note provides LG the right to convert the outstanding balance, including accrued and unpaid interest, of such Convertible Note into shares of the Company's common stock at a price ("Conversion Price") for each share of common stock equal to 80% of the lowest trading price of the common stock as reported on the National Quotations Bureau for the OTCQB exchange on which the Company's shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. The Convertible Note is payable, along with interest thereon, on October 22, 2016. As of December 31, 2016, $11,253 of interest has been accrued. The convertible note has an OID of 15%, which was recorded at $18,750 of which was fully amortized as of December 31, 2016. The Company recorded a debt discount of $44,643 which, as of December 31, 2016, was fully amortized. On October 14, 2016, the Supreme Court of the State of New York County of Kings, in regards to LG Capital Funding, LLC v. EMS Find, Inc., issued a judgment against EMS Find, Inc. in favor of LG Capital Funding, LLC, in the amount of $135,202, which includes principal and interest (calculated as of September 29, 2016), in regards to the convertible promissory note dated October 22, 2015. The judgment includes an Information Subpoena with Restraining Notice, which addressed the EMS Find, Inc. bank account at TD Bank. As of the date of this filing, $1,304 was garnished.

On December 3, 2015, the Company issued the second convertible note to LG, as discussed, for $125,000. As of December 31, 2016, $8,993 of interest has been accrued. The Company has recorded an OID of 15%, which was recorded at $18,750 which was fully amortized as of December 31, 2016. The Company recorded a debt discount of $85,165 which, as of December 31, 2016, was fully amortized. The Company has recorded a derivative liability of $8,993 as of December 31, 2016.

On July 21, 2016, the Company entered into a convertible promissory note with Old Main Capital, LLC (“Old Main”) for $33,333. The note matures on July 21, 2017 and bears interest at 10%. The convertible promissory note provides for an OID of $3,333, a deduction of $1,250 for Old Main’s legal fees, and $2,500 for Old Main’s legal fees related to the equity purchase agreement. Therefore, the net proceeds to the Company was $26,250. The conversion price is the lower of 65% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. As of December 31, 2016, $1,488 of the OID had been amortized, $14,886 of the debt discount had been amortized, and there was accrued interest of $1,498. The Company has recorded a derivative liability of $78,333 as of December 31, 2016.

On July 25, 2016, the Company entered into an equity purchase agreement with River North Equity, LLC (“River North”) for up to $2,000,000. On July 25, 2016, the Company entered into a convertible promissory note with River North for $40,000. The convertible promissory note has a maturity date of March 29, 2017 and is non-interest bearing. The conversion price is the lower of 65% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. The convertible promissory note provides for an OID of $3,333, a deduction of $4,000 for River North’s legal fees, and a debt discount of $33,333. As of December 31, 2016, $2,146 of the OID had been amortized, $21,457 of the debt discount had been amortized, and there was accrued interest of $1,753. The Company has recorded a derivative liability of $93,728 as of December 31, 2016.

On August 10, 2016, the Company entered into a securities purchase agreement with Global Opportunity Group, LLC (“Global”) for $16,500. The Company received net proceeds of $15,000. Additionally, the Company issued 165,000 warrants for common stock with an exercise price of $0.15 per share and have a cashless exercise option (see Note 6). The convertible promissory note provides for an OID of $1,500, a deduction of $1,000 for Global’s legal fees, and a debt discount of $16,500. As of December 31, 2016, $822 of the OID had been amortized, $5,425 of the debt discount had been amortized, and there was accrued interest of $656. The Company has recorded a derivative liability of $54,330 as of December 31, 2016.

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

On August 18, 2016, Global purchased $60,000 of the December 2015 LG note. The conversion feature was 50% of the previous 20 days’ lowest traded price. The acquisition was in two tranches, $30,000 each, thirty days apart. Subsequent to the acquisition of the first $30,000, LG completed the following conversions: on August 29, 2016, $5,000 ($4,500 principal and legal fees of $500) into 250,000 shares, converted at a rate of $0.02 per share, with a loss on conversion of $15,500 as the current stock price was $0.082; on September 2, 2016, $10,000 ($9,500 principal and legal fees of $500) into 500,000 shares, converted at a rate of $0.02 per share, with a loss on conversion of $25,000 as the current stock price was $0.07; on September 13, 2016, $8,500 ($8,000 principal and legal fees of $500) into 680,000 shares, converted at a rate of $0.0125 per share, with a loss on conversion of $18,700 as the current stock price was $0.04, and; on September 26, 2016, $8,500 ($8,000 principal and legal fees of $500) into 1,202,677 shares, converted at a rate of $0.0071 per share, with a loss on conversion of $31,871 as the current stock price was $0.0275 (see Note 6). On October 7, 2016, Global converted $6,000 ($5,500 principal and legal fees of $500) into 1,000,000 shares, converted at a rate of $0.006 per share, with a loss on conversion of $13,000 as the current stock price was $0.019 (see Note 9). On November 9, 2016, Global converted $7,815 ($7,315 principal and legal fees of $500) into 1,563,000 shares, converted at a rate of $0.00468 per share, with a loss on conversion of $23,445 as the current stock price was $0.02 (see Note 9). On November 22, 2016, a default fee of $8,593 was added to the principal balance. On November 28, 2016, Global converted $4,890 ($4,390 principal and legal fees of $500) into 1,420,000 shares, converted at a rate of $0.003444 per share, with a loss on conversion of $23,010 as the current stock price was $0.02 (see Note 9). On December 7, 2016, Global converted $8,550 ($8,050 principal and legal fees of $500) into 1,900,000 shares, converted at a rate of $0.004237 per share, with a loss on conversion of $29,450 as the current stock price was $0.02 (see Note 9). On December 22, 2016, Global converted $7,695 ($7,195 principal and legal fees of $500) into 1,900,000 shares, converted at a rate of $0.003787 per share, with a loss on conversion of $49,305 as the current stock price was $0.03 (see Note 9). As of December 31, 2016, the principal balance is $4,643 and the accrued interest is $95. The Company has recorded a derivative liability of $4,451 as of December 31, 2016.

On August 23, 2016, the Company entered into a securities purchase agreement with EMA Financial, LLC (“EMA”), for $33,000. The Company received net proceeds of $29,700. The convertible promissory note provides for an OID of $3,300, a deduction of $3,000 for EMA’s legal fees, and a debt discount of $33,000. As of December 31, 2016, $1,175 of the OID had been amortized, $11,753 of the debt discount had been amortized, and there was accrued interest of $1,895. The Company has recorded a derivative liability of $80,035 as of December 31, 2016. On January 17, 2017, EMS converted $5,244, consisting of $4,642 of principal, $102 of accrued interest, and $500 in legal fees, into 2,056,545 shares of common stock. See Notes 6 and 8. The conversion price was $0.00255. A loss on conversion will be recorded accordingly.

On September 12, 2016, LG converted $8,500 of principal of the October 22, 2015 convertible promissory note (see Note 6) into 680,000 shares of common stock. The conversion price, based on a 50% discount, was $0.0125. A loss on conversion will be recorded accordingly.

On October 6, 2016, the Company entered into a convertible promissory note with EMA for $33,000. The note matures on October 6, 2017 and bears interest at 12%. A debt discount of $33,000 was recorded. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. As of December 31, 2016, $7,775 of the debt discount had been amortized, and there was accrued interest of $944. The Company has recorded a derivative liability of $54,327 as of December 31, 2016.

On December 2, 2016, the Company entered into a convertible promissory note with Global for $18,700. The note matures on December 2, 2017 and bears interest at 12%. The convertible promissory note provides for an OID of $1,700. Therefore, the net proceeds to the Company was $11,500. A debt discount of $18,700 was recorded. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. As of December 31, 2016, $135 of the OID had been amortized, $1,049 of the debt discount had been amortized, and there was accrued interest of $184. The Company has recorded a derivative liability of $31,890 as of December 31, 2016.

On December 15, 2016, the Company entered into a convertible promissory note with GPL for $40,463. The note matures on July 15, 2017 and bears interest at 10%. A debt discount of $40,463 was recorded. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. On December 22, 2016, GPL converted $3,000 into 3,000,000 shares of common stock (see Note 6). The conversion was at a rate of $0.001, which was the adjusted rate due to certain conditions of default. A loss on conversion of $87,000 was recorded. On January 17, 2017, GPL converted $4,500 into 4,500,000 shares of common stock (see Notes 6 and 8). The conversion was at a rate of $0.001, which was the adjusted rate due to certain conditions of default. A loss on conversion of $20,250 will be recorded. As of December 31, 2016, $3,054 of the debt discount had been amortized, and there was accrued interest of $188.

On December 13, 2016, the Company entered into a convertible promissory note with GPL for $10,000. The note matures on July 13, 2017 and bears interest at 12%. A debt discount of $10,000 was recorded. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. As of December 31, 2016, $849 of the debt discount had been amortized, and there was accrued interest of $62. The Company has recorded a derivative liability of $17,154 as of December 31, 2016.

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

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

On July 1, 2016, the Board of Directors of the Company agreed with Rubakh to reduce his compensation to $75,000 per year and to terminate the monthly issuance of 30,000 shares of common stock and in exchange, Rubakh will receive 30,000 shares of Series B Preferred Stock on a quarterly basis with the initial issuance effective for the period April 1, 2016 through June 30, 2016 were issued on August 29, 2016, the second issuance for the period July 1, 2016 through September 30, 2016 were issued on September 1, 2016, and the third issuance for the period October 1, 2016 through December 31, 2016 were issued on November 1, 2016. Stock-based compensation of $639,000 was recorded. See Note 4.

For the six months ended December 31, 2016, the Company authorized the issuance of 90,000 shares of Series B preferred stock as part of Rubakh's compensation package. Stock-based compensation of $697,500 was recorded. See Note 4.

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

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

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

On October 6, 2016, Global converted $6,000 ($5,500 principal and legal fees of $500) of its note dated August 10, 2016 (see Note 5), into 1,000,000 shares, converted at a rate of $0.006 per share, with a loss on conversion of $23,000 as the current stock price was $0.029.

On November 9, 2016, Global converted $7,815 ($7,315 principal and legal fees of $500) of its note dated August 10, 2016 (see Note 5), into 1,563,000 shares, converted at a rate of $0.00468 per share, with a loss on conversion of $23,445 as the current stock price was $0.02.

On November 28, 2016, Global converted $5,890 ($5,390 principal and legal fees of $500) of its note dated August 10, 2016 (see Note 5), into 1,420,000 shares, converted at a rate of $0.004148 per share, with a loss on conversion of $22,010 as the current stock price was $0.02.

On December 7, 2016, Global converted $8,550 ($8,050 principal and legal fees of $500) of its note dated August 10, 2016 (see Note 5), into 1,900,000 shares, converted at a rate of $0.004237 per share, with a loss on conversion of $29,450 as the current stock price was $0.02.

On December 22, 2016, Global converted $7,695 ($7,195 principal and legal fees of $500) of its note dated August 10, 2016 (see Note 5), into 1,900,000 shares, converted at a rate of $0.003787 per share, with a loss on conversion of $49,305 as the current stock price was $0.03.

On December 22, 2016, GPL converted $3,000 of its note dated August 10, 2016 (see Note 5), into 3,000,000 shares, converted at a rate of $0.001 per share, with a loss on conversion of $87,000 as the current stock price was $0.03.

On January 17, 2017, GPL converted $4,500 of its note dated August 10, 2016 (see Notes 5 and 9), into 4,500,000 shares, converted at a rate of $0.001 per share, with a loss on conversion of $20,250 as the current stock price was $0.0055.

On January 17, 2017, EMS converted $5,244, consisting of $4,642 of principal, $102 of accrued interest, and $500 in legal fees, into 2,056,545 shares of common stock. The conversion was for the note dated August 23, 2016 (see Notes 5 and 9). The conversion price was $0.00255. A loss on conversion will be recorded accordingly.

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

Warrants

The Company has granted warrants to officers and directors. Warrant activity for officers and directors for the three months ended December 31, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Terms	Value

Outstanding at June 30, 2016	3,000,000	$0.74

Granted	-	$-
Forfeited	-	$-
Exercised		$-

Outstanding at December 31, 2016	3,000,000	$0.74	4.01	$-

Exercisable at December 31, 2016	3,000,000	$0.74

Weighted Average Grant Date Fair Value		$0.74

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

The Company has granted warrants to non-employees. Warrant activity for non-employees for the three months ended December 31, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Terms	Valu e

Outstanding at June 30, 2016	60,000	$0.25

Granted	165,000	$0.15
Forfeited		$-
Exercised		$-

Outstanding at December 31, 2016	225,000	$0.177	4.00	$-

Exercisable at December 31, 2016		$0.177

Weighted Average Grant Date Fair Value		$0.177

EMS FIND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

NOTE 7 – DISCONTINUED OPERATIONS

As of the second quarter of 2015, the subsidiary, EMS Factory, Inc. discontinued operations which is reflected in the consolidated statements of income and consolidated statements of cash flows. Assets classified as held for sale are reported in the consolidated balance sheet. The Company will sell the remainder if the fixed assets and currently has no cost associated to the assets. The Company reported a loss of $0 and loss of $76,670 during the period ending December 31, 2016 and 2015, respectively.

Reconciliation of the Items Constituting Profit and (Loss)

from Discontinued Operations

(unaudited)

	December 31,	December 31,
	2016	2015
Revenues	$-	$-
Cost of sales	-	-
General and administrative	-	76,576
Depreciation and amortization	-	94
	$-	$(76,670)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of February 10, 2017, there were no pending or threatened lawsuits, except as stated below.

On October 14, 2016, the Supreme Court of the State of New York County of Kings, in regards to LG Capital Funding, LLC v. EMS Find, Inc., issued a judgment against EMS Find, Inc. in favor of LG Capital Funding, LLC, in the amount of $135,202, which includes principal and interest (calculated as of September 29, 2016), in regards to the convertible promissory note dated October 22, 2015. The judgment includes an Information Subpoena with Restraining Notice, which addressed the EMS Find, Inc. bank account at TD Bank. As of the date of this filing, $1,304 was garnished.

NOTE 9 – SUBSEQUENT EVENTS

On January 17, 2017, GPL converted $4,500 of its note dated August 10, 2016 (see Notes 5 and 8), into 4,500,000 shares, converted at a rate of $0.001 per share, with a loss on conversion of $20,250 as the current stock price was $0.0055.

On January 17, 2017, EMS converted $5,244, consisting of $4,642 of principal, $102 of accrued interest, and $500 in legal fees, into 2,056,545 shares of common stock. The conversion was for the note dated August 23, 2016 (see Notes 5 and 6). The conversion price was $0.00255. A loss on conversion will be recorded accordingly.

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

On April 6, 2016 we completed the sale of our subsidiary Viva Entertainment Group, Inc. (“Viva Entertainment”) to Black River Petroleum Corp., a Nevada publicly-traded company (“Black River”), at a closing where, in exchange for all sale of all of the outstanding shares of Viva Entertainment, Black River issued to the Company its 10% promissory note in the principal amount of $100,000, due December 31, 2016. In connection with the sale, Viva Entertainment’s Chief Executive Officer, Johnny Falcones (“Falcones”), a member of our Board of Directors, resigned from all positions at our Company and was elected as the sole director and President and Chief Executive Officer of Black River, to manage the development and marketing of Viva Entertainment’s over the top (IPTV/OTT) application for connected TV’s, desktop computers, tablets, and smart phones.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2016 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2015

Revenues

Our revenue was $0 and $0 for the three months ended December 31, 2016 and 2015.

General and Administrative Expenses

For the three months ended December 31, 2016, our general and administrative expenses were $97,034 compared to $403,178 for the three months ended December 31, 2015, resulting in a decrease of $306,144. The decrease was primarily due to the reduction of stock-based compensation ($58,500 for the three months ended December 31, 2016 compared to $323,984 for the three months ended December 31, 2015).

Net Loss

For the three months ended December 31, 2016, our net loss was $74,960 compared to a net loss of $538,251 for the three months ended December 31, 2015. The net loss for the three months ended December 31, 2016 was partially contributable to beneficial conversion feature ("BCF") expense, $107,578, original issue discount ("OID"), $3,611, the loss on the conversion of debt into common stock, $234,210, offset by the change in the fair value of embedded conversion options, $376,412.

SIX MONTHS ENDED DECEMBER 31, 2016 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2015

Revenues

Our revenue was $0 and $0 for the six months ended December 31, 2016 and 2015.

General and Administrative Expenses

For the six months ended December 31, 2016, our general and administrative expenses were $852,350 compared to $589,476 for the six months ended December 31, 2015, resulting in an increase of $262,874, primarily contributable to an increase in stock-based compensation of $378,466 offset by a reduction in executive compensation of $112,411.

Net Loss

For the six months ended December 31, 2016, our net loss was $261,437 compared to a net loss of $773,653 for the six months ended December 31, 2015. The net loss for the six months ended December 31, 2016 was partially contributable to BCF expense, $182,558, OID, $19,454, the loss on the conversion of debt into common stock, $349,484, offset by the change in the fair value of embedded conversion options, $1,157,729.

LIQUIDITY AND CAPITAL REQUIREMENTS

Overview

As of December 31, 2016, the Company had $28,523 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

Liquidity and Capital Resources during the six months ended December 31, 2016 compared to the six months ended September 30, 2015

We used cash in operations of $157,708 for the six months ended December 31, 2016 compared to cash used in operations of $395,244 for the six months ended December 31, 2015. The negative cash flow from operating activities for the six months ended December 31, 2016 is attributable to the Company's net loss from operations of $261,437 primarily due to the issuance of common stock for services, $702,450, BCF expense, $182,558, and the loss on conversion of debt into common stock, $349,484, offset by the change in the fair value of embedded conversion options, $1,157,729. Cash used in operations for the six months ended December 31, 2015 is attributable to the Company's net loss of $773,653.

We used cash in investing or financing activities of $0 and $0 for the six months ended December 31, 2016 and 2015.

We had cash provided by financing activities of $184,257 for the six months ended December 31, 2016 compared to $435,500 for the same period in 2015.

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

Going Concern

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of December 31, 2016 of $701,419, and used cash in operations of $157,708 and $395,244 for the six months ended December 31, 2016 and 2015, respectively. In addition, as of December 31, 2016, the Company had an accumulated deficit of $5,421,194. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company accounts for non-employee share-based awards based upon ASC 505-50, "Equity-Based Payments to Non-Employees." ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete. Generally, our awards do not entail performance commitments. When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete. Dilutive common stock equivalent shares which may dilute future earnings per share consist of warrants to purchase 3,225,000 at December 31, 2016 shares of common stock and convertible notes convertible into approximately 15,990,474 common shares. Equivalent shares are not utilized when the effect is anti-dilutive.

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

Adjusted Net Loss	For the Six Months Ended
	December 31,
	2016	2015

Net loss	$(261,437)	$(773,653)
Amortization of beneficial conversion feature	(182,558)	(12,885)
Amortization of original issue discount	(19,454)	(5,020)
Loss on conversion of debt into common stock	(349,484)	-
Change in FV of embedded conversion options	1,192,197	(86,674)

Adjusted net loss	$(902,138)	$(686,979)

Weighted average shares outstanding
-basic and diluted	39,660,326	28,870,906

Adjusted basic and diluted net loss per share	$(0.02)	$(0.02)

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

Adjusted EBITDA	For the Six Months Ended
	December 31,
	2016	2015

Net loss from operations	$(261,437)	$(773,653)
Interest expense	(15,320)	(2,928)
Amortization of beneficial conversion feature	(182,558)	(12,885)
Amortization of original issue discount	(19,454)	(5,020)
Stock-based compensation	(702,450)	(323,984)
Loss on conversion of debt into common stock	(349,484)	-
Change in FV of embedded conversion options	1,192,197	(86,674)

Adjusted EBITDA	$(184,368)	$(342,162)

Weighted average shares outstanding
-basic and diluted	39,660,326	28,870,906

Adjusted basic and diluted net loss per share	$(0.00)	$(0.01)

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings in which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficiary of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us, except as stated below. Our property is not the subject of any pending legal proceedings.

On October 14, 2016, the Supreme Court of the State of New York County of Kings, in regards to LG Capital Funding, LLC v. EMS Find, Inc., issued a judgment against EMS Find, Inc. in favor of LG Capital Funding, LLC, in the amount of $135,202, which includes principal and interest (calculated as of September 29, 2016), in regards to the convertible promissory note dated October 22, 2015. The judgment includes an Information Subpoena with Restraining Notice, which addressed the EMS Find, Inc. bank account at TD Bank. As of the date of this filing, $1,304 was garnished.

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

On November 9, 2016, Global converted $7,815 ($7,315 principal and legal fees of $500) of its note dated August 10, 2016, into 1,563,000 shares, converted at a rate of $0.00468 per share.

On November 28, 2016, Global converted $5,890 ($5,390 principal and legal fees of $500) of its note dated August 10, 2016, into 1,420,000 shares, converted at a rate of $0.004148 per share.

On December 7, 2016, Global converted $8,550 ($8,050 principal and legal fees of $500) of its note dated August 10, 2016, into 1,900,000 shares, converted at a rate of $0.004237 per share.

On December 22, 2016, Global converted $7,695 ($7,195 principal and legal fees of $500) of its note dated August 10, 2016, into 1,900,000 shares, converted at a rate of $0.003787 per share.

On December 22, 2016, GPL converted $3,000 of its note dated August 10, 2016, into 3,000,000 shares, converted at a rate of $0.001 per share.

On January 17, 2017, GPL converted $4,500 of its note dated August 10, 2016, into 4,500,000 shares, converted at a rate of $0.001 per share.

On January 17, 2017, EMS converted $5,244, consisting of $4,642 of principal, $102 of accrued interest, and $500 in legal fees, into 2,056,545 shares of common stock. The conversion was for the note dated August 23, 2016. The conversion price was $0.00255.

For the six months ended December 31, 2016, the Company authorized the issuance of 90,000 shares of Series B preferred stock as part of Rubakh's compensation package.

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

10.14

Securities Purchase Agreement, dated August 23, 2016, between EMA Financial, LLC, and the Company [Incorporated by reference to Exhibit 10.14 to our Form 10-Q for the period ended September 30, 2016, filed with the SEC on October 25, 2016.]

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

______________

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

EMS FIND, INC.

Dated: February 14, 2017	By:	/s/ Steve Rubakh
Steve Rubakh
President and Chief Executive Officer, and Principal Financial Officer

