Form 10-Q
period 2017-03-31
EMS FIND, INC.
filed 2017-06-01
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-174759

EMS FIND, INC.
(Exact Name of Registrant as Specified in Its charter)

Nevada	38-3839462
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

73 Buck Road, Suite 2, Huntingdon Valley, PA 19006

(Address of principal executive offices) (Zip Code)

(215) 350-2255

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, $0.001 par value per share, was 173,031,382 as of June 1, 2017.

EMS FIND, INC.

FORM 10-Q

MARCH 31, 2017

2

PART I – FINANCIAL INFORMATION

EMS Find, Inc.
Condensed Balance Sheets

	March 31, 2017	June 30, 2016
	(Unaudited)
ASSETS

Current assets:
Cash	$31,082	$1,975
Other receivable	566	566
Total current assets	31,648	2,541

Other assets:
Property and equipment held for sale, net	4,870	4,870
Deposits	700	700
Total other assets	5,570	5,570

Total assets	$37,218	$8,111

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Convertible notes payable, net of discounts	$259,426	$188,131
Accounts payable	30,138	13,915
Due to related party	37,042	31,476
Accrued expenses	43,862	36,543
Checks written in excess of cash balance	-	11,695
Derivative liability	579,105	1,208,414
Total current liabilities	949,573	1,490,174

Total liabilities	949,573	1,490,174

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, $0.001 par value, (20,000,000 shares authorized, 500,000 shares issued and outstanding)	500	500
Series B preferred stock, $0.001 par value, (500,000 shares authorized, 120,000 and 0 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively)	120	-
Common stock, $0.001 par value, (3,000,000,000 shares authorized, 113,021,170 and 32,711,272 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively)	113,021	32,711
Additional paid-in capital	4,080,966	3,644,483
Accumulated deficit	(5,106,962)	(5,159,757)
Total stockholders’ deficit	(912,355)	(1,482,063)

Total liabilities and stockholders’ deficit	$37,218	$8,111

See notes to condensed financial statements

EMS Find, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expenses:
Consulting fees	750	12,768	4,742	64,984
Professional fees	11,760	9,385	64,768	50,934
Executive compensation	30,750	2,491	56,250	49,307
Stock-based compensation	19,360	2,342,097	721,810	2,666,081
Research and development	-	13,942	738	119,303
Payroll	-	6,447	-	54,542
General and administrative	39,234	33,247	103,096	75,978
Rent	1,900	2,100	4,700	7,400
Depreciation and amortization	-	46	-	140

Total operating expenses	103,754	2,422,523	956,104	3,088,669

Loss from operations	(103,754)	(2,422,523)	(956,104)	(3,088,669)

Other income (expense):
Amortization of debt discount	(119,060)	(34,443)	(301,618)	(47,328)
Amortization of original issue discount	(5,515)	(9,324)	(24,969)	(14,344)
Change in fair value of derivative liability	929,850	11,532	2,087,579	(75,142)
Loss on sale of property and equipment	-	(22,855)	-	(22,855)
Loss on conversion of debt into common stock	(344,935)	-	(694,419)	-
Interest expense	(42,354)	(4,986)	(57,674)	(7,914)

Total other income (expense)	417,986	(60,076)	1,008,899	(167,583)

Income (loss) before income taxes	314,232	(2,482,599)	51,317	(3,256,252)

Provision for income taxes	-	-	-	-

Net income (loss)	$314,232	$(2,482,599)	$52,795	$(3,256,252)

Net income (loss) per common share, basic and diluted	$0.00	$(0.08)	$0.00	$(0.11)

Weighted average number of common shares outstanding:
Basic	71,884,144	29,076,715	47,911,533	28,939,010
Diluted	195,662,692	29,076,715	171,690,081	28,939,010

See notes to condensed financial statements

EMS Find, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$52,795	$(3,256,252)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	721,810	2,666,081
Amortization of debt discount	301,618	47,328
Amortization of original issue discount	24,969	14,344
Change in fair value of derivative liability	(2,087,579)	75,142
Loss on sale of property and equipment	-	22,855
Loss on conversion of debt into common stock	694,419	-
Financing fees related to notes payable	40,993	12,000
Depreciation and amortization	-	140
Changes in assets and liabilities:
Deposits	-	(700)
Accounts payable	32,769	(13,712)
Due to related party	42,782	(47,651)
Accrued expenses	9,626	12,598
Checks written in excess of cash balance	(11,695)	-

Net cash used in operating activities	(177,493)	(467,827)

Cash flows from investing activities	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	206,600	200,500
Proceeds from related party	-	178,844
Proceeds from sale of common stock	-	55,000

Net cash provided by financing activities	206,600	434,344

Net increase (decrease) in cash	29,107	(33,483)
Cash, beginning of period	1,975	45,843

Cash, end of period	$31,082	$12,360

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Shares issued for convertible notes payable	$808,452	$260,480
Shares issued for due to related party	68,716	210,000
Shares issued for accounts payable	16,546	-
Derivative liability	1,458,270	227,411
Cancellation of preferred stock	-	(500)
Debt discount	359,659	-
Accrued interest for notes payable	462	-

See notes to condensed financial statements

EMS Find, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2017

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

EMS Find, Inc. (the “Company,” “we,” “our,” or “EMS Find”) was incorporated in the State of Nevada on March 22, 2011, under the name of Lightcollar, Inc. On March 20, 2015, the Company amended its articles of incorporation and changed its name from Lightcollar, Inc. to EMS Find, Inc., and in May 2017, changed its name to Integrated Ventures, Inc. (see Note 9).

On December 23, 2014, the Company authorized a forward split (the “Forward Split”) of its issued and authorized common shares, whereby every one (1) old share of common stock was exchanged for five (5) new shares of the Company’s common stock. As a result, the issued and outstanding shares of common stock was increased from five million six hundred fifty thousand (5,650,000) common shares prior to the Forward Split to twenty-eight million two hundred fifty thousand (28,250,000) common shares following the Forward Split. Fractional shares were rounded upward.

On March 10, 2015, the Company, with the approval of a majority vote of its shareholders filed a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series A preferred stock (the “Series A Designation” and the “Series A Preferred Stock”). The terms of the Certificate of Designation of the Series A Preferred Stock, which was filed with the State of Nevada on March 12, 2015, include the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of Series A Preferred Stock, Series A Preferred Stock shares are not convertible into shares of our common stock.

On March 31, 2015, the Company signed the share exchange agreement with EMS Factory, Inc. (“EMS Factory”), a company incorporated under the laws of the State of Pennsylvania, and the shareholder of EMS Factory (the “Selling Shareholder”) pursuant to a share exchange agreement by and among the Company, EMS Factory and the Selling Shareholder. The Company acquired 100% of the issued and outstanding securities of EMS Factory in exchange for the issuance of 10,000,000 shares of the Company’s restricted Common Stock, par value $0.001 per share and 500,000 shares of the Company’s Series A Preferred Stock, par value $0.001. As a result of the Agreement the Selling Shareholder acquired up to 49% of the voting rights of Company’s currently issued and outstanding shares of common stock. Upon completion of the agreement, EMS Factory became a wholly-owned subsidiary and the Company acquired the business and operations of EMS Factory. As of the second quarter of 2015, EMS Factory discontinued operations.

The Company transitioned its operations from acting as a licensed ambulance provider to providing medical transportation information and acting as an intermediary coordinating dispatch services for providers, patients and medical transport companies. The Company is designing, developing, marketing, and operating software assets mainly in the on-demand mobile healthcare sector, and plans to expand its mobile technology operations to acquisitions of or partnering with revenue generating companies, primarily in the healthcare, e-commerce, mobile technologies, transportation and consumer goods markets. There is no assurance that the required additional capital for this effort will be available to enable us to expand the scope of our operations into this area. The Company plans to change its name to Integrated Ventures, Inc. to reflect its new plan to diversify the Company's operation.

On October 21, 2015, the Company formed Viva Entertainment Group, Inc. (“Viva Entertainment,”) a Delaware corporation, as a wholly-owned subsidiary. Viva Entertainment was formed to manage the development and marketing of it’s over the top (“IPTV/OTT”) application for connected TVs, desktop computers, tablets and smart phones. On April 6, 2016, the Company sold Viva Entertainment to Black River Petroleum Corp. (“Black River”).

EMS Find, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2017

(Unaudited)

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended March 31, 2017 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2017. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 filed on September 27, 2016 and Management’s Discussion and Analysis of Financial Condition and Results of Operations. For accounting purposes and due to the accounting for the reverse merger, the Company is using the accounting year end of April 30 of EMS Factory, Inc. for the presentation in this filing.

Nature of Business

The Company has discontinued its EMS Factory business and has sold its subsidiary, Viva Entertainment. The Company plans in the near future to restructure its operations from a software development company to a holdings company.

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had cash balances of $31,082 and $1,975 as of March 31, 2017 and June 30, 2016 respectively.

Property and Equipment Held for Sale

Property and equipment held for sale consists of ambulances and medical equipment stated at cost. Ambulance and medical equipment is depreciated using the straight-line method over the estimated service life of five years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

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

EMS Find, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2017

(Unaudited)

We estimate the fair value of the derivatives associated with our convertible notes payable using the Black-Scholes pricing model. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

During the nine months ended March 31, 2017, the Company had the following activity in its derivative liability:

Derivative liability at June 30, 2016	$1,208,414
Addition to liability for new debt issued	1,458,270
Change in fair value	(2,087,579)

Derivative liability at March 31, 2017	$579,105

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

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options, warrants and other equity based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50. The Company estimates the fair value of stock options and warrants at the grant date by using the Black-Scholes option-pricing model.

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

EMS Find, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2017

(Unaudited)

Revenue Recognition

The Company’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon services rendered.

Income Taxes

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2016, tax year 2015 remains open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Income (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share include 4,550,833 common shares issuable upon exercise of outstanding options and warrants and 123,778,548 common shares issuable upon conversion of convertible notes payable. Equivalent shares are not utilized when the effect is anti-dilutive.

EMS Find, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2017

(Unaudited)

The common shares used in the computation of basic and diluted net income (loss) per share are reconciled as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Weighted average number of shares outstanding – basic	71,884,144	29,076,715	47,911,533	28,939,010
Dilutive effect of convertible debt	123,778,548	-	123,778,548	-

Weighted average number of shares outstanding – diluted	195,662,692	29,076,715	171,690,081	28,939,010

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-4, “Intangibles – Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment.” This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In January 2017, the FASB issued ASU No. 2017-1, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments of this ASU are effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update are to be applied prospectively on or after the effective date. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

Reclassifications

Certain amounts in the condensed financial statements for the three and nine months ended March 31, 2016 have been reclassified to conform to the presentation for the three and nine months ended March 31, 2017.

2. GOING CONCERN

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of March 31, 2017 of $917,925, and used net cash in operations of $177,493 and $467,827 for the nine months ended March 31, 2017 and 2016, respectively. In addition, as of March 31, 2017, the Company had an accumulated deficit of $5,106,962. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

EMS Find, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2017

(Unaudited)

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

3. PROPERTY AND EQUIPMENT HELD FOR SALE

Property and equipment held for sale consisted of the following at:

	March 31,	June 30,
	2017	2016

Property and equipment held for sale	$13,246	$13,246
Less accumulated depreciation	(8,376)	(8,376)

Net	$4,870	$4,870

Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 was $0 and $46, respectively. Depreciation and amortization expense for the nine months ended March 31, 2017 and 2016 was $0 and $140, respectively. After the merger in March 2015, the Company discontinued all of its ambulance services. During the three months and nine months ended March 31, 2017 and 2016, The Company wrote down its property and equipment held for sale and recorded a loss of $22,855.

4. RELATED PARTY TRANSACTIONS

On August 5, 2015, Shang Fei resigned from the Company as a board member and surrendered his 500,000 shares of Series A Preferred Stock which the Company had issued to him in March 2015. Mr. Shang Fei also has provided the Company with $260,000 of capital of which $210,000 and a prior loan for expenses of $19,095 were converted into 212,050 shares of common stock.

On September 25, 2015, the Company authorized the issuance of 125,000 shares of common stock as part of an agreement with Daniel Grillo (“Grillo”), a director of the Company, for services from September 25, 2015 through March 31, 2016. The value of the shares was amortized over the period of the agreement.

EMS Find, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2017

(Unaudited)

On October 28, 2015, Viva Entertainment, a subsidiary of the Company, entered into an employment agreement with Johnny Falcones (“Falcones”), for the period October 28, 2015 through December 31, 2018. Falcones was issued on January 2, 2016, warrants to purchase 3,000,000 shares of common stock of the Company, with an exercise price of $0.74 and an expiration date of January 2, 20121. The common stock of the Company current price on the date of the issuance was $0.47. The warrants were valued at $0.383 using a Black-Scholes calculation. The Company recorded an expense of $1,149,000 in the three months and nine months ended March 31, 2016. Additionally, Falcones would receive three year warrants to purchase up to 5% of the common stock of Viva Entertainment, at an exercise price of $0.50, which are exercisable in the event that Viva Entertainment is spun out of the Company. Furthermore, Falcones was to receive 375,000 shares of common stock of the Company on a monthly basis, starting on February 1, 2016, for a period of four months, for an aggregate total of 1,500,000 shares of common stock of the Company. On April 6, 2016, as part of the sale of Viva Entertainment, these warrants held by Falcones were cancelled and his employment agreement terminated.

On January 2, 2016, the Company issued 3,000,000 warrants for common stock of the Company to Steve Rubakh, the Company’s President and Chief Executive Officer, as a compensation incentive. The warrants mature on January 2, 2021. The exercise price is $0.74 and the warrant has a cashless exercise option. The common stock of the Company current price on the date of issuance was $0.47. The warrants were valued at $0.383 using a Black-Scholes calculation. The Company recorded a stock-based compensation expense of $1,149,000 in the three months and nine months ended March 31, 2016.

On March 15, 2016, the Company issued 242,424 shares of common stock to Sophia Rubakh, a relative of Steve Rubakh, in consideration of various consulting administrative and marketing services provided to the Company. The shares were issued with a value of $0.21, or $50,909.

On June 1, 2016, the Company entered into a convertible promissory note with Steve Rubakh, converting $81,364 of payables to Steve Rubakh into the note. The note is non-interest bearing and matures on December 1, 2016. The note has a conversion rate of $0.03 per share. The closing price of the Company’s common stock on the previous day was $0.08. On June 27, 2016, Steve Rubakh converted the principal of $81,364 into 2,712,133 shares of common stock. The conversion price was $0.03 whereas the current stock price was $0.14 therefore, a loss of $298,335 was recorded. Additionally, beneficial conversion feature expense of $61,134 had been recorded as of the date of conversion.

On July 1, 2016, the Board of Directors of the Company agreed with Steve Rubakh to reduce his compensation to $75,000 per year and to terminate the monthly issuance of 30,000 shares of common stock and in exchange, Steve Rubakh will receive 30,000 shares of Series B Preferred Stock on a quarterly basis. For the nine months ended March 31, 2017, the Company authorized the issuance of 120,000 shares of Series B preferred stock as part of Steve Rubakh’s compensation package. Stock-based compensation of $707,100 was recorded.

On July 1, 2016, the Board of Directors of the Company agreed with Steve Rubakh to convert $6,000 of accrued compensation into 300,000 shares of common stock, at a conversion rate of $0.02 per share. The current price of the common stock was $0.125, therefore, a loss on conversion of $31,500 was recorded.

On February 14, 2017, the Board of Directors of the Company agreed with Steve Rubakh to convert $31,216 of accrued compensation into 12,486,400 shares of common stock, at a conversion rate of $0.0025 per share.

On February 14, 2017, 6,618,400 shares of common stock valued at $16,546 were issued to Steve Rubakh to reimburse him for payments made by him to a vendor.

EMS Find, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2017

(Unaudited)

5. CONVERTIBLE NOTES PAYABLE

Convertible notes payable, all classified as current, consist of the following:

	March 31, 2017				June 30, 2016
			Original				Original
		Debt	Issue			Debt	Issue
	Principal	Discount	Discount	Net	Principal	Discount	Discount	Net

LG Capital Funding, LLC	$125,000	$-	$-	$125,000	$125,000	$(13,905)	$(5,840)	$105,525
LG Capital Funding, LLC	-	-	-	-	125,000	(34,132)	$(7,992)	82,876
Old Main Capital, LLC	33,333	(10,228)	(1,023)	22,082	-	-	-	-
River North Equity, LLC	31,297	-	-	31,297	-	-	-	-
EMA Financial, LLC	16,341	-	-	16,341	-	-	-	-
Global Opportunity Group, LLC	18,700	(7,540)	(1,146)	10,014	-	-	-	-
GPL Ventures, LLC	39,193	(17,638)	-	21,555	-	-	-	-
EMA Financial, LLC	33,000	(17,088)	-	15,912	-	-	-	-
GPL Ventures, LLC	10,000	(4,906)	-	5,094	-	-	-	-
Global Opportunity Group, LLC	10,000	(8,740)	(874)	386	-	-	-	-
Global Opportunity Group, LLC	15,840	(2,975)	-	12,865	-	-	-	-
Howard Schraub	8,638	(8,306)	-	332	-	-	-	-
Howard Schraub	16,500	(16,364)	-	136	-	-	-	-
Global Opportunity Group, LLC	18,150	(18,002)	(1,736)	(1,588)	-	-	-	-

Total	$375,992	$(111,788)	$(4,779)	$259,426	$250,000	$(48,037)	$(13,832)	$188,131

On October 22, 2015, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”), dated as of October 22, 2015, with LG Capital Funding, LLC (“LG”), pursuant to which the Company sold LG a convertible note in the principal amount of $125,000 (the first of four such Convertible Notes each in the principal amount of $125,000 provided for under the Purchase Agreement), bearing interest at the rate of 8% per annum (the “Convertible Note”). Each of the Convertible Notes issuable under the Purchase Agreement provides for a 15% original issue discount (“OID”), such that the purchase price for each Convertible Note is $106,250, and at each closing LG is entitled to be paid $6,000 for legal and other expenses. The Convertible Note provides LG the right to convert the outstanding balance, including accrued and unpaid interest, of such Convertible Note into shares of the Company’s common stock at a price (“Conversion Price”) for each share of common stock equal to 80% of the lowest trading price of the common stock as reported on the National Quotations Bureau for the OTCQB exchange on which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. The Convertible Note is payable, along with interest thereon, on October 22, 2016 and is in default. As of March 31, 2017, $13,255 of interest has been accrued. The convertible note has an OID of 15%, which was recorded at $18,750 and which was fully amortized as of March 31, 2017. The Company recorded a debt discount of $44,643, which was fully amortized as of March 31, 2017. The Company has recorded a derivative liability of $139,055 as of March 31, 2017.

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

EMS Find, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2017

(Unaudited)

On December 3, 2015, the Company issued the second convertible note to LG for $125,000. As of March 31, 2017, $9,278 of interest has been accrued. The Company has recorded an OID of 15%, which was recorded at $18,750 and which was fully amortized as of March 31, 2017. The Company has recorded a debt discount of $85,165, which was fully amortized as of March 31, 2017. The Company sold $60,000 principal of the note to Global Opportunity Group, LLC (“Global”) on August 18, 2016, $40,000 principal of the note and $462 accrued interest to GPL Ventures, LLC (“GPL”) on December 15, 2016 and sold $50,000 principal of the note (including a $25,000 penalty added to principal) to Global on February 21, 2017. The note has been repaid in full and no related derivative liability was recorded as of March 31, 2017.

On July 21, 2016, the Company entered into a convertible promissory note with Old Main Capital, LLC (“Old Main”) for $33,333. The note matures on July 21, 2017 and bears interest at 10%. The convertible promissory note provided for an OID of $3,333, a deduction of $1,250 for Old Main’s legal fees, and $2,500 for Old Main’s legal fees related to the equity purchase agreement. Therefore, the net proceeds to the Company was $26,250. The Company recorded a debt discount of $33,333. The conversion price is the lower of 65% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. As of March 31, 2017, $2,310 of the OID had been amortized, $23,105 of the debt discount had been amortized, and there was accrued interest of $2,320. The Company has recorded a derivative liability of $46,420 as of March 31, 2017. Subsequent to March 31, 2017, the Company and Old Main entered into a Settlement Agreement & Mutual Release with respect to this note (see Note 8).

On July 25, 2016, the Company entered into an equity purchase agreement with River North Equity, LLC (“River North”) for up to $2,000,000. On July 25, 2016, the Company entered into a convertible promissory note with River North for $33,333. The convertible promissory note has a maturity date of March 29, 2017 and bears interest at 10%. The convertible promissory note provided for an OID of $3,333, a deduction of $4,000 for River North’s legal fees, and a debt discount of $33,333. The conversion price is the lower of 65% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. On February 1, 2017, River North converted $2,036 principal and $1,744 accrued interest into 2,643,876 common shares of the Company. As of March 31, 2017, the OID and the debt discount had been fully amortized and there was accrued interest of $2,310. The Company has recorded a derivative liability of $43,042 as of March 31, 2017.

On August 10, 2016, the Company entered into a convertible promissory note with Global for $16,500. The convertible promissory note has a maturity date of August 10, 2017 and bears interest at 12%. The convertible promissory note provided for an OID of $1,500, a deduction of $1,000 for Global’s legal fees, and a debt discount of $16,500. The Company received net proceeds of $15,000. Additionally, the Company issued 165,000 five-year warrants for common stock with an exercise price of $0.15 per share, subject to certain adjustments, and a cashless exercise option. The Company sold $16,500 principal of the note to Howard Schraub (“Schraub”) on March 16, 2017. As of March 31, 2017, the OID and the debt discount had been fully amortized and there was accrued interest of $1,063. The note has been repaid in full and no related derivative liability was recorded as of March 31, 2017.

On August 18, 2016, Global purchased $60,000 of the December 2015 LG convertible promissory note. The replacement convertible promissory note had a conversion feature of 50% of the previous 20 days’ lowest traded price. The acquisition was in two tranches, $30,000 each, thirty days apart. In a series of transactions during August 2016 through January 2017, Global converted $68,593 principal (including a penalty of $8,593 added to principal), $101 accrued interest payable and $5,000 in fees into 12,472,222 shares of the Company’s common stock, recording a total loss on conversion of $236,845. The replacement note has been repaid in full and no related derivative liability was recorded as of March 31, 2017.

On August 23, 2016, the Company entered into a convertible promissory note with EMA Financial, LLC (“EMA”), for $33,000. The convertible promissory note has a maturity date of August 23, 2017 and bears interest at 16%. The convertible promissory note provided for an OID of $3,300, a deduction of $3,000 for EMA’s legal fees, and a debt discount of $33,000. The Company received net proceeds of $29,700. Pursuant to three conversions in March 2017, EMA converted $16,659 principal and $261 in fees into 10,576,500 shares of the Company’s common stock, recording a total loss on conversion of $92,798. As of March 31, 2017, the OID and the debt discount had been fully amortized and there was accrued interest of $3,111. The Company has recorded a derivative liability of $26,292 as of March 31, 2017.

On October 6, 2016, the Company entered into a convertible promissory note with EMA for $33,000. The note matures on October 6, 2017 and bears interest at 12%. A debt discount of $33,000 was recorded. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. As of March 31, 2017, $15,912 of the debt discount had been amortized, and there was accrued interest of $2,246. The Company has recorded a derivative liability of $64,533 as of March 31, 2017.

EMS Find, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2017

(Unaudited)

On December 2, 2016, the Company entered into a convertible promissory note with Global for $18,700. The note matures on December 2, 2017 and bears interest at 12%. The convertible promissory note provides for an OID of $1,700. Therefore, the net proceeds to the Company was $17,000. A debt discount of $18,700 was recorded. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. As of March 31, 2017, $554 of the OID had been amortized, $11,760 of the debt discount had been amortized and there was accrued interest of $738. The Company has recorded a derivative liability of $37,013 as of March 31, 2017. Additionally, the Company issued 82,500 five-year warrants for common stock with an exercise price of $0.15 per share, subject to certain adjustments, and a cashless exercise option.

On December 13, 2016, the Company entered into a convertible promissory note with GPL for $10,000. The note matures on July 13, 2017 and bears interest at 12%. A debt discount of $10,000 was recorded. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. As of March 31, 2017, $5,094 of the debt discount had been amortized, and there was accrued interest of $358. The Company has recorded a derivative liability of $18,617 as of March 31, 2017.

On December 15, 2016, GPL purchased $40,000 principal and $462 accrued interest of the December 2015 LG convertible promissory note. The replacement convertible promissory note with GPL for $40,462 matures on July 15, 2017 and bears interest at 10%. A debt discount of $40,462 was recorded. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. Pursuant to three conversions in December 2016 through February 2017, GPL converted $1,270 principal into 12,700,000 shares of the Company’s common stock, recording a total loss on conversion of $129,670. As of March 31, 2017, $23,005 of the debt discount had been amortized, and there was accrued interest of $1,153. The Company has recorded a derivative liability of $70,599 as of March 31, 2017.

On February 13, 2017, the Company entered into a convertible promissory note with Global for $10,000. The note matures on February 13, 2018 and bears interest at 2%. The convertible promissory note provides for an OID of $1,000. Therefore, the net proceeds to the Company was $9,000. A debt discount of $10,000 was recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. As of March 31, 2017, $126 of the OID had been amortized, $1,260 of the debt discount had been amortized and there was accrued interest of $25. The Company has recorded a derivative liability of $19,228 as of March 31, 2017. Additionally, the Company issued 33,333 seven-year warrants for common stock with an exercise price of $0.01 per share, subject to certain adjustments, and a cashless exercise option.

On February 21, 2017, Global purchased $50,000 principal of the December 2015 LG convertible promissory note. The $50,000 replacement note matures on February 21, 2018 and interest does not accrue prior to an event of default or the maturity date. A debt discount of $50,000 was recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Pursuant to four conversions in February 2017 through March 2017, Global converted $34,159 principal and $2,000 in fees into 17,923,000 shares of the Company’s common stock, recording a total loss on conversion of $171,586. As of March 31, 2017, $30,458 of the debt discount had been amortized. The Company has recorded a derivative liability of $30,458 as of March 31, 2017.

On March 16, 2017, Schraub purchased $16,500 principal of the August 10, 2016 Global convertible promissory note. The $16,500 replacement note matures on March 16, 2018 and bears interest at 12%. A debt discount of $16,500 was recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Pursuant to a conversion in March 2017, Schraub converted $7,862 principal and $400 in fees into 4,590,000 shares of the Company’s common stock, recording a loss on conversion of $33,048. As of March 31, 2017, $8,194 of the debt discount had been amortized and there was accrued interest of $45. The Company has recorded a derivative liability of $16,755 as of March 31, 2017.

EMS Find, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2017

(Unaudited)

On March 28, 2017, the Company entered into a convertible promissory note with Schraub for $16,500. The note matures on March 28, 2018 and bears interest at 10%. A debt discount of $16,500 was recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. As of March 31, 2017, $136 of the debt discount had been amortized and there was accrued interest of $14. The Company has recorded a derivative liability of $31,949 as of March 31, 2017. Additionally, the Company issued 605,000 seven-year warrants for common stock with an exercise price of $0.01 per share, subject to certain adjustments, and a cashless exercise option.

On March 28, 2017, the Company entered into a convertible promissory note with Global for $18,150. The note matures on March 28, 2018 and bears interest at 10%. The convertible promissory note provides for an OID of $1,750. Therefore, the net proceeds to the Company was $16,400. A debt discount of $18,150 was recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. As of March 31, 2017, $149 of the OID had been amortized, $14 of the debt discount had been amortized and there was accrued interest of $15. The Company has recorded a derivative liability of $35,144 as of March 31, 2017. Additionally, the Company issued 605,000 seven-year warrants for common stock with an exercise price of $0.01 per share, subject to certain adjustments, and a cashless exercise option.

As detailed above, during the nine months ended March 31, 2017, a total of 60,905,098 shares of the Company’s common stock, valued at $808,452, were issued in conversion of $130,579 principal, $1,845 accrued interest payable, $7,400 in fees, $5,709 adjustment to debt discount and $662,919 loss on conversion of debt into common stock.

6. STOCKHOLDERS’ DEFICIT

Preferred Stock

Series A Preferred Stock

On March 10, 2015, the Company, with the approval of a majority vote of its Board of Directors, approved the filing of a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series A preferred stock (the “Series A Designation” and the “Series A Preferred Stock”). The terms of the Certificate of Designation of the Series A Preferred Stock, which was filed with the State of Nevada on March 12, 2015, include the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of Series A Preferred Stock. The shares of Series A Preferred Stock are not convertible into shares of common stock.

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

EMS Find, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2017

(Unaudited)

Series B Preferred Stock

On December 21, 2015, the Company filed a Certificate of Designation for its new Series B Convertible Preferred Stock with the State of Nevada following approval by the board of directors of the Company. Five Hundred (500,000) Thousand shares of the Company’s authorized preferred stock are designated as the Series B Convertible Preferred Stock (the “Series B Preferred Stock”), par value of $0.001 per share and with a stated value of $0.001 per share (the “Stated Value”). Holders of Series B Preferred Stock shall be entitled to receive dividends, when and as declared by the Board of Directors out of funds legally available therefor. At any time and from time to time after the issuance of shares of the Series B Preferred Stock, each issued share of Series B Preferred Stock is convertible into One (100) Hundred shares of Common Stock (“Conversion Ratio”). The holders of the Series B Preferred Stock shall have the right to vote together with holders of Common Stock, on an as “converted basis”, on any matter that the Company’s shareholders may be entitled to vote on, either by written consent or by proxy. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series B Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series B Preferred Stock an amount equal to the Stated Value, and all other amounts in respect thereof then due and payable prior to any distribution or payment shall be made to the holders of any junior securities.

On July 1, 2016, the Board of Directors of the Company agreed to compensate Steve Rubakh on a quarterly basis through the issuance of 30,000 shares of Series B Preferred Stock. For the nine months ended March 31, 2017, the Company issued 120,000 shares of Series B preferred stock to Steve Rubakh valued at $707,100.

Common Stock

On January 20, 2017, the holder of in excess of 51% of the total voting power of all issued and outstanding shares of the Company authorized an amendment to the Company’s Certificate of Incorporation increasing the number of authorized common shares, $0.001 par value, to 3,000,000,000 shares. The Board of Directors of the Company approved the increase in the authorized number of common shares.

During the nine months ended March 31, 2017, the Company issued a total of 80,309,898 shares of its common stock.

On July 1, 2016, 300,000 shares of common stock valued at $37,500 were issued to Steve Rubakh for accrued compensation. See Note 4.

On February 14, 2017, 12,486,400 shares of common stock valued at $31,216 were issued to Steve Rubakh for accrued compensation. See Note 4.

On February 14, 2017, 6,618,400 shares of common stock valued at $16,546 were issued to Steve Rubakh to reimburse him for payments of $16,546 made by him to a vendor.

As detailed in Note 5, during the nine months ended March 31, 2017, a total of 60,905,098 shares of the Company’s common stock, valued at $808,452, were issued in conversion of $130,579 convertible note principal, $1,845 accrued interest payable, $7,400 in fees, $5,709 adjustment to debt discount and $662,919 loss on conversion of debt into common stock.

During the nine months ended March 31, 2016, the Company issued a total of 654,604 shares of its common stock.

On July 22, 2015, the Company sold 48,245 shares of common stock for $55,000.

On July 30, 2015, the Company issued 26,885 shares of common stock for debt converted of $31,465.

On August 5, 2015, Mr. Shang Fei, a former Director of the Company, agreed to convert $210,000 of capital provided the Company and a prior loan for expenses of $19,095 into a total of 212,050 shares of common stock. See Note 4.

On September 25, 2015, the Company authorized the issuance of 125,000 shares of common stock as part of an agreement with Grillo, a Director of the Company, for services from September 25, 2015 through March 31, 2016.

On March 15, 2016, the Company issued 242,424 shares of common stock to Sophia Rubakh, a relative of Steve Rubakh, in consideration of various consulting administrative and marketing services provided to the Company. The shares were issued with a value of $0.21, or $50,909.

EMS Find, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2017

(Unaudited)

7. WARRANTS

The Company has granted warrants to officers and directors. Warrant activity for officers and directors for the nine months ended March 31, 2017 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2016	3,000,000	$0.74
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable at March 31, 2017	3,000,000	$0.74	3.85	$-

On January 2, 2016, the Company issued 3,000,000 warrants to Steve Rubakh as a compensation incentive. The warrants expire on January 2, 2021. The exercise price is $0.74 and the warrant has a cashless exercise option. The market price of the common stock of the Company on the date of issuance was $0.47. The warrants were valued at $0.383 using a Black-Scholes calculation. The Company recorded a stock-based compensation expense of $1,149,000.

On January 2, 2016, the Company issued 3,000,000 warrants to Falcones as a compensation incentive. The warrants expire on January 2, 2021. The exercise price is $0.74 and the warrant has a cashless exercise option. The warrants were valued at $1,149,000 using a Black-Scholes calculation. As part of the April 6, 2016 sale of Viva Entertainment, these warrants were cancelled effective the date of issuance, therefore there were no expenses recorded related to the issuance.

The Company has granted warrants to non-employees, primarily in connection with the issuance of certain convertible promissory notes. See Note 5. Warrant activity for non-employees for the nine months ended March 31, 2017 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2016	60,000	$0.25
Granted	1,490,833	$0.03
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable at March 31, 2017	1,550,833	$0.04	6.40	$-

The warrants were valued at the grant date using a Black-Scholes calculation. During the nine months ended March 31, 2017, stock-based compensation totaling $14,710 was recorded for the warrants.

EMS Find, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2017

(Unaudited)

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits, except as stated below.

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

9. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Subsequent to March 31, 2017, the Company has issued a total of 173,031,382 shares of its common stock to various lenders in a series of conversions of convertible promissory note principal totaling $105,646.

Effective April 4, 2017, the Company entered into a convertible promissory note with Schraub for $20,000. The note matures on April 4, 2018 and bears interest at 10%. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Additionally, the Company issued 750,000 seven-year warrants for common stock with an exercise price of $0.01 per share, subject to certain adjustments, and a cashless exercise option.

On April 20, 2017, the Company entered into a Settlement Agreement & Mutual Release with River North and Old Main, two holders of convertible promissory notes (see Note 5) to settle the litigation arising from certain disputes related to the notes. In consideration for releases granted by the lenders, the Company agreed to the following:

•	enter into an Amendment to the Convertible Promissory Note Issued on July 25, 2016 to River North to establish the outstanding principal payable to River North at $50,000;

•	the payment of $30,000 to River North, which payment was financed by the issuance of a new convertible promissory note to Global;

•	enter into an Amendment to the Convertible Promissory Note Issued on July 25, 2016 to River North to establish the outstanding principal payable to Old Main at $56,000 (including legal fees) and

•	the payment of $30,000 to Old Main, which payment was financed by the issuance of a new convertible promissory note to Global.

Effective April 13, 2017, the Company entered into a convertible promissory note with Global for $30,000 to partially fund the settlement with Old Main discussed above. The note matures on April 13, 2018 and bears interest at 10%. The conversion price is 50% of the lowest traded price for the twenty-five consecutive trading days immediately preceding the applicable conversion date.

Effective May 16, 2017, the Company entered into a convertible promissory note with Global for $30,000 to partially fund the settlement with River North discussed above. The note matures on May 16, 2018 and bears interest at 10%. The conversion price is 50% of the lowest traded price for the twenty-five consecutive trading days immediately preceding the applicable conversion date.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

GENERAL

We were incorporated in the State of Nevada on March 22, 2013 under the name Lightcollar, Inc. On March 22, 2015, we changed our name to EMS Find, Inc., and in May 2017, we changed our name to Integrated Ventures, Inc. Our offices are located at 73 Buck Road, Suite 2, Huntingdon Valley, Pennsylvania 19006.

Effective March 31, 2015, we entered into a Share Exchange Agreement with the sole shareholder of EMS Factory, Inc., a Pennsylvania corporation (“EMS Factory”), and following the closing under the Share Exchange Agreement, EMS Factory became a wholly-owned subsidiary of the Company. As of the second quarter of 2015, EMS Factory discontinued operations.

The Company develops and markets B2B & B2C on-demand mobile platform, designed to connect health care providers and consumers to a network of medical transport companies throughout the United States and Canada and, on the internet and through mobile applications, and plans to provide specialized online marketing solutions for these businesses that boost customer awareness and merchant visibility on the internet and through mobile applications. The Company has recently determined to expand its business operations to acquisitions of or partnering with revenue generating companies, primarily in the healthcare, e-commerce, mobile technologies, transportation and consumer goods markets that have a seasoned management team, solid operating histories, minimum debt, high growth potential and tangible assets, designed to mitigate investor risk. The Company intends to work with these companies to finance and expand their operations with growth capital. We will require additional capital for this effort, and there is no assurance that such capital will be available to enable us to expand the scope of our operations into this new area.

On April 6, 2016 we completed the sale of our subsidiary Viva Entertainment Group, Inc. (“Viva Entertainment”) to Black River Petroleum Corp., a Nevada publicly-traded company (“Black River”), at a closing where, in exchange for all sale of all of the outstanding shares of Viva Entertainment, Black River issued to the Company its 10% promissory note in the principal amount of $100,000, due December 31, 2016. We have given no effect to the note receivable from this transaction in our financial statements, pending collection of the note and completion of the transaction. The note receivable was in default as of March 31, 2017. We discontinued consolidation of the accounts of Viva Entertainment effective April 6, 2016, In connection with the sale, Viva Entertainment’s Chief Executive Officer, Johnny Falcones (“Falcones”), a member of our Board of Directors, resigned from all positions at our Company and was elected as the sole director and President and Chief Executive Officer of Black River, to manage the development and marketing of Viva Entertainment’s over the top (IPTV/OTT) application for connected TV’s, desktop computers, tablets, and smart phones.

FINANCIAL OPERATIONS REVIEW

Since our inception through June 30, 2016, we have generated approximately $1.1 million in revenue. Revenues to date have been generated substantially from the now discontinued Ambulance services, which we have discontinued to focus on new revenue sources.

We are incurring increased costs as a result of being a publicly-traded company. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We also have paid compensation through the issuance of shares of our common stock and warrants, the valuation of which has resulted in significant stock-based compensation. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies and will require us to comply with these rules. These new rules and regulations have will increase our legal and financial compliance costs and have made some activities more time-consuming and costly. In addition, these new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do. As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

Revenues

We did not have any revenues for the three months ended March 31, 2017 and 2016.

Operating Expenses

For the three months ended March 31, 2017, our operating expenses totaled $103,754 compared to $2,422,523 for the three months ended March 31, 2016, resulting in a decrease of $2,318,769. The decrease was primarily due to the reduction of stock-based compensation, $19,360 for the three months ended March 31, 2017 compared to $2,342,097 for the three months ended March 31, 2016 when we issued warrants to officers and directors. The decrease in operating expenses in the current year quarter was partially offset by an increase in executive compensation, which increased to $30,750 from $2,491 in the three months ended March 31, 2016.

Other Income (Expense)

For the three months ended March 31, 2017, our other income totaled $417,986, comprised of change in fair value of derivative liability of $929,850, partially offset by amortization of debt discount of $119,060, amortization of original issue discount of $5,515, loss on conversion of debt into common stock of $344,935 and interest expense of $42,354. By comparison, our other expense totaled $60,076 for the three months ended March 31, 2016, comprised of amortization of debt discount of $34,443, amortization of original issue discount of $9,324, loss on sale of property and equipment of $22,855 and interest expense of $4,986, partially offset by change in fair value of derivative liability of $11,532.

The increase in our interest expense and in the amortization of debt discount in the three months ended March 31, 2017 resulted from the increase in our convertible notes payable.

The inputs used to estimate fair value of the derivatives associated with our convertible notes payable using the Black-Scholes pricing model are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

The significant increase in loss on conversion of debt into common stock in the three months ended March 31, 2017 resulted from multiple conversions of convertible notes payable into shares of our common stock where the conversion price was substantially lower than the current market price of the common shares issued in the conversions. We reported no loss on conversion of debt into common stock in the three months ended March 31, 2016.

Net Loss

As a result, our net income was $314,232 for the three months ended March 31, 2017 compared to net loss of $2,482,599 for the three months ended March 31, 2016.

NINE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2016

Revenues

We did not have any revenues for the nine months ended March 31, 2017 and 2016.

Operating Expenses

For the nine months ended March 31, 2017, our operating expenses totaled $956,104 compared to $3,088,669 for the nine months ended March 31, 2016, resulting in a decrease of $2,132,565. The decrease was primarily due to the reduction of stock-based compensation, $721,810 for the nine months ended March 31, 2017 compared to $2,666,081 for the nine months ended March 31, 2016 when we issued warrants to officers and directors. The decrease in operating expenses in the current year quarter was partially offset by an increases in professional fees, executive compensation and general and administrative expenses.

Other Income (Expense)

For the nine months ended March 31, 2017, our other income totaled $1,008,899, comprised of change in fair value of derivative liability of $2,087,579, partially offset by amortization of debt discount of $301,618, amortization of original issue discount of $24,969, loss on conversion of debt into common stock of $694,419 and interest expense of $57,674. By comparison, our other expense totaled $167,583 for the nine months ended March 31, 2016, comprised of amortization of debt discount of $47,328, amortization of original issue discount of $14,344, change in fair value of derivative liability of $75,142, loss on sale of property and equipment of $22,855 and interest expense of $7,914.

The increase in our interest expense and in the amortization of debt discount in the nine months ended March 31, 2017 resulted from the increase in our convertible notes payable.

The inputs used to estimate fair value of the derivatives associated with our convertible notes payable using the Black-Scholes pricing model are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

The significant increase in loss on conversion of debt into common stock in the nine months ended March 31, 2017 resulted from multiple conversions of convertible notes payable into shares of our common stock where the conversion price was substantially lower than the current market price of the common shares issued in the conversions. We reported no loss on conversion of debt into common stock in the nine months ended March 31, 2016.

Net Loss

As a result, our net income was $52,795 for the nine months ended March 31, 2017 compared to net loss of $3,256,252 for the nine months ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2017, the Company had $31,082 in cash. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general and administrative expenses, legal and accounting fees.

Sources and Used of Cash

We used net cash in operations of $177,493 in the nine months ended March 31, 2017 as a result of our net income of $52,795, non-cash expenses totaling $1,783,809, and increases in accounts payable of $32,769, due to related party of $42,782 and accrued expenses of $9,626, offset by non-cash gain of $2,087,579 and decrease in checks written in excess of cash balances of $11,695.

By comparison, we used net cash in operations of $467,827 in the nine months ended March 31, 2016 as a result of our net loss of $3,256,252, increase in deposits of $700 and decreases in accounts payable of $13,712 and due to related party of $47,651, partially offset by non-cash expenses totaling $2,837,890 and increase in accrued expenses of $12,598.

During the nine months ended March 31, 2017 and 2016, we had no net cash used in or provided by investing activities.

We had net cash provided by financing activities of $206,600 for the nine months ended March 31, 2017, comprised of proceeds from convertible notes payable. For the nine months ended March 31, 2016, net cash provided by financing activities was $434,344, comprised of proceeds from convertible notes payable of $200,500, proceeds from related party of $178,844 and proceeds from sale of common stock of $55,000.

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

Going Concern

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of March 31, 2017 of $917,925, and used net cash in operations of $177,493 and $467,827 for the nine months ended March 31, 2017 and 2016, respectively. In addition, as of March 31, 2017, the Company had an accumulated deficit of $5,106,962. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 1 to our condensed financial statements and in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2016. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

We estimate the fair value of the derivatives associated with our convertible notes payable using the Black-Scholes pricing model. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options, warrants and other equity based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50. The Company estimates the fair value of stock options and warrants at the grant date by using the Black-Scholes option-pricing model.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

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

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.
•	The Company will add sufficient accounting personnel or outside consultants to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
•	The Company will hire staff or outside consultants technically proficient at applying U.S. GAAP to financial transactions and reporting.
•	Upon the hiring of additional accounting personnel or outside consultants, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there was no change to our internal controls or in other factors that could affect these controls during the three month period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2017, the Company issued a total of 47,489,421 shares of common stock valued at $419,018 in conversion of convertible promissory notes, 12,486,400 shares of common stock valued at $31,216 in payment of accrued compensation and 6,618,400 common shares valued at $16,546 in payment of accounts payable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The Company plans to change its name to Integrated Ventures, Inc. to reflect its new plan to diversify the Company’s operations.

ITEM 6. EXHIBITS.

(a) Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

__________________

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

EMS FIND, INC.

Dated: June 1, 2017	By:	/s/ Steve Rubakh
Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

