Form 10-K
period 2017-06-30
INTEGRATED VENTURES, INC.
filed 2017-09-14
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-174759

INTEGRATED VENTURES, INC.
(formerly EMS Find, Inc.)
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	82-1725385
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

73 Buck Road, Suite 2, Huntingdon Valley, PA 19006

(Address of principal executive offices) (Zip Code)

(215) 613-1111

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On December 31, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $206,959, based upon the closing price on that date of the common stock of the registrant as report on the OTC Markets system of $0.01. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of September 14, 2017, the registrant had 387,114,262 shares of its common stock, $0.001 par value, issued and outstanding.

INTEGRATED VENTURES, INC.

(FORMERLY EMS FIND, INC.)

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

As used in this annual report, the terms "we," "us," "our," the “Company,” and "Integrated Ventures" mean Integrated Ventures, Inc., unless otherwise indicated.

PART I

ITEM 1. BUSINESS.

We were incorporated in the State of Nevada on March 22, 2013 under the name Lightcollar, Inc. On March 22, 2015, we changed our name to EMS Find, Inc. (“EMS Find”). Effective March 31, 2015, we entered into a Share Exchange Agreement with the sole shareholder of EMS Factory, Inc., a Pennsylvania corporation (“EMS Factory”), and following the closing under the Share Exchange Agreement, EMS Factory became a wholly-owned subsidiary of the Company, with the former stockholder of EMS Factory owning approximately 35% of the outstanding shares of common stock of the combined company. The Company developed and is marketing a B2B & B2C on-demand mobile platform, designed to connect health care providers and consumers to a network of medical transport companies. Effective July 27, 2017, we changed our name to Integrated Ventures, Inc. to reflect our plan to expand our operations by the acquisition of additional operating companies. Our offices are located at 73 Buck Road, Suite 2, Huntingdon Valley, Pennsylvania 19006.

On April 6, 2016, we completed the sale of our subsidiary Viva Entertainment Group, Inc. (“Viva Entertainment”) to Black River Petroleum Corp., a Nevada publicly-traded company (“Black River”), at a closing where, in exchange for all sale of all of the outstanding shares of Viva Entertainment, Black River issued to the Company its 10% promissory note in the principal amount of $100,000, due December 31, 2016.

Overview

Initially, the Company was only focused on development of on-demand mobile transportation platform, designed to connect health care providers and consumers to a network of medical transport companies throughout the United States and Canada and, on the internet and through mobile applications, and to provide specialized online marketing solutions for these businesses that boost customer awareness and merchant visibility on the internet and through mobile applications. Our mobile and internet platform designed to facilitate and speed up connection of health care providers and the public with medical transportation providers for the benefit of the patients.

The Company has recently determined to expand its mobile technology operations to acquisitions of or partnering with revenue generating companies, primarily in the healthcare, e-commerce, mobile technologies, transportation and consumer goods markets that have a seasoned management team, solid operating histories, minimum debt, high growth potential and tangible assets, designed to mitigate investor risk. We would work with these companies to finance and expand their operations with growth capital. We will require additional capital for this effort, and there is no assurance that such capital will be available to enable us to expand the scope of our operations into this new area.

On Demand Mobile Transportation Platform for Health Care Industry

The Company has developed and markets on-demand mobile platform that connects health care providers (social workers, caregivers, ER nurses, case managers, discharge nurses, etc.) located or affiliated with health care facilities (hospital, nursing home, home care agency, dialysis center, cancer treatment center, hospice, emergency room centers, etc.) and public (patient, friends, family) with pre-screened, nearby transportation providers to schedule non-emergent transport (ALS, BLS, Wheelchair) in timely and efficient manner, enabling users (hospitals, medical offices, dialysis centers, nursing homes, home care agencies and other medical providers) and the public to schedule medical transportation in a timely and efficient way based on the type of medical transportation that best fits each patient's needs.

The EMS Find App works on any smart device including smart phones, tablets or laptops. The app is available in iOS, Android and desktop versions. Upon acceptance of job, transportation automatically pays EMS Find $5 - $10 per trip via credit card. Patients without insurance coverage will have access to a discounted rate (credit card or cod), pre-negotiated for their benefit. Each accepted trip, results in revenue of $250 - $400 (ALS/BLS Ambulance Transport) and $50 - $95 (Wheelchair Transport) to the transportation provider. All billing is done by the transportation provider. Each user/requestor can submit a request, cancel and track (real time) each trip by accessing Job Screen. In addition, the transportation provider can log in and access Job Screen to see which jobs are still available to accept, as well cancel or refer/forward job once it was accepted.

In early 2017, we expanded our platform by offering on-demand taxi-like services by integrating our application with transportation providers like UBER and LYFT

On February 21, 2017, the Company and Epic MD Technologies, LLC, Doral, Florida (“EpicMD”), executed a Licensing Agreement, which provided for a partnership with a goal to integrate and jointly develop a mobile and web-based software application designed to provide claims adjudication, insurance verification, scheduling, dispatching and management services mainly to B2B clients such as major healthcare plans and transportation companies. The target markets identified under the Licensing Agreement, within the defined geographic region, are as follows: all healthcare facilities (hospitals, hospital clinics, free-standing clinics, hospices, and hospital systems) and all medical transport companies (private medical transport and/or state or county medical transport).

The new platform that is being developed is to be jointly owned and marketed under the name of EpicMD. According to the terms of the Licensing Agreement, both companies retain rights to use and market the new platform independently, throughout all of North America. EpicMD has agreed to pay a 3% commission of gross EpicMD software revenue and partnership fees to the Company for any business acquired by the EpicMD that is a direct outcome of the Company’s introduction of a new client to EpicMD.

Emergency Medical Transportation

Ambulances help rescue injured or medically ill patients by transporting them to medical treatment centers with adequate medical services, such as monitoring of health condition and administration of drugs. This service is provided with the help of healthcare professionals and medical equipment installed in the ambulance. The global ambulance services market based on the mode of transport has been segmented into: ground ambulance services, air ambulance services and water ambulance services. On the basis of emergency type, the global market has been segmented as: emergency ambulance services and non-emergency ambulance services.

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

A BLS ambulance provides patients with basic medical equipment and services and is equipped with medical devices such as automatic external defibrillator oxygen delivery devices, pulse oximetry and blood pressure monitoring equipment. Medical services are provided by emergency medical practitioners and partially-trained personnel in a BLS ambulance. BLS ambulance services are usually provided to patients with complex fractures, medical or surgical patients, discharge for home or some sub-acute care facilities and psychiatrist patients.

Patients seeking immediate medical help are provided with emergency ambulance services as their critical medical condition demands medical treatment at an initial stage (before reaching the hospital). Emergency ambulances are incorporated with emergency siren and lights that enable the vehicle to avoid traffic and reach quickly at the hospital. Emergency ambulances are generally equipped with advanced life support systems and are staffed with medical professionals who are able to provide first-line treatment including drug administration and monitoring.

Non-Emergency Medical Transportation

Non–emergency medical transportation services is comprised of both private and municipal operators that basically provide transportation alongside medical care for patients by ground. These services most often than not are provided during a medical emergency, but they are not restricted to such instances; they are also provided for non – emergency medical transportation services. It is a known fact that non-emergency medical transportation services is highly essential for disadvantaged Medicaid recipients, for the elderly, for those who have form or disability or the other and those with low incomes who have no form of transportation to access healthcare services when the need arises.

According to data provided by Community Transportation Association, about 3.6 million Americans miss or delay medical care services simply because they lack appropriate means of transportation to get to their medical appointments. Medicaid provides a non – emergency medical transportation benefit that pays for the least expensive and suitable way of conveying people to their appointments whether by taxi, van, public transport or mileage reimbursement.

People with chronic health conditions, such as arthritis, asthma, cancer, cardiovascular disease, chronic obstructive pulmonary disease and diabetes et al, in many cases need medical care services on a regular basis. Statistics show that the treatment of chronic conditions account for three-quarters of all United States healthcare expenses. For instance, in 2009, the Center for Disease Control estimated that 78% of the adult population age 55 and older has at least one of these chronic conditions. In addition, it was projected that states will add more than a half a million adults who have serious behavioral health issues that impair their everyday functioning to the Medicaid population. These people of course will need the services of non–emergency medical transportation to access life sustaining treatments and health care services. According to National Institutes Of Health, for the large percentage of the 20 million adults with chronic kidney disease who are undergoing dialysis three times a week, use of non – emergency transportation services providers is a reliable way to transport them to their appointments. Statistics available from Department of Health and Human Services show that 66 percent of dialysis patients rely on others for transportation to their appointments, only 8 percent depend on public transportation or taxi services, and 25.3 percent drove or walked to the clinic themselves.

On-Demand Transportation

In the last five years, technology has radically transformed ground non-emergency transportation for the better. Cloud technologies, big data analytics, GPS-tracking and mobile apps have been connected to a virtual, scalable and cost-effective fleet of drivers and their vehicles. UBER and LYFT are market leaders within this new model of transportation which allows for tracking, insights, efficiencies, and increased levels of service as never before possible.

Quality of service in the non-emergency medical transportation (NEMT) field in the Company’s view has been hindered by inadequate technology, outdated business models, inconsistent and unprofessional medical transportation providers, and virtually non-existent transparency for the customer. The Ems Find App supports a full array of NEMT management services to our customers. Services include, but are not limited to:

o	member eligibility verification,
o	call center services,
o	member appointment reminders and surveys,
o	third-party transportation provider credentialing,
o	trip dispatching and monitoring,
o	customer complaint management,
o	installation of and training for customers and healthcare providers for trip management portals and
o	mileage reimbursement.

Planned Acquisition Strategy

We plan to expand our operations to focus on investing in both private and public companies in the following business sectors: healthcare, medicinal cannabis cultivation, on-demand transportation, technology, manufacturing and distribution of the consumer goods. The Company does not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, acquires various types of business. We plan also to evaluate intellectual property and technology assets for potential acquisition.

We do not intend to restrict our search to any specific business, industry, or geographical location, and we may participate in a business venture of any kind or nature. We may seek business opportunities with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We anticipate that the search for additional businesses to acquire will be complex and will involve risks. We believe that there may be some firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include, among other things, facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to compliance with and restrictions of applicable laws) for all shareholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We have, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe we will be able to offer owners of certain acquisition candidates the opportunity to acquire an interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering, subject to compliance

Our officer and consultants will analyze new business opportunities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present affiliations and relationships of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as:

o	available technical, financial and managerial resources;

o	working capital and other financial requirements;

o	history of operations, if any;

o	prospects for the future, and the nature of present and expected competition;

o	quality and experience of management services which may be available and the depth of that management;

o	potential for further research, development, or exploration;

o	potential for growth, expansion and profit; and

o	perceived public recognition of name identification, products and services.

Our CEO expects to meet personally with management and key personnel of the acquisition as part of the "due diligence" investigation. To the extent possible, we intend to utilize written reports and personal investigations to evaluate the above factors. We will rely upon the efforts of our officers and directors in implementing in evaluating candidates. We do not anticipate hiring outside consultants or advisors, except for our legal counsel and accountants. As of the date of this report, we do not have any contracts or agreements with any outside consultants and none are contemplated.

Acquisition Structure

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business.

In some circumstances, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition. The issuance of substantial additional securities and their potential sale into the trading market may have a depressive effect on the value of our securities.

Competition

The healthcare industry, in which the Company is a very small factor, is highly competitive, and competition among service and healthcare providers has intensified in recent years. We compete directly with such companies as UBER, LYFT, Veyo, Circulation, and RoundTrip, which are much larger and better financed transportation providers. We are an insignificant participant in the business of seeking acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing an acquisition.

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

Research and Development

We have not spent any amounts on research and development activities during the year ended June 30, 2017. We anticipate that we will not incur any expenses on research and development over the next 12 months. Our planned expenditures on our operations or a acquisition are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations.”

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

Property

Our business offices are located at 73 Buck Road, Suite 2, Huntingdon Valley, Pennsylvania 19006. Our telephone number is (215) 613-1111. Our lease provides for a monthly rental of $700 and expires September 1, 2016. The lease will continue month-to-month after the expiration. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s website at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

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

10

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

ITEM 2. PROPERTIES.

Our business offices are located at 73 Buck Road, Suite 2, Huntingdon Valley, Pennsylvania 19006. Our telephone number is (215) 350-2255. Our lease is currently on a month-to-month basis and requires a monthly rental of $700. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.

Except as stated below, there are no pending legal proceedings in which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficiary of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us.

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

Period	High	Low
Fiscal Year Ended June 30, 2015
April 24 through June 30, 2015	$2.53	$1.05

Fiscal Year Ended June 30, 2016
Quarter ended September 30, 2015	$1.38	$1.09
Quarter ended December 31, 2015	$1.50	$0.42
Quarter ended March 31, 2016	$0.57	$0.33
Quarter ended June 30, 2016	$0.39	$0.03

Fiscal Year Ended June 30, 2017
Quarter Ended September 30, 2016	$0.197	$0.0142
Quarter Ended December 31, 2016	$0.03	$0.0078
Quarter Ended March 31, 2017	$0.029	$0.0022
Quarter Ended June 30, 2017	$0.013	$0.0008

Holders

As of September 1, 2017, there were 12 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name.

Dividend Distributions

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Recent Sales of Unregistered Securities

On July 1, 2016, the Board of Directors of the Company approved compensation for the Company’s CEO, Steve Rubakh, on a quarterly basis through the issuance of 30,000 shares of Series B Preferred Stock. For the year ended June 30, 2017, the Company issued 150,000 shares of Series B preferred stock to Steve Rubakh valued at $725,400.

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

Related Stockholder Matters

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in this Annual Report and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

On April 6, 2016, we completed the sale of our subsidiary Viva Entertainment Group, Inc. (“Viva Entertainment”) to Black River Petroleum Corp., a Nevada publicly-traded company (“Black River”), at a closing where, in exchange for all sale of all of the outstanding shares of Viva Entertainment, Black River issued to the Company its 10% promissory note in the principal amount of $100,000, due December 31, 2016. We gave no effect to the note receivable from this transaction in our financial statements, pending collection of the note and completion of the transaction. We discontinued consolidation of the accounts of Viva Entertainment effective April 6, 2016, In connection with the sale, Viva Entertainment’s Chief Executive Officer, Johnny Falcones (“Falcones”), a member of our Board of Directors, resigned from all positions at our Company and was elected as the sole director and President and Chief Executive Officer of Black River, to manage the development and marketing of Viva Entertainment’s over the top (IPTV/OTT) application for connected TV’s, desktop computers, tablets, and smart phones.

FINANCIAL OPERATIONS REVIEW

Since our inception through June 30, 2017, we have generated approximately $1.1 million in revenue. Revenues to date have been generated substantially from the now discontinued Ambulance services, which we have discontinued to focus on new revenue sources.

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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2017 COMPARED TO YEAR ENDED JUNE 30, 2016

Revenues

We did not have any operating revenues for the years ended June 30, 2017 and 2016.

Operating Expenses

General and administrative expenses decreased $2,318,011 to $1,035,762 for the year ended June 30, 2017 from $3,353,773 for the year ended June 30, 2016. The decrease was primarily due to the reduction of stock-based compensation in fiscal year 2016 when we issued warrants to officers and directors. The decrease in general and administrative expenses in the current year was partially offset by increases in professional fees and executive compensation.

Research and development expenses decreased $98,561 to $21,636 for the year ended June 30, 2017 from $120,197 for the year ended June 30, 2016. The decrease resulted from the Company’s new strategy to expand its mobile technology operations to acquisitions of or partnering with revenue generating companies, rather than internal research and development programs.

Depreciation and amortization expense is currently not material to our operations. Depreciation and amortization expense was $0 and $47 for the years ended June 30, 2017 and 2016, respectively.

Other Income (Expense)

For the year ended June 30, 2017, our other income totaled $1,390,273, comprised of interest and other income of $2,408, realized gain on sale of marketable securities of $136,664, unrealized gain on marketable securities of $240,800, and change in fair value of derivative liability of $2,707,896, partially offset by interest expense of $656,421, loss on disposition of property and equipment of $4,870 and loss on extinguishment of debt of $1,036,204. By comparison, our other expense totaled $1,556,566 for the year ended June 30, 2016, comprised of amortization of interest expense of $477,566, change in fair value of derivative liability of $1,056,145 and loss on disposition of property and equipment of $22,855.

The realized gain on sale of marketable securities resulted from recognizing the gain on sale of the investment in Viva Entertainment of $106,000 in fiscal year 2017 by recording a convertible promissory note and accrued interest receivable from Viva Entertainment. Pursuant to multiple conversions during April 2017 through June 2017, the Company converted $33,128 principal of the Viva Note and $2,205 accrued interest receivable into a total of 173,809,000 common shares of Viva Entertainment. In subsequent sales of Viva Entertainment stock, the Company received net proceeds of $52,800 and recorded a realized gain on sale of marketable securities of $30,664.

As of June 30, 2017, the Company held a total of 86,000,000 common shares of Viva Entertainment, recorded at market value of $253,998. In recording the $253,998 market value of as of June 30, 2017, the Company recorded an unrealized gain on marketable securities of $240,800.

The increase in our interest expense, which includes the amortization of debt discount and original issue discount, resulted from the increase in our convertible notes payable during the current fiscal year.

The inputs used to estimate fair value of the derivatives associated with our convertible notes payable using the Black-Scholes pricing model are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

The significant increase in loss on extinguishment of debt in the current fiscal year resulted from multiple conversions of convertible notes payable into shares of our common stock where the conversion price was substantially lower than the current market price of the common shares issued in the conversions. We reported no loss on conversion of debt into common stock in the year ended June 30, 2016.

Net Income (Loss)

As a result, our net income was $332,875 for the year ended June 30, 2017 compared to net loss of $5,030,583 for the year ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2017, our current liabilities exceeded our current assets by $208,630 and we had a total stockholders’ deficit of $207,930. Included in our current liabilities was a derivative liability of $226,731, which we do not anticipate will require the outlay of cash.

As of June 30, 2017, the Company had $15,691 in cash, not sufficient to fund our operations for the next twelve months. However, we have converted two notes receivable from Viva Entertainment Group into shares of Viva Entertainment Group’s common stock and have sold a significant portion of the shares into the market to raise capital for our operations, including those shares we held as trading securities as of June 30, 2017. We have transferred a total of approximately $570,000 to our operating bank account, substantially all subsequent to June 30, 2017, to fund the development of our business.

We have also improved our liquidity through the reduction in our convertible debt. As of June 30, 2017, we had convertible notes payable before debt discount of $88,776. Through multiple conversions of convertible notes payable subsequent to June 30, 2017, $42,276 of the convertible notes payable was extinguished.

Sources and Uses of Cash

We used net cash in operating activities of $265,683 in the year ended June 30, 2017 as a result of our net income of $332,875, non-cash expenses totaling $2,418,165, and increases in accounts payable of $18,353, due to related party of $16,971 and accrued expenses of $41,156, offset by non-cash gains totaling $3,085,360, increase in prepaid expenses of $6,934 and increase in accrued interest receivable of $909.

By comparison, we used net cash in operating activities of $478,013 in the year ended June 30, 2016 as a result of our net loss of $5,030,583, increase in deposits of $700 and decrease in due to related party of $97,539, partially offset by non-cash expenses totaling $4,609,201 and increases in accounts payable of $5,065 and accrued expenses of $36,543.

During the year ended June 30, 2017, net cash provided by investing activities was $52,800, comprised of proceeds from the sale of marketable securities. We had no net cash used in or provided by investing activities for the year ended June 30, 2016.

We had net cash provided by financing activities of $226,600 for the year ended June 30, 2017, comprised of proceeds from convertible notes payable. For the year ended June 30, 2016, net cash provided by financing activities was $434,144, comprised of proceeds from convertible notes payable of $200,500, proceeds from related party of $178,644 and proceeds from sale of common stock of $55,000.

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

Going Concern

The Company has not generated any operating revenues, has recurring losses from operations, a working capital deficiency as of June 30, 2017 of $208,630, and used net cash in operations of $265,683 and $478,013 for the years ended June 30, 2017 and 2016, respectively. In addition, as of June 30, 2017, the Company had an accumulated deficit of $4,826,882. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 1 to our financial statements. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2017 and 2016, the amounts reported for cash, note receivable, accrued interest receivable, note payable, accounts payable, due to related party and accrued expenses approximate fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our marketable securities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2017:
Marketable securities	$253,998	$253,998	$-	$-

Total assets measured at fair value	$253,998	$253,998	$-	$-

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2017:
Derivative liabilities	$226,731	$-	$-	$226,731

Total liabilities measured at fair value	$226,731	$-	$-	$226,731

June 30, 2016:
Derivative liabilities	$1,208,414	$-	$-	$1,208,414

Total liabilities measured at fair value	$1,208,414	$-	$-	$1,208,414

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INTEGRATED VENTURES, INC.

(FORMERLY EMS FIND, INC.)

Leigh J. Kremer, CPA

Certified Public Accountant

Member NJCPA, PCAOB

Phone (732) 222-4422

27 Beach Road, Suite C05B

Monmouth Beach, NJ 07750

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Integrated Ventures, Inc. (formerly EMS Find, Inc.)

We have audited the accompanying balance sheets of Integrated Ventures, Inc. (formerly EMS Find, Inc.) as of June 30, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended June 30, 2017 and 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Ventures, Inc. (formerly EMS Find, Inc.) as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the two years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Leigh J. Kremer, CPA

Monmouth Beach, N.J.

September 14, 2017

Integrated Ventures, Inc.
(formerly EMS Find, Inc.)
Balance Sheets

	June 30, 2017	June 30, 2016
ASSETS

Current assets:
Cash	$15,691	$1,974
Marketable securities	253,998	-
Prepaid expenses	7,500	566
Note receivable	16,872	-
Accrued interest receivable	1,519	-
Total current assets	295,580	2,540

Other assets:
Property and equipment held for sale, net	-	4,870
Deposits	700	700
Total other assets	700	5,570
Total assets	$296,280	$8,110

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible notes payable, net of discounts	$47,814	$188,130
Note payable	125,000	-
Accounts payable	27,417	25,610
Due to related party	20,216	31,476
Accrued expenses	57,032	36,543
Derivative liability	226,731	1,208,414
Total current liabilities	504,210	1,490,173

Total liabilities	504,210	1,490,173

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized,
500,000 shares issued and outstanding)	500	500
Series B preferred stock, $0.001 par value, (500,000 shares authorized,
150,000 and 0 shares issued and outstanding as of June 30, 2017
and 2016, respectively)	150	-
Common stock, $0.001 par value, (2,000,000,000 shares authorized,
260,628,148 and 32,711,272 shares issued and outstanding as of
June 30, 2017 and 2016, respectively)	260,628	32,711
Additional paid-in capital	4,357,674	3,644,483
Accumulated deficit	(4,826,882)	(5,159,757)
Total stockholders’ deficit	(207,930)	(1,482,063)

Total liabilities and stockholders’ deficit	$296,280	$8,110

See notes to financial statements

Integrated Ventures, Inc.
(formerly EMS Find, Inc.)
Statements of Operations

	Years Ended June 30,
	2017	2016

Revenue	$-	$-

Operating expenses:
General and administrative	1,035,762	3,353,773
Research and development	21,636	120,197
Depreciation and amortization	-	47

Total operating expenses	1,057,398	3,474,017

Loss from operations	(1,057,398)	(3,474,017)

Other income (expense):
Interest and other income	2,408	-
Realized gain on sale of marketable securities	136,664	-
Unrealized gain on marketable securities	240,800	-
Interest expense	(656,421)	(477,566)
Change in fair value of derivative liability	2,707,896	(1,056,145)
Loss on disposition of property and equipment	(4,870)	(22,855)
Loss on extinguishment of debt	(1,036,204)	-

Total other income (expense)	1,390,273	(1,556,566)

Income (loss) before income taxes	332,875	(5,030,583)

Provision for income taxes	-	-

Net income (loss)	$332,875	$(5,030,583)

Net income (loss) per common share, basic and diluted	$0.00	$(0.17)

Weighted average number of common shares outstanding:
Basic	78,206,820	29,215,122
Diluted	317,254,220	29,215,122

See notes to financial statements

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Statements of Stockholders’ Deficit

For the Years Ended June 30, 2017 and 2016

	Series A		Series B		Common Stock			Additional
	Preferred Stock		Preferred Stock		Shares			Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Issuable	Outstanding	Amount	Capital	Deficit	Total
Balance, June 30, 2015	1,000,000	$1,000	-	$-	120,000	28,364,535	$28,485	$(6,817)	$(129,174)	$(106,506)

Issuance of common shares for cash	-	-	-	-	-	48,245	48	54,952	-	55,000
Issuance of common shares for notes payable	-	-	-	-	-	238,935	239	260,242	-	260,481
Issuance of common shares to officer for compensation	-	-	-	-	60,000	300,000	360	488,757	-	489,117
Issuance of issuable common shares	-	-	-	-	(120,000)	120,000	-	-	-	-
Derivative liability, net	-	-	-	-	-	-	-	38,673	-	38,673
Consolidation adjustment	-	-	-	-	-	-	-	(209,672)	-	(209,672)
Cancel preferred stock	(500,000)	(500)	-	-	-	-	-	500	-	-
Issuance of common shares to officer for conversion of debt	-	-	-	-	-	2,712,133	2,712	376,986	-	379,698
Issuance of common shares to related party for services	-	-	-	-	-	242,424	242	50,667	-	50,909
Issuance of common shares for services	-	-	-	-	-	625,000	625	281,875	-	282,500
Issuance of warrants for common stock	-	-	-	-	-	-	-	2,308,320	-	2,308,320
Net loss	-	-	-	-	-	-	-	-	(5,030,583)	(5,030,583)

Balance, June 30, 2016	500,000	500	-	-	60,000	32,651,272	32,711	3,644,483	(5,159,757)	(1,482,063)

Issuance of preferred stock to officer for compensation	-	-	150,000	150	-	-	-	725,250	-	725,400
Issuance of common shares for conversion of debt	-	-	-	-	-	208,512,076	208,513	1,160,237	-	1,368,750
Issuance of common shares to officer for accrued compensation	-	-	-	-	(60,000)	12,846,400	12,786	55,930	-	68,716
Issuance of common shares to officer for accounts payable	-	-	-	-	-	6,618,400	6,618	9,928	-	16,546
Issuance of warrants for common stock	-	-	-	-	-	-	-	20,844	-	20,844
Debt discount	-	-	-	-	-	-	-	467,215	-	467,215
Derivative liability, net	-	-	-	-	-	-	-	(1,726,213)	-	(1,726,213)
Net income	-	-	-	-	-	-	-	-	332,875	332,875

Balance, June 30, 2017	500,000	$500	150,000	$150	-	260,628,148	$260,628	$4,357,674	$(4,826,882)	$(207,930)

See notes to financial statements

Integrated Ventures, Inc.
(formerly EMS Find, Inc.)
Statements of Cash Flows

	Years Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$332,875	$(5,030,583)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	746,243	3,049,503
Amortization of debt discount	481,346	441,240
Amortization of original issue discount	28,401	23,668
Change in fair value of derivative liability	(2,707,896)	1,056,145
Loss on disposition of property and equipment	4,870	22,855
Loss on extinguishment of debt	1,036,204	-
Realized gain on sale of marketable securities	(136,664)	-
Unrealized gain on marketable securities	(240,800)	-
Financing fees related to notes payable	121,101	12,000
Depreciation and amortization	-	47
Discontinued operations	-	3,743
Changes in assets and liabilities:
Prepaid expenses	(6,934)	-
Accrued interest receivable	(909)	-
Deposits	-	(700)
Accounts payable	18,353	5,065
Due to related party	16,971	(97,539)
Accrued expenses	41,156	36,543
Net cash used in operating activities	(265,683)	(478,013)

Cash flows from investing activities:
Net proceeds from the sale of marketable securities	52,800	-
Net cash provided by investing activities	52,800	-

Cash flows from financing activities:
Proceeds from convertible notes payable	226,600	200,500
Proceeds from related party	-	178,644
Proceeds from sale of common stock	-	55,000
Net cash provided by financing activities	226,600	434,144

Net increase (decrease) in cash	13,717	(43,869)
Cash, beginning of year	1,974	45,843
Cash, end of year	$15,691	$1,974

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Shares issued for convertible notes payable	$1,368,751	$260,480
Shares issued for due to related party	68,716	210,000
Shares issued for accounts payable	16,546	-
Derivative liability	(1,726,213)	-
Cancellation of preferred stock	-	(500)
Debt discount	467,215	-
Accrued interest for notes payable	462	-

See notes to financial statements

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Integrated Ventures, Inc. (the "Company," "we," "our," or "EMS Find") was incorporated in the State of Nevada on March 22, 2011, under the name of Lightcollar, Inc. On March 20, 2015, the Company amended its articles of incorporation and changed its name from Lightcollar, Inc. to EMS Find, Inc. On May 30, 2017, Integrated Ventures, Inc. (“Integrated Ventures”), a Nevada corporation, was formed as a wholly owned subsidiary of the Company. Pursuant to an Agreement and Plan of Merger dated May 30, 2017, Integrated Ventures was merged into the Company, with the Company being the surviving corporation and changing its name to Integrated Ventures, Inc.

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

On October 21, 2015, the Company formed Viva Entertainment Group, Inc. ("Viva Entertainment,") a Delaware corporation, as a wholly-owned subsidiary. Viva Entertainment was formed to manage the development and marketing of it's over the top ("IPTV/OTT") application for connected TVs, desktop computers, tablets and smart phones. On April 6, 2016, the Company sold Viva Entertainment to Black River Petroleum Corp. ("Black River."

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had cash balances of $15,691 and $1,974 as of June 30, 2017 and 2016, respectively.

Marketable Securities

The marketable security investments of the Company include common shares of Viva Entertainment received in the conversion of a convertible note receivable from Viva. These marketable securities are included in current assets in the balance sheet, are classified as trading securities, and reported at fair value based on quoted market prices. Changes in the fair value of the investments during the period are recorded as unrealized gains or losses in other (income) expense in the statements of operations. Realized gains on the sale of marketable securities are included in other (income) expense in the statements of operations.

Property and Equipment Held for Sale

Property and equipment held for sale as of June 30, 2016 consisted of ambulances and medical equipment stated at cost, which was disposed of in fiscal year 2017.

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

Revenue Recognition

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

Income Taxes

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2017, tax years 2016 and 2015 remains open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in-the-money” stock options and warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. Equivalent shares are not utilized when the effect is anti-dilutive.

As of June 30, 2017, dilutive common stock equivalent shares which may dilute future earnings per share include 239,047,400 common shares issuable upon conversion of convertible notes payable. As of June 30, 2016, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

The common shares used in the computation of basic and diluted net income (loss) per share are reconciled as follows:

	Year Ended June 30,
	2017	2016

Weighted average number of shares outstanding – basic	78,206,820	29,215,122
Dilutive effect of convertible debt	239,047,400	-

Weighted average number of shares outstanding – diluted	317,254,220	29,215,122

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2017 and 2016, the amounts reported for cash, note receivable, accrued interest receivable, note payable, accounts payable, due to related party and accrued expenses approximate fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our marketable securities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2017:
Marketable securities	$253,998	$253,998	$-	$-

Total assets measured at fair value	$253,998	$253,998	$-	$-

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2017:
Derivative liabilities	$226,731	$-	$-	$226,731

Total liabilities measured at fair value	$226,731	$-	$-	$226,731

June 30, 2016:
Derivative liabilities	$1,208,414	$-	$-	$1,208,414

Total liabilities measured at fair value	$1,208,414	$-	$-	$1,208,414

During the years ended June 30, 2017 and 2016, the Company had the following activity in its derivative liability:

Derivative liability at June 30, 2015	$-
Addition to liability for new debt issued	152,269
Change in fair value	1,056,145

Derivative liability at June 30, 2016	1,208,414
Addition to liability for new debt issued	1,726,213
Change in fair value	(2,707,896)

Derivative liability at June 30, 2017	$226,731

Reclassifications

Certain amounts in the financial statements for the year ended June 30, 2016 have been reclassified to conform to the presentation for the year ended June 30, 2017.

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update ("ASU") 2017-11, "Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception." Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, "Distinguishing Liabilities from Equity," because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-4, "Intangibles – Goodwill and Other (Topic 350): "Simplifying the Test for Goodwill Impairment." This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In January 2017, the FASB issued ASU No. 2017-1, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments of this ASU are effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update are to be applied prospectively on or after the effective date. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

2. GOING CONCERN

The Company has not generated any operating revenues, has recurring losses from operations, a working capital deficiency as of June 30, 2017 of $208,630, and used net cash in operations of $265,683 and $478,013 for the years ended June 30, 2017 and 2016, respectively. In addition, as of June 30, 2017, the Company had an accumulated deficit of $4,826,882. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

3. RELATED PARTY TRANSACTIONS

On August 5, 2015, Shang Fei resigned from the Company as a board member and surrendered his 500,000 shares of Series A Preferred Stock which the Company had issued to him in March 2015. Mr. Shang Fei also has provided the Company with $260,000 of capital of which $210,000 and a prior loan for expenses of $19,015 were converted into 212,050 shares of common stock.

On September 25, 2015, the Company authorized the issuance of 125,000 shares of common stock as part of an agreement with Daniel Grillo (“Grillo”), a director of the Company, for services from September 25, 2015 through March 31, 2016. The shares were valued at $177,500 based on the market price of the Company’s common stock on the date of issuance.

On October 28, 2015, Viva Entertainment, then a subsidiary of the Company, entered into an employment agreement with Johnny Falcones (“Falcones”), for the period October 28, 2015 through December 31, 2018. Falcones was issued on January 2, 2016, warrants to purchase 3,000,000 shares of common stock of the Company, with an exercise price of $0.74 and an expiration date of January 2, 20121. The common stock of the Company current price on the date of the issuance was $0.47. The warrants were valued at $0.383 using a Black-Scholes calculation. The Company recorded an expense of $1,149,000 in the year ended June 30, 2016. Additionally, Falcones would receive three year warrants to purchase up to 5% of the common stock of Viva Entertainment, at an exercise price of $0.50, which were exercisable in the event that Viva Entertainment was spun out of the Company. Furthermore, Falcones was to receive 375,000 shares of common stock of the Company on a monthly basis, starting on February 1, 2016, for a period of four months, for an aggregate total of 1,500,000 shares of common stock of the Company. On April 6, 2016, as part of the sale of Viva Entertainment, these warrants held by Falcones were cancelled and his employment agreement terminated. The Company issued 500,000 shares to Falcones in April 2016, valued at $105,000 based on the market price of the Company’s common stock on the date of issuance.

On January 2, 2016, the Company issued 3,000,000 warrants for common stock of the Company to Steve Rubakh, the Company’s President and Chief Executive Officer, as a compensation incentive. The warrants were to mature on January 2, 2021 and had an exercise price of $0.74 and a cashless exercise option. The common stock of the Company current price on the date of issuance was $0.47. The warrants were valued at $0.383 using a Black-Scholes calculation. The Company recorded a stock-based compensation expense of $1,149,000 in the year ended June 30, 2016. The warrants were surrendered by Steve Rubakh in June 2017 and cancelled.

On March 15, 2016, the Company issued 242,424 shares of common stock to Sophia Rubakh, a relative of Steve Rubakh, in consideration of various consulting, administrative and marketing services provided to the Company. The shares were valued at $50,909 based on the market price of the Company’s common stock on the date of issuance.

On June 1, 2016, the Company entered into a convertible promissory note with Steve Rubakh, converting $81,364 of payables to Steve Rubakh into the note. The note was non-interest bearing and matured on December 1, 2016. The note had a conversion rate of $0.03 per share. The closing price of the Company’s common stock on the previous day was $0.08. On June 27, 2016, Steve Rubakh converted the principal of $81,364 into 2,712,133 shares of common stock. The conversion price was $0.03 whereas the current stock price was $0.14 therefore, a loss of $298,335 was recorded. Additionally, amortization of debt discount expense of $61,134 was recorded as of the date of conversion.

As of June 30, 2016, 120,000 common shares were issuable to Steve Rubakh for compensation. The shares were issued to him during fiscal year ended June 30, 2017.

On July 1, 2016, the Board of Directors of the Company agreed with Steve Rubakh to reduce his compensation to $75,000 per year and to terminate the monthly issuance of 30,000 shares of common stock and in exchange, Steve Rubakh is to receive 30,000 shares of Series B Preferred Stock on a quarterly basis. For the year ended June 30, 2017, the Company authorized the issuance of 150,000 shares of Series B preferred stock as part of Steve Rubakh's compensation package. Stock-based compensation of $725,400 was recorded.

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

Due to related parties, primarily shareholders, was $20,216 and $31,476 at June 30, 2017 and 2016, respectively.

Included in accrued expenses at June 30, 2017 and 2016 were amounts payable to Steve Rubakh for accrued compensation of $28,568 and $24,084, respectively.

4. NOTE RECEIVABLE AND MARKETABLE SECURITIES

On April 6, 2016, the Company completed the sale of its subsidiary, Viva Entertainment Group, Inc. (“Viva Entertainment”), to Black River Petroleum Corp., a Nevada publicly-traded company (“Black River”), at a closing where, in exchange for all sale of all of the outstanding shares of Viva Entertainment, Black River issued to the Company its 10% (15% default rate) promissory note in the principal amount of $100,000, due December 31, 2016 (the “Viva Note”). The Company gave no effect to the Viva Note in its financial statements, pending collection of the note and completion of the transaction. We discontinued consolidation of the accounts of Viva Entertainment effective April 6, 2016.

On February 27, 2017, the Viva Note was in default and no repayments to the Company had been made. On that date, the parties entered into an addendum to the Viva Note, establishing the principal amount at $100,000 and accrued interest at $6,000. Terms of the Viva Note were also amended to allow the Company to convert the unpaid principal and interest into common shares of Viva Entertainment using a Variable Conversion Price equal to 50% of the lowest one day Trading Price for the Viva Entertainment common stock during the twenty Trading Day period ending on the last complete Trading Day prior to the Conversion Date. Effective February 27, 2017, the Company recognized a gain of $106,000 on the April 6, 2016 sale of its investment in Viva Entertainment and recorded a note receivable of $100,000 and accrued interest receivable of $3,000.

On April 4, 2017, the Company and Global Opportunity Group LLC (“Global”), a lender, entered into a Purchase, Exchange and Escrow Agreement whereby the Company assigned $50,000 principal and $3,000 accrued interest of the Viva Note to Global in extinguishment of a convertible promissory note payable to Global dated March 28, 2017 with a principal balance of $18,150 and accrued interest payable of $35. The Company recognized a gain on extinguishment of debt of $34,815.

These common shares of Viva Entertainment were initially recorded at their cost basis, as determined by the principal balance of the Viva Note and accrued interest converted, and are classified as trading securities in the Company’s financial statements, and subsequently reported at fair value based on quoted market prices. Changes in the fair value of the marketable securities are recorded as unrealized gains or losses in other (income) expense in the statements of operations. Realized gains on the sale of marketable securities are included in other (income) expense in the statements of operations.

Pursuant to multiple conversions during April 2017 through June 2017, the Company converted $33,128 principal of the Viva Note and $2,205 accrued interest payable into a total of 173,809,000 common shares of Viva Entertainment. As of June 30, 2017, the Viva Note had a principal balance of $16,872 and accrued interest of $1,519 outstanding.

Total net proceeds from the sale of Viva Entertainment common stock were $52,800 and the Company recorded a realized gain on sale of marketable securities of $30,664.

As of June 30, 2017, the Company held a total of 86,000,000 common shares of Viva Entertainment, recorded at market value of $253,998. The Company recorded total unrealized gains on marketable securities of $240,800 during the year ended June 30, 2017.

On March 28, 2017, Viva Entertainment issued the Company a convertible promissory note in the principal amount of $8,935 as consideration for the Company’s payment to a vender on behalf of Viva Entertainment. The note bears interest at 8% and matures on March 31, 2018. The note is convertible into common shares of Viva Entertainment at an exercise price of 40% of the lowest trading price during the ten trading days ending on the trading date prior to the conversion notice.

On June 30, 2017, the Company entered into a Purchase and Exchange Agreement with Viva Entertainment and Global Opportunity Group LLC (“Global”) pursuant to which the Company assigned the $8,985 principal balance and $184 accrued interest receivable to Global in payment of a convertible promissory note payable to Global with a principal balance of $11,992 and accrued interest payable of $280 (see Note 5).

5. NOTES PAYABLE

Notes payable, all classified as current, consist of the following:

June 30, 2017					June 30, 2016
			Original				Original
		Debt	Issue			Debt	Issue
	Principal	Discount	Discount	Net	Principal	Discount	Discount	Net

Note Payable
LG Capital Funding, LLC	$125,000	$-	$-	$125,000	$-	$-	$-	$-

Convertible Notes Payable
LG Capital Funding, LLC	$-	$-	$-	$-	$125,000	$(13,905)	$(5,840)	$105,525
LG Capital Funding, LLC	-	-	-	-	125,000	(34,132)	$(7,993)	82,875
River North Equity, LLC	4,660	-	-	4,660	-	-	-	-
Global Opportunity Group, LLC	18,700	(2,878)	(722)	15,100	-	-	-	-
EMA Financial, LLC	8,916	(2,394)	-	6,522	-	-	-	-
GPL Ventures, LLC	10,000	(613)	-	9,387	-	-	-	-
Global Opportunity Group, LLC	10,000	(6,247)	(625)	3,128	-	-	-	-
Howard Schraub	16,500	(12,250)	-	4,250	-	-	-	-
Howard Schraub	20,000	(15,233)	-	4,767	-	-	-	-

Total	$88,776	$(39,615)	$(1,347)	$47,814	$250,000	$(48,037)	$(13,833)	$188,130

Note Payable

On October 22, 2015, the Company entered into a Securities Purchase Agreement ("Purchase Agreement"), dated as of October 22, 2015, with LG Capital Funding, LLC ("LG"), pursuant to which the Company sold LG a convertible note in the principal amount of $125,000 (the first of four such Convertible Notes each in the principal amount of $125,000 provided for under the Purchase Agreement), bearing interest at the rate of 8% per annum (the "Convertible Note"). Each of the Convertible Notes issuable under the Purchase Agreement provides for a 15% original issue discount ("OID"), such that the purchase price for each Convertible Note is $106,250, and at each closing LG is entitled to be paid $6,000 for legal and other expenses. The Convertible Note provides LG the right to convert the outstanding balance, including accrued and unpaid interest, of such Convertible Note into shares of the Company's common stock at a price ("Conversion Price") for each share of common stock equal to 80% of the lowest trading price of the common stock as reported on the National Quotations Bureau for the OTCQB exchange on which the Company's shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. The Convertible Note was payable, along with interest thereon, on October 22, 2016 and was in default. The convertible note had an OID of 15%, which was recorded at $18,750 and which has been fully amortized. The Company recorded a debt discount of $44,643, which has also been fully amortized.. As of June 30, 2016, the Company had recorded a derivative liability of $573,157.

On October 14, 2016, the Supreme Court of the State of New York County of Kings, in regard to LG Capital Funding, LLC v. EMS Find, Inc., issued a judgment against EMS Find, Inc. in favor of LG Capital Funding, LLC, in the amount of $135,202, which includes principal and interest (calculated as of September 29, 2016), in regard to the convertible promissory note dated October 22, 2015. The judgment includes an Information Subpoena with Restraining Notice, which addressed the EMS Find, Inc. bank account at TD Bank. As of the date of this filing, $1,304 was garnished. As a result of the judgment, the conversion feature of the note was eliminated and therefore, the associated derivative liability was extinguished. As of June 30, 2017, the debt has been recorded as a note payable of $125,000, a current liability in the balance sheet, and $21,621 of interest has been accrued.

Convertible Notes Payable

On December 3, 2015, the Company issued the second convertible note to LG for $125,000. The Company recorded an OID of 15%, or $18,750, and which has been fully amortized. The Company recorded a debt discount of $85,165, which has been fully amortized. The Company sold $60,000 principal of the note to Global Opportunity Group, LLC (“Global”) on August 18, 2016, $40,000 principal of the note and $462 accrued interest to GPL Ventures, LLC (“GPL”) on December 15, 2016 and sold $50,000 principal of the note (including a $25,000 penalty added to principal) to Global on February 21, 2017. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2017.

On July 21, 2016, the Company issued a convertible promissory note with Old Main Capital, LLC (“Old Main”) for $33,333. The note matures on July 21, 2017 and bears interest at 10%. The convertible promissory note provided for an OID of $3,333, a deduction of $1,250 for Old Main’s legal fees, and $2,500 for Old Main’s legal fees related to the equity purchase agreement. Therefore, the net proceeds to the Company was $26,250. The Company recorded a debt discount of $33,333. The debt discount and OID have been fully amortized. The conversion price is the lower of 65% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. On April 20, 2017, the Company and Old Main entered into a Settlement Agreement & Mutual Release with respect to this note, resulting in penalties of $22,667 added to the note principal to bring the principal balance to $56,000 and requiring a principal payment of $30,000, which payment was financed by the issuance of a new convertible promissory to Global. Pursuant to multiple conversions during April and May 2017, the remaining principal of $26,000 was extinguished through the issuance of 14,106,143 shares of the Company’s common stock and accrued interest payable of $2,574 was written off.

On July 25, 2016, the Company entered into an equity purchase agreement with River North Equity, LLC (“River North”) for up to $2,000,000. On July 25, 2016, the Company entered into a convertible promissory note with River North for $33,333. The convertible promissory note had a maturity date of March 29, 2017 and bears interest at 10%. The convertible promissory note provided for an OID of $3,333, a deduction of $4,000 for River North’s legal fees, and a debt discount of $33,333. The conversion price is the lower of 65% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. On February 1, 2017, River North converted $2,036 principal and $1,744 accrued interest into 2,643,876 common shares of the Company. On April 20, 2017, the Company and River North entered into a Settlement Agreement & Mutual Release with respect to this note, resulting in penalties of $17,955 added to the note principal to bring the principal balance to $49,252 and requiring a principal payment of $30,000, which payment was financed by the issuance of a new convertible promissory to Global. On June 2, 2017, River North converted $14,592 principal into 8,634,266 common shares of the Company, resulting in a principal balance of $4,660 as of June 30, 2017. As of June 30, 2017, the OID and the debt discount had been fully amortized and there was accrued interest payable of $1,236. The Company has recorded a derivative liability of $12,535 as of June 30, 2017.

On August 10, 2016, the Company issued a convertible promissory note with Global for $16,500. The convertible promissory note has a maturity date of August 10, 2017 and bears interest at 12%. The convertible promissory note provided for an OID of $1,500, a deduction of $1,000 for Global’s legal fees, and a debt discount of $16,500. The Company received net proceeds of $15,000. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the conversion date. Additionally, the Company issued 165,000 five-year warrants for common stock with an exercise price of $0.15 per share, subject to certain adjustments, and a cashless exercise option. The Company sold $16,500 of the principal of the note to Howard Schraub (“Schraub”) on March 16, 2017 and wrote off accrued interest payable of $1,063. As of June 30, 2017, the OID and the debt discount had been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2017.

On August 18, 2016, Global purchased $60,000 of the December 2015 LG convertible promissory note. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the conversion date. The acquisition was in two tranches, $30,000 each, thirty days apart. In multiple conversions during August 2016 through January 2017, Global converted $68,593 principal (including a penalty of $8,593 added to principal), $101 accrued interest payable and $5,000 in fees into 12,472,222 shares of the Company’s common stock. The replacement note has been repaid in full and no related derivative liability was recorded as of June 30, 2017.

On August 23, 2016, the Company issued a convertible promissory note with EMA Financial, LLC (“EMA”), for $33,000. The convertible promissory note had a maturity date of August 23, 2017 and bears interest at 16%. The convertible promissory note provided for an OID of $3,300, a deduction of $3,000 for EMA’s legal fees, and a debt discount of $33,000. The Company received net proceeds of $29,700. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. In April 2017, penalties totaling $8,249 were added to the note principal. Pursuant to multiple conversions in March and April 2017, EMA converted the entire principal of $41,249 into 25,157,579 shares of the Company’s common stock and wrote off $3,172 accrued interest payable. As of June 30, 2017, the OID and the debt discount had been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2017.

On October 6, 2016, the Company issued a convertible promissory note with EMA for $33,000. The note matures on October 6, 2017 and bears interest at 12%. A debt discount of $33,000 was recorded. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. Pursuant to multiple conversions in May and June 2017, EMA converted principal of $24,084 into 48,800,000 shares of the Company’s common stock, resulting in a principal balance of $8,916 as of June 30, 2017. As of June 30, 2017, $30,606 of the debt discount had been amortized, and there was accrued interest of $2,677. The Company has recorded a derivative liability of $25,368 as of June 30, 2017.

On December 2, 2016, the Company issued a convertible promissory note with Global for $18,700. The note matures on December 2, 2017 and bears interest at 12%. The convertible promissory note provided for an OID of $1,700; therefore, the net proceeds to the Company was $17,000. A debt discount of $18,700 was recorded. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. As of June 30, 2017, $978 of the OID had been amortized, $15,822 of the debt discount had been amortized and there was accrued interest of $1,297. The Company has recorded a derivative liability of $47,634 as of June 30, 2017. Additionally, the Company issued 82,500 five-year warrants for common stock with an exercise price of $0.15 per share, subject to certain adjustments, and a cashless exercise option.

On December 13, 2016, the Company issued a convertible promissory note with GPL for $10,000. The note matures on July 13, 2017 and bears interest at 12%. A debt discount of $10,000 was recorded. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. As of June 30, 2017, $9,387 of the debt discount had been amortized, and there was accrued interest of $658. The Company has recorded a derivative liability of $24,876 as of June 30, 2017.

On December 15, 2016, GPL purchased $40,000 principal and $462 accrued interest of the December 2015 LG convertible promissory note. The replacement convertible promissory note with GPL for $40,462 matures on July 15, 2017 and bears interest at 10%. A debt discount of $40,462 was recorded. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. Pursuant to three conversions in December 2016 through February 2017, GPL converted $1,270 principal into 12,700,000 shares of the Company’s common stock. On May 12, 2017, the Company and GPL entered into a Settlement and Release Agreement pursuant to which the remaining principal of $39,192 and accrued interest payable of $1,604 were extinguished. As of June 30, 2017, the debt discount had been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2017.

On February 13, 2017, the Company issued a convertible promissory note with Global for $10,000. The note matures on February 13, 2018 and bears interest at 2%. The convertible promissory note provides for an OID of $1,000. Therefore, the net proceeds to the Company was $9,000. A debt discount of $10,000 was recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. As of June 30, 2017, $375 of the OID had been amortized, $3,753 of the debt discount had been amortized and there was accrued interest of $75. The Company has recorded a derivative liability of $22,661 as of June 30, 2017. Additionally, the Company issued 333,333 seven-year warrants for common stock with an exercise price of $0.01 per share, subject to certain adjustments, and a cashless exercise option.

On February 21, 2017, Global purchased $50,000 principal of the December 2015 LG convertible promissory note. The $50,000 replacement note matures on February 21, 2018 and interest does not accrue prior to an event of default or the maturity date. A debt discount of $50,000 was recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Pursuant to four conversions in February 2017 through March 2017, Global converted $34,159 principal and $2,000 in fees into 17,923,000 shares of the Company’s common stock. On April 25, 2017, the Company sold the remaining $15,841 principal to Schraub. As of June 30, 2017, the debt discount had been fully amortized.

On March 16, 2017, Schraub purchased $16,500 principal of the August 10, 2016 Global convertible promissory note. The $16,500 replacement note matures on March 16, 2018 and bears interest at 12%. A debt discount of $16,500 was recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Pursuant to two conversions in March and April 2017, Schraub converted the entire principal of $16,500 and $400 in fees into 8,000,557 shares of the Company’s common stock. As of June 30, 2017, the debt discount had been fully amortized and accrued interest of $57 was written off. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2017.

On March 28, 2017, the Company issued a convertible promissory note with Schraub for $16,500. The note matures on March 28, 2018 and bears interest at 10%. A debt discount of $16,500 was recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. As of June 30, 2017, $4,250 of the debt discount had been amortized and there was accrued interest of $425. The Company has recorded a derivative liability of $42,814 as of June 30, 2017. Additionally, the Company issued 605,000 seven-year warrants for common stock with an exercise price of $0.01 per share, subject to certain adjustments, and a cashless exercise option. These warrants were surrendered to the Company and cancelled on May 8, 2017.

On March 28, 2017, the Company issued a convertible promissory note with Global for $18,150. The note matures on March 28, 2018 and bears interest at 10%. The convertible promissory note provides for an OID of $1,750. Therefore, the net proceeds to the Company was $16,400. A debt discount of $18,150 was recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Additionally, the Company issued 605,000 seven-year warrants for common stock with an exercise price of $0.01 per share, subject to certain adjustments, and a cashless exercise option. On April 4, 2017, the Company and Global entered into a Purchase, Exchange and Escrow Agreement pursuant to which $18,150 principal and $35 accrued interest payable were extinguished through assignment to Global of $50,000 of the Viva Entertainment note receivable (see Note 4). As of June 30, 2017, the OID and debt discount had been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2017. The warrants were surrendered to the Company and cancelled pursuant to the Purchase, Exchange and Escrow Agreement.

On April 4, 2017, the Company issued a convertible promissory note with Schraub for $20,000. The note matures on April 4, 2018 and bears interest at 10%. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. As of June 30, 2017, $4,767 of the debt discount had been amortized and there was accrued interest of $477. The Company has recorded a derivative liability of $50,843 as of June 30, 2017. Additionally, the Company issued 750,000 seven-year warrants for common stock with an exercise price of $0.01 per share, subject to certain adjustments, and a cashless exercise option. These warrants were surrendered to the Company and cancelled on May 8, 2017.

On April 13, 2017, the Company issued a convertible promissory note with Global for $30,000 to partially fund the settlement with Old Main discussed above. The note matures on April 13, 2018 and bears interest at 10%. A debt discount of $30,000 was recorded. The conversion price is 50% of the lowest traded price for the twenty-five consecutive trading days immediately preceding the applicable conversion date. Pursuant to two conversions in April and May 2017, Global converted $18,284 principal and $1,200 in fees into 11,134,000 shares of the Company’s common stock. On June 6, 2017, the Company sold the remaining $11,716 principal to Schraub. As of June 30, 2017, the debt discount had been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2017.

On April 25, 2017, Schraub purchased a convertible promissory note from Global with a principal balance of $15,841. The note matures on March 28, 2018 and is non-interest bearing. A debt discount of $15,841 was recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Pursuant to two conversions in April and May 2017, Schraub converted the entire principal of $15,841 and $500 in fees into 9,777,933 shares of the Company’s common stock. As of June 30, 2017, the debt discount had been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2017.

On May 16, 2017, the Company issued a convertible promissory note with Global for $30,000 to partially fund the settlement with River North discussed above. The note matures on May 16, 2018 and bears interest at 10%. A debt discount of $30,000 was recorded. The conversion price is 50% of the lowest traded price for the twenty-five consecutive trading days immediately preceding the applicable conversion date. Pursuant to two conversions in June 2017, Global converted $18,009 principal and $1,200 in fees into 18,109,000 shares of the Company’s common stock. On June 30, 2017, the Company and Global entered into a Purchase, Exchange and Escrow Agreement and Cancellation pursuant to which the remaining principal of $11,991 and $280 accrued interest payable were extinguished through the exchange with Global of a note receivable from Viva Entertainment with a principal balance of $8,985 and accrued interest receivable of $184 (see Note 4). As of June 30, 2017, the debt discount had been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2017.

On June 6, 2017, Schraub purchased a convertible promissory note from Global with a principal balance of $11,716. The note matures on March 13, 2018 and bears interest at 10%. A debt discount of $11,716 was recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Pursuant to two conversions in June 2017, Schraub converted the entire principal of $11,716 and $600 in fees into 19,053,500 shares of the Company’s common stock. As of June 30, 2017, the debt discount had been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2017.

As detailed above, during the year ended June 30, 2017, a total of 208,512,076 shares of the Company’s common stock, valued at $1,368,751, were issued in conversion of $292,332 note principal, $1,845 accrued interest payable, $10,900 in fees, $27,736 in penalties, $5,709 adjustment to debt discount and $1,030,229 loss on conversion of debt into common stock.

6. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has 20,000,000 shares of Preferred Stock authorized.

Series A Preferred Stock

On March 10, 2015, the Company, with the approval of a majority vote of its Board of Directors, approved the filing of a Certificate of Designation establishing the designations, preferences, limitations and relative rights of 1,000,000 shares of the Company's Series A preferred stock (the "Series A Designation" and the "Series A Preferred Stock"). The terms of the Certificate of Designation of the Series A Preferred Stock, which was filed with the State of Nevada on March 12, 2015, include the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of Series A Preferred Stock. The shares of Series A Preferred Stock are not convertible into shares of common stock.

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

On July 1, 2016, the Board of Directors of the Company agreed to compensate Steve Rubakh on a quarterly basis through the issuance of 30,000 shares of Series B Preferred Stock. For the year ended June 30, 2017, the Company issued 150,000 shares of Series B preferred stock to Steve Rubakh valued at $725,400.

Common Stock

During the year ended June 30, 2017, the Company issued a total of 227,976,876 shares of its common stock, including 60,000 shares issuable at June 30, 2016.

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

As detailed in Note 5, during the year ended June 30, 2017, a total of 208,512,076 shares of the Company’s common stock, valued at $1,368,751, were issued in conversion of $292,332 note principal, $1,845 accrued interest payable, $10,900 in fees, $27,736 in penalties, $5,709 adjustment to debt discount and $1,030,229 loss on conversion of debt into common stock.

During the year ended June 30, 2016, the Company issued a total of 4,286,737 shares of its common stock, including 1200,000 shares issuable as of June 30, 2015.

On July 22, 2015, the Company sold 48,245 shares of common stock for $55,000 cash.

On July 30, 2015, the Company issued 26,885 shares of common stock for debt converted of $31,466.

On August 6, 2015, the Company issued to Shang Fei, a former board member, 17,606 shares of common stock for debt converted of $19,015 and 194,444 shares of common stock for debt converted of $210,000, for a total of 212,050 shares of common stock. See Note 4.

On September 25, 2015, the Company authorized the issuance of 125,000 shares of common stock as part of an agreement with Grillo, a director of the Company, for services from September 25, 2015 through March 31, 2016 valued at $177,500.

On March 15, 2016, the Company issued 242,424 shares of common stock to Sophia Rubakh, a relative of Rubakh, in consideration of various consulting administrative and marketing services provided to the Company. The shares were issued with a value of $0.21 per share, or $50,909.

On April 25, 2016, the Company issued 500,000 shares of common stock to Falcones as compensation for his services. The shares were issued with a value of $0.21 per share or $105,000.

On June 27, 2016, Rubakh converted his convertible promissory note in the amount of $81,364 into 2,712,133 shares of common stock. The conversion price was $0.03 per share whereas the current stock price was $0.14 per share, therefore, a loss of $298,335 was recorded.

For the year ended June 30, 2016, the Company authorized the issuance of 360,000 shares of common stock as part of Rubakh's compensation package, of which 300,000 shares were issued and 60,000 shares were issuable at June 30, 2016. Stock-based compensation of $489,117 was recorded.

7. WARRANTS

The Company has granted warrants to officers and directors. Warrant activity for officers and directors for the years ended June 30, 2017 and 2017 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2015	-	-
Granted	6,000,000	$0.74
Exercised	-	$-
Forfeited or expired	(3,000,000)	$0.74

Outstanding at June 30, 2016	3,000,000	$0.74	4.31	$-
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(3,000,000)	$0.74

Outstanding at June, 2017	-	$-	-	$-

On January 2, 2016, the Company issued 3,000,000 warrants to Steve Rubakh as a compensation incentive. The warrants were to expire on January 2, 2021. The exercise price was $0.74 and the warrant had a cashless exercise option. The warrants were valued at $1,149,000 using a Black-Scholes calculation and recorded as compensation expense. The warrants were surrendered by Steve Rubakh in June 2017 and cancelled.

On January 2, 2016, the Company issued 3,000,000 warrants to Falcones as a compensation incentive. The warrants were to expire on January 2, 2021. The exercise price was $0.74 and the warrant had a cashless exercise option. The warrants were valued at $1,149,000 using a Black-Scholes calculation. As part of the April 6, 2016 sale of Viva Entertainment, these warrants were cancelled effective the date of issuance, therefore there was no expense recorded related to the issuance.

The Company has granted warrants to non-employee lenders in connection with the issuance of certain convertible promissory notes, certain of which were subsequently surrendered to the Company and cancelled. See Note 5. Warrant activity for these warrants for the years ended June 30, 2017 and 2016 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2015
Granted	60,000	$0.25
Exercised	-
Forfeited or expired	-

Outstanding at June 30, 2016	60,000	$0.25	2.81	$-
Granted	2,540,833	$0.02
Exercised	-	$-
Forfeited or expired	(1,960,000)	$0.01

Outstanding at June 30, 2017	640,833	$0.09	5.25	$-

The warrants were valued at the grant date using a Black-Scholes calculation. During the years ended June 30, 2017 and 2016, stock-based compensation totaling $20,844 and $10,320 was recorded for the warrants.

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits, except as stated below.

On October 14, 2016, the Supreme Court of the State of New York County of Kings, in regard to LG Capital Funding, LLC v. EMS Find, Inc., issued a judgment against EMS Find, Inc. in favor of LG Capital Funding, LLC, in the amount of $135,202, which includes principal and interest (calculated as of September 29, 2016), in regards to the convertible promissory note dated October 22, 2015. The judgment includes an Information Subpoena with Restraining Notice, which addressed the EMS Find, Inc. bank account at TD Bank. As of the date of this filing, $1,304 was garnished.

9. INCOME TAXES

For the years ended June 30, 2016 and 2015, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of June 30, 2017, the Company has net operating loss carry forwards of approximately $644,000 that expire through the year 2035. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s income tax expense (benefit) differs from the “expected” tax expense (benefit) for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to income (loss) before income taxes), as follows:

	Years Ended June 30,
	2017	2016

Tax expense (benefit) at the statutory rate	$113,178	$(1,710,398)
State income taxes, net of federal income tax benefit	(33,889)	(29,844)
Non-deductible items	825,797	1,555,101
Non-taxable items	(1,002,557)	-
Change in valuation allowance	97,471	185,141

Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2014 through 2017 remain open to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax asset at June 30, 2017 and 2016, respectively, are as follows:

	June 30,
	2017	2016

Net operating loss carryforward	$286,612	$185,141
Less valuation allowance	(286,612)	(185,141)

Net	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2017 were fully offset by a 100% valuation allowance.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Subsequent to June 30, 2017, the Company issued a total of 99,704,003 shares of its common stock to various lenders in a multiple conversions of convertible promissory note principal totaling $42,276. Pursuant to these conversions, the following convertible notes payable were extinguished in full (see Note 5): River North $4,660; Global $18,700; EMA $8,916 and GPL $10,000.

In July 2017, the Company converted the remaining principal balance of the convertible note receivable balance from Viva Entertainment (see Note 4) and received a total of 84,250,000 common shares of Viva Entertainment. The Company subsequently sold a total of 170,250,000 common shares of Viva Entertainment and received additional net proceeds of approximately $554,000.

In a cashless exercise in July 2017, a warrant holder partially exercised its warrant receiving 9,421,000 shares of the Company’s common stock.

On July 5, 2017, the Company loaned Viva Entertainment $50,000 in the form of a convertible promissory note. The note bears interest at 10% and matures on July 5, 2018. The note is convertible into common shares of Viva Entertainment at an exercise price of 40% of the lowest trading price during the ten trading days ending on the trading date prior to the conversion notice. On August 1, 2017, the Company converted the $50,000 principal of the note into 55,555,555 restricted common shares of Viva Entertainment.

On August 21, 2017, the Board of Directors of the Company approved a 1-for-50 reverse split of the Company’s common stock, effective upon approval by the Financial Industry Regulatory Authority (“FINRA”).

On August 31, 2017, the Company issued 17,361,111 shares of its common stock to an officer in payment of $15,625 accrued compensation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of June 30, 2017, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of June 30, 2017, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2017, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Independent Registered Accountant's Internal Control Attestation.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Corrective Action.

Management plans to address the structure of the Board of Directors and discuss adding an audit committee during fiscal year 2018.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and positions of our current executive officers and directors.

Name and Address	Age	Position(s) Held

Steve Rubakh	56	President, CEO, CFO, Secretary, and Director

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

Corporate Governance

Directors are elected at the annual stockholder meeting or appointed by our Board of Directors and serve for one year or until their successors are elected and qualified. When a new director is appointed to fill a vacancy created by an increase in the number of directors, that director holds office until the next election of one or more directors by stockholders. Officers are appointed by our Board of Directors and their terms of office are at the discretion of our Board of Directors.

Committees of our Board of Directors

Audit Committee. Our Board of Directors plans to establish an Audit Committee, the members of which shall be considered as independent under the standards for independence for audit committee members established by the NYSE. The Audit Committee will operate under a written charter.

Other Committees. The Board does not have standing compensation or nominating committees. The Board does not believe a compensation or nominating committee is necessary based on the size of the Company, the current levels of compensation to corporate officers and voting control by our major stockholder. The Board will consider establishing compensation and nominating committees at the appropriate time.

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this report. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, at 73 Buck Road, Suite 2, Huntingdon Valley, PA 19006 (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

Other Information about our Board of Directors

During our fiscal year ended June 30, 2017, our Board of Directors acted by written consent 14 times.

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

Director Compensation

We compensate directors as per specific agreements with each director. In fiscal year 2016, we issued Daniel Grillo 125,000 shares of common stock as compensation for his services. Director compensation to Steve Rubakh is included in the total compensation discussed in Item 11, Executive Compensation.

Director	Year	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Daniel Grillo	2017	-	-	-	-	-	-	-
	2016	-	177,500	-	-	-	-	177,500

__________

(1)	On September 25, 2015, the Company authorized the issuance of 125,000 shares of the Company’s common stock as part of an agreement with Daniel Grillo, a director of the Company, for services from September 25, 2015 through March 31, 2016. The shares were valued at $177,500 based on the market price on the date of issuance.

Section 16(a) Compliance by Officers and Directors

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our fiscal year ended June 30, 2017, except as follows.

Mr. Steve Rubakh, our CEO filed on September 19, 2016, a late Form 4 that reported the following transactions: the acquisition on June 27, 2016, through debt conversion, of 2,712,133 shares of common stock; the sale on August 30, 2016, of 10,500 shares of common stock; the sale on August 31, 2016 of 10,000 shares of common stock; and the sale on September 7, 2016 of 309,612 shares of common stock. On June 23, 2017, Mr. Rubakh filed a late Form 4 that reported the following transactions: the issuance to him on February 14, 2017 by the Company of 6,618,400 shares of common stock in conversion by Mr. Rubakh of outstanding debt of the Company; the issuance to Mr. Rubakh of 12,487,400 shares of common stock on February 14, 2017 by the Company in conversion by Mr. Rubakh of accrued payroll debt; the sale on March 31, 2017 of 608,085 shares of common stock; and the sale on April 25, 2017 of 231,116 shares of common stock. On August 3, 2017, Mr. Rubakh filed a Form 5 that reported five issuances to him by the Company of 30,000 shares each of Series B Preferred Stock on August 29, September 1 and November 1, 2016, and on February 22 and May 2, 2017.

Code of Ethics

We plan to adopt a revised Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

General

We have one executive officer, who is currently our only employee. On July 1, 2016, the Board of Directors of the Company agreed with Steve Rubakh to reduce his compensation to $75,000 per year and to terminate a prior arrangement to issue 30,000 shares of common stock each month, and in exchange, Steve Rubakh is to receive 30,000 shares of Series B Preferred Stock on a quarterly basis.

On July 29, 2017, the Board of Directors of the Company approved a change to the compensation of Steve Rubakh, increasing his annual salary to $125,000 and retaining the issuance of 30,000 shares of Series B Preferred Stock on a quarterly basis.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities, including that of director, during fiscal years 2017 and 2016 awarded to, earned by or paid to our executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(2) ($)	Option and Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Steve Rubakh Chief Executive Officer,	2017	75,000		725,400	-	-	-	-	800,400
Chief Financial Officer and Director(1)	2016	26,381	-	489,117	-	-	-	34,756	550,254

___________

(1)	Mr. Rubakh was appointed as CEO, CFO and Director on April 1, 2015.

(2)	For the year ended June 30, 2017, the Company authorized the issuance of 150,000 shares of Series B preferred stock as part of Steve Rubakh's compensation package. Stock-based compensation of $725,400 was recorded, based on the market price of the Company’s common stock on an “as converted” basis.

Accrued compensation payable to Steve Rubakh at June 30, 2017 was $28,568.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock (and preferred stock) as of August 28, 2017, for:

i.	each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock;

ii.	each executive officer and named officer;

iii.	each director; and

iv.	all of our officers and directors as a group.

Except as indicated in the footnotes to the following table, the persons named in the table has sole voting and investment power with respect to all shares of common stock and preferred stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 73 Buck Road, Suite 2, Huntingdon Valley, PA 19006.

Title of Class	Name of Beneficial Owners	Amount and Nature of Ownership (1)	Percent of Class(2)

Common stock, $0.001 par value	Steve Rubakh (3)(4)	51,166,629	13.20%
Series A preferred stock, $0.001 par value	Steve Rubakh (3)(5)	500,000	100.00%
Series B preferred stock, $0.001 par value	Steve Rubakh (3)(6)	180,000	100.00%

Common stock, $0.001 par value	All officers and directors as a group	51,166,629	13.20%
Series A preferred stock, $0.001 par value	All officers and directors as a group	500,000	100.00%
Series B preferred stock, $0.001 par value	All officers and directors as a group	180,000	100.00%

__________

(1)

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power to the shares of the Company's common stock.

(2)

As of August 28, 2017, a total of 369,753,151 shares of the Company's common stock are outstanding. For each Beneficial Owner listed, any options exercisable within 60 days have been also included for purposes of calculating their percent of class.

(3)	Officer and director.

(4)

Mr. Rubakh owns 33,166,629 shares of common stock directly, and 180,000 shares of Series B Convertible Preferred Stock directly, convertible into 18,000,000 shares of common stock. Mr. Rubakh also owns all of the outstanding 500,000 shares of super-voting Series A Preferred stock.

(5)	The Series A preferred stock is not convertible into common stock, but is representative of 500,000,000 shares of common stock solely for voting purposes.

(6)	The Series B preferred stock is convertible into 18,000,000 shares of common stock, and the holder has the right to vote, together with holders of Common Stock, on an as "converted basis".

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On January 2, 2016, the Company issued 3,000,000 warrants for common stock of the Company to Steve Rubakh, the Company’s President and Chief Executive Officer, as a compensation incentive. The warrants were to mature on January 2, 2021 and had an exercise price of $0.74 and a cashless exercise option. The warrants were surrendered by Steve Rubakh in June 2017 and cancelled

On July 1, 2016, the Board of Directors of the Company agreed with Steve Rubakh to reduce his compensation to $75,000 per year and to terminate the monthly issuance of 30,000 shares of common stock and in exchange, Steve Rubakh is to receive 30,000 shares of Series B Preferred Stock on a quarterly basis. For the year ended June 30, 2017, the Company authorized the issuance of 150,000 shares of Series B preferred stock as part of Steve Rubakh's compensation package. Stock-based compensation of $725,400 was recorded.

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

Due to related parties, primarily shareholders, was $20,216 at June 30, 2017.

Included in accrued expenses at June 30, 2017 was $28,568 payable to Steve Rubakh for accrued compensation.

Director Independence

We currently have no independent directors as that term is defined in Rule 4200 of Nasdaq’s listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the years ended June 30, 2017 and 2016, the aggregate fees billed by Leigh J. Kremer, CPA for professional services rendered for the audit (including quarterly review) of our annual consolidated financial statements included in our annual report on Form 10-K were $17,000 and $12,500, respectively. Audit fees consist of amounts billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement

Audit-Related Fees

For the years ended June 30, 2017 and 2016, no audit-related fees were billed by Leigh J. Kremer, CPA. Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees.”

Tax Fees

Tax fees consist of professional services rendered for tax compliance, tax advice and tax planning. The nature of these tax services is tax preparation. Our accounting firm does not provide us with tax compliance, tax advice or tax planning services.

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

Our board reviewed the audited financial statements of our Company for the year ended June 30, 2017 and met with the independent auditors, separately and together, to discuss such financial statements. Management and the auditors have represented to us that the financial statements were prepared in accordance with generally accepted accounting principles in the United States. Based upon these reviews and discussions, our board authorized and directed that the audited financial statements be included in our Annual Report on Form 10-K for the year ended June 30, 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a) Financial Statements

The financial statements and included in this Annual Report on Form 10-K are included in Item 8 in this Annual Report.

(b) Exhibits

The following exhibits are being filed as part of this Annual Report on Form 10-K, or incorporated herein by reference as indicated.

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of the Company. [Incorporated by reference to Exhibit 2 to Company’s Registration Statement on Form S-1, filed with the SEC on June 7, 2011.]

3.1(a)	Certificate of Amendment, filed December 1, 2014. [Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on December 8, 2014.]

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

3.1(d)

Certificate of Correction, filed with the Nevada Secretary of State on November 7, 2016. [Incorporated by reference to Exhibit 3.1(d) to our Current Report on Form 8-K, filed with the SEC on November 18, 2016.]

3.1(e)	Certificate of Designation for the Company’s Series B Preferred Stock, filed with the Secretary of State of Nevada on December 21, 2015, filed herewith.

3.1(f)	Certificate of Amendment, filed with the Secretary of State of Nevada on March 15, 2017, filed herewith.

3.1(g)

Articles of Merger for the merger of the Company’s wholly-owned subsidiary, Interactive Ventures, Inc., into the Company, filed with the Secretary of State of Nevada on June 14, 2017. [Incorporated by reference to Exhibit 3.1(f) to our Current Report on Form 8-K, filed with the SEC on June 19, 2017.]

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

10.3	Form of Common Stock Purchase Warrant issued October 8, 2015. [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on October 30, 2015.]

10.4	$125,000 Promissory Convertible Note issued to LG Capital Funding, LLC. [Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on November 10, 2015.]

10.5

Securities Purchase Agreement, dated as of October 22, 2015, between LG Capital Funding, LLC and the Company. [Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed with the SEC on November 10, 2015.]

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

10.12

Securities Purchase Agreement, dated August 10, 2016, between Global Opportunity Group, LLC, and the Company, filed herewith. [Incorporated by Reference to Exhibit 10.12 to our Annual Report on Form 10-K, filed with the SEC on September 27, 2016.]

10.13

Common Stock Purchase Warrant, dated August 10, 2016, issued to Global Opportunity Group, LLC. [Incorporated by Reference to Exhibit 10.13 to our Annual Report on Form 10-K, filed with the SEC on September 27, 2016.]

10.14

Securities Purchase Agreement, dated August 23, 2016, between EMA Financial, LLC, and the Company. [Incorporated by Reference to Exhibit 10.14 to our Annual Report on Form 10-K, filed with the SEC on September 27, 2016.]

10.15	Viva Entertainment Group Promissory Note, as amended February 27, 2017. [Incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K, filed with the SEC on March 9, 2017 .]

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.

32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

____________

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Steve Rubakh	September 14, 2017
Steve Rubakh, Principal Executive Officer and Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steve Rubakh	September 14, 2017
Steve Rubakh, Director	Date

