Form 10-Q
period 2017-09-30
INTEGRATED VENTURES, INC.
filed 2017-11-06
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value per share, was 7,742,401 as of November 6, 2017.

INTEGRATED VENTURES, INC.

(FORMERLY EMS FIND, INC.)

FORM 10-Q

SEPTEMBER 30, 2017

2

PART I – FINANCIAL INFORMATION

Integrated Ventures, Inc.
(formerly EMS Find, Inc.)
Condensed Balance Sheets

	September 30, 2017	June 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$90,193	$15,691
Marketable securities	112,901	253,998
Prepaid expenses	5,000	7,500
Note receivable	-	16,872
Accrued interest receivable	-	1,519
Total current assets	208,094	295,580

Other assets:
Property and equipment	281,757	-
Deposits	700	700
Total other assets	282,457	700

Total assets	$490,551	$296,280

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable, net of discounts	$9,590	$47,814
Note payable	125,000	125,000
Accounts payable	31,901	27,417
Due to related party	5,022	20,216
Accrued expenses	29,498	57,032
Derivative liability	346,183	226,731
Total current liabilities	547,194	504,210

Total liabilities	547,194	504,210

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, $0.001 par value, (20,000,000 shares authorized, 500,000 shares issued and outstanding)	500	500
Series B preferred stock, $0.001 par value, (500,000 shares authorized, 180,000 and 150,000 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively)	180	150
Common stock, $0.001 par value, (2,000,000,000 shares authorized, 7,742,401 and 5,212,564 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively)	7,742	5,213
Additional paid-in capital	4,988,413	4,613,089
Accumulated deficit	(5,053,478)	(4,826,882)
Total stockholders’ deficit	(56,643)	(207,930)

Total liabilities and stockholders’ deficit	$490,551	$296,280

See notes to condensed financial statements

Integrated Ventures, Inc.
(formerly EMS Find, Inc.)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2017	2016

Revenue	$-	$-

Operating expenses:
General and administrative	139,877	755,316

Total operating expenses	139,877	755,316

Loss from operations	(139,877)	(755,316)

Other income (expense):
Interest and other income	98	-
Realized gain on sale of marketable securities	281,223	-
Unrealized gain on sale of marketable securities	61,111	-
Interest expense	(85,581)	(97,204)
Change in fair value of derivative liability	(71,835)	781,317
Loss on extinguishment of debt	(271,735)	(115,274)

Total other income (expense)	(86,719)	568,839

Loss before income taxes	(226,596)	(186,477)

Provision for income taxes	-	-

Net loss	$(226,596)	$(186,477)

Net loss per common share, basic and diluted	$(0.03)	$(0.28)

Weighted average number of common shares outstanding, basic and diluted	7,169,768	668,502

See notes to condensed financial statements

Integrated Ventures, Inc.
(formerly EMS Find, Inc.)
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(226,596)	$(186,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,000	643,950
Amortization of debt discount	49,205	74,980
Amortization of original issue discount	1,347	15,843
Change in fair value of derivative liability	71,835	(781,317)
Loss on extinguishment of debt	271,735	115,274
Financing fees related to notes payable	31,858	7,035
Realized gain on sale of marketable securities	(281,223)	-
Unrealized gain on marketable securities	(61,111)	-
Changes in assets and liabilities:
Prepaid expenses	2,500	-
Accounts payable	4,484	30,656
Due to related party	(15,194)	1,000
Accrued expenses	(3,501)	380
Checks written in excess of cash balance	-	(11,695)

Net cash used in operating activities	(145,661)	(90,371)

Cash flows from investing activities:
Net proceeds from the sale of marketable securities	551,800	-
Increase in notes receivable	(49,880)	-
Purchase of property and equipment	(281,757)	-

Net cash provided by investing activities	220,163	-

Cash flows from financing activities:
Proceeds from convertible notes payable	-	99,666

Net cash provided by financing activities	-	99,666

Net increase in cash	74,502	9,295
Cash, beginning of period	15,691	1,974

Cash, end of period	$90,193	$11,269

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Shares issued for convertible notes payable	$353,258	$53,500
Shares issued for due to related party	15,625	37,500
Debt discount for derivative liability	47,617	-
Accrued interest for notes payable	1,117	-
Marketable securities for conversion of notes receivable	66,850	-

See notes to condensed financial statements

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Three Months Ended September 30, 2017

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

EMS Find, Inc. (“EMSF,” “the "Company," "we," "our," or "us") was incorporated in the State of Nevada on March 22, 2011, under the name of Lightcollar, Inc. On March 20, 2015, the Company amended its articles of incorporation and changed its name from Lightcollar, Inc. to EMS Find, Inc. On May 30, 2017, Integrated Ventures, Inc. (“INTV,” a Nevada corporation, was formed as a wholly owned subsidiary of EMSF. Pursuant to an Agreement and Plan of Merger dated May 30, 2017, INTV was merged into EMSF, with the Company being the surviving corporation and changing its name to Integrated Ventures, Inc. Our corporate office is located in Bucks County, Pennsylvania.

The Company is focused on acquiring, launching and operating companies, primarily in the technology, mobile applications and healthcare transportation sectors.

The Company is in the process of developing and acquiring a diverse portfolio of digital currency assets and block chain technologies, and recently completed a significant purchase of digital asset mining equipment. Upon timely delivery and full deployment of the equipment, including installation and setup, the Company, through a newly formed wholly owned subsidiary, BitcoLab, Inc., will focus on growing its capacity in the digital asset mining sector.

On August 21, 2017, the Board of Directors of the Company approved a 1-for-50 reverse split of the Company’s common shares, which through approval of FINRA was effective September 21, 2017. The reverse split has been given retroactive effect in the condensed financial statements for all periods presented.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended September 30, 2017 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2018. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2017 filed on September 14, 2017 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had cash balances of $90,193 and $15,691 as of September 30, 2017 and June 30, 2017, respectively.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Three Months Ended September 30, 2017

(Unaudited)

Marketable Securities

The marketable security investments of the Company include common shares of Viva Entertainment Group, Inc. (“Viva Entertainment”) received in the conversion of a convertible note receivable from Viva Entertainment. These marketable securities are included in current assets in the balance sheet, are classified as trading securities, and reported at fair value based on quoted market prices. Changes in the fair value of the investments during the period are recorded as unrealized gains or losses in other income (expense) in the statements of operations. Realized gains on the sale of marketable securities are included in other income (expense) in the statements of operations.

Property and Equipment

Property and equipment is stated at cost, and at September 30, 2017, consists of computer and other equipment purchased for digital currency mining operations. The equipment will be depreciated when placed into service using the straight-line method over its estimated service life. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

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

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Three Months Ended September 30, 2017

(Unaudited)

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

Revenue Recognition

Revenue is recognized when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer. In this case, revenues are recognized upon services rendered.

Income Taxes

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2017, tax years 2015 and 2016 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Three Months Ended September 30, 2017

(Unaudited)

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

As of September 30, 2017, common stock equivalent shares which may dilute future earnings per share include 2,581,621 common shares issuable upon conversion of convertible notes payable, 615,710 common shares issuable upon exercise of warrants, and 15,000,000 common shares upon conversion of Series B Preferred Stock. As of September 30, 2017, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2017 and June 30, 2017, the amounts reported for cash, note receivable, accrued interest receivable, note payable, accounts payable, due to related party and accrued expenses approximate fair value because of their short maturities.

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

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Three Months Ended September 30, 2017

(Unaudited)

Our marketable securities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
September 30, 2017:
Marketable securities	$112,901	$112,901	$-	$-

Total assets measured at fair value	$112,901	$112,901	$-	$-

June 30, 2017:
Marketable securities	$253,998	$253,998	$-	$-

Total assets measured at fair value	$253,998	$253,998	$-	$-

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
September 30, 2017:
Derivative liabilities	$226,731	$-	$-	$226,731

Total liabilities measured at fair value	$226,731	$-	$-	$226,731

June 30, 2017:
Derivative liabilities	$1,208,414	$-	$-	$1,208,414

Total liabilities measured at fair value	$1,208,414	$-	$-	$1,208,414

During the three months ended September 30, 2017, the Company had the following activity in its derivative liability:

Derivative liability at June 30, 2017	$226,731
Addition to liability for new debt issued	47,617
Change in fair value	71,835

Derivative liability at September 30, 2017	$346,183

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

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Three Months Ended September 30, 2017

(Unaudited)

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

Reclassifications

Certain amounts in the condensed financial statements for the three months ended September 30, 2016 have been reclassified to conform to the presentation for the three months ended September 30, 2017.

2. GOING CONCERN

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of September 30, 2017 of $339,100, and used net cash in operations of $145,661 and $90,371 for the three months ended September 30, 2017 and 2016, respectively. In addition, as of September 30, 2017, the Company had an accumulated deficit of $5,053,478. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

3. NOTE RECEIVABLE AND MARKETABLE SECURITIES

On April 6, 2016, the Company completed the sale of its subsidiary, Viva Entertainment, to Black River Petroleum Corp., a Nevada publicly-traded company (“Black River”), at a closing where, in exchange for all sale of all of the outstanding shares of Viva Entertainment, Black River issued to the Company its 10% (15% default rate) promissory note in the principal amount of $100,000, due December 31, 2016 (the “Viva Note”). The Company gave no effect to the Viva Note in its financial statements, pending collection of the note and completion of the transaction. We discontinued consolidation of the accounts of Viva Entertainment effective April 6, 2016.

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

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Three Months Ended September 30, 2017

(Unaudited)

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

On July 20, 2017, the Company converted $16,850 principal of the Viva Note into a total of 84,250,000 common shares of Viva Entertainment.

During July 2017, the Company sold a total of 170,250,000 common shares of Viva Entertainment, with net proceeds of $551,800, and recorded a realized gain on sale of marketable securities of $281,223 for the three months ended September 30, 2017.

In July and August 2017, the Company advanced a total of $49,880 cash to Viva Entertainment pursuant to a new convertible note receivable dated July 5, 2017 (the “July 2017 Viva Note”). On August 1, 2017, the Company converted the remaining principal balance of the Viva Note of $22, the principal balance of the July 2017 Viva Note of $49,880 and accrued interest receivable of $98, for a total of $50,000, into 55,555,555 common shares of Viva Entertainment.

As of September 30, 2017, the Company held a total of 55,555,555 common shares of Viva Entertainment, recorded at market value of $112,901. The Company recorded total unrealized gains on marketable securities of $61,111 during the three months ended September 30, 2017. As of June 30, 2017, the Company held a total of 86,000,000 common shares of Viva Entertainment, recorded at market value of $253,998.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2017:

Computer and related equipment	$280,816
Leasehold improvements	941

Total	$281,757

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Three Months Ended September 30, 2017

(Unaudited)

5. RELATED PARTY TRANSACTIONS

On July 29, 2017, the Board of Directors of the Company established annual compensation for Steve Rubakh of $125,000 per year, effective July 1, 2017. In addition, Steve Rubakh will receive 30,000 shares of Series B Preferred Stock on a quarterly basis. For the three months ended September 30, 2017, the Company authorized the issuance of 30,000 shares of Series B preferred stock, and stock-based compensation valued at $9,000 was recorded.

On August 31, 2017, Steve Rubakh converted accrued compensation of $15,625 into 347,222 common shares of the Company.

As of September 30, 2017 and June 30, 2017, amounts due to related party totaled $5,022 and $20,216, respectively.

6. CONVERTIBLE NOTES PAYABLE

Notes payable, all classified as current, consist of the following:

	September 30, 2017				June 30, 2017
			Original				Original
		Debt	Issue			Debt	Issue
	Principal	Discount	Discount	Net	Principal	Discount	Discount	Net

Note Payable
LG Capital Funding, LLC	$125,000	$-	$-	$125,000	$125,000	$-	$-	$125,000

Convertible Notes Payable
Global Opportunity Group, LLC	$16,500	$(12,306)	$-	$4,194	$-	$-	$-	$-
Global Opportunity Group, LLC	20,000	(15,061)	-	4,939	-	-	-	-
A1 Solar Corp.	11,117	(10,660)		457	-	-	-	-
River North Equity, LLC	-	-	-	-	4,660	-	-	4,660
Global Opportunity Group, LLC	-	-	-	-	18,700	(2,878)	(722)	15,100
EMA Financial, LLC	-	-	-	-	8,916	(2,394)	-	6,522
GPL Ventures, LLC	-	-	-	-	10,000	(613)	-	9,387
Global Opportunity Group, LLC	-	-	-	-	10,000	(6,247)	(625)	3,128
Howard Schraub	-	-	-	-	16,500	(12,250)	-	4,250
Howard Schraub	-	-	-	-	20,000	(15,233)	-	4,767

Total	$47,617	$(38,027)	$-	$9,590	$88,776	$(39,615)	$(1,347)	$47,814

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Three Months Ended September 30, 2017

(Unaudited)

Note Payable

On October 22, 2015, the Company entered into a Securities Purchase Agreement ("Purchase Agreement"), dated as of October 22, 2015, with LG Capital Funding, LLC ("LG"), pursuant to which the Company sold LG a convertible note in the principal amount of $125,000 (the first of four such Convertible Notes each in the principal amount of $125,000 provided for under the Purchase Agreement), bearing interest at the rate of 8% per annum (the "Convertible Note"). Each of the Convertible Notes issuable under the Purchase Agreement provides for a 15% original issue discount ("OID"), such that the purchase price for each Convertible Note is $106,250, and at each closing LG is entitled to be paid $6,000 for legal and other expenses. The Convertible Note provides LG the right to convert the outstanding balance, including accrued and unpaid interest, of such Convertible Note into shares of the Company's common stock at a price ("Conversion Price") for each share of common stock equal to 80% of the lowest trading price of the common stock as reported on the National Quotations Bureau for the OTCQB exchange on which the Company's shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. The Convertible Note was payable, along with interest thereon, on October 22, 2016 and was in default. The convertible note had an OID of 15%, which was recorded at $18,750 and which has been fully amortized. The Company recorded a debt discount of $44,643, which has also been fully amortized.

On October 14, 2016, the Supreme Court of the State of New York County of Kings, in regards to LG Capital Funding, LLC v. EMS Find, Inc., issued a judgment against EMS Find, Inc. in favor of LG Capital Funding, LLC, in the amount of $135,202, which includes principal and interest (calculated as of September 29, 2016), in regards to the convertible promissory note dated October 22, 2015. The judgment includes an Information Subpoena with Restraining Notice, which addressed the EMS Find, Inc. bank account at TD Bank. As of the date of this filing, $1,304 was garnished. As a result of the judgment, the conversion feature of the note was eliminated and therefore, the associated derivative liability was extinguished. As of September 30, 2017, the debt has been recorded as a note payable of $125,000, a current liability in the balance sheet, and $23,998 of interest has been accrued.

Convertible Notes Payable

On July 25, 2016, the Company entered into an equity purchase agreement with River North Equity, LLC (“River North”) for up to $2,000,000. On July 25, 2016, the Company entered into a convertible promissory note with River North for $33,333. The convertible promissory note had a maturity date of March 29, 2017 and bears interest at 10%. The convertible promissory note provided for an OID of $3,333, a deduction of $4,000 for River North’s legal fees, and a debt discount of $33,333. The conversion price is the lower of 65% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. On February 1, 2017, River North converted $2,036 principal and $1,744 accrued interest into 52,878 common shares of the Company. On April 20, 2017, the Company and River North entered into a Settlement Agreement & Mutual Release with respect to this note, resulting in penalties of $17,955 added to the note principal to bring the principal balance to $49,252 and requiring a principal payment of $30,000, which payment was financed by the issuance of a new convertible promissory to Global. On June 2, 2017, River North converted $14,592 principal into 172,685 common shares of the Company, resulting in a principal balance of $4,660 as of June 30, 2017. As of June 30, 2017, the OID and the debt discount had been fully amortized and there was accrued interest payable of $1,236. The Company recorded a derivative liability of $12,535 as of June 30, 2017. On July 5, 2017, River North converted the remaining principal of $4,660 into 183,068 common shares of the Company and the accrued interest payable balance of $1,236 was written off. The note has been repaid in full and no related derivative liability was recorded as of September 30, 2017.

On October 6, 2016, the Company entered into a convertible promissory note with EMA for $33,000. The note matures on October 6, 2017 and bears interest at 12%. A debt discount of $33,000 was recorded. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. Pursuant to multiple conversions in May and June 2017, EMA converted principal of $24,084 into 976,000 shares of the Company’s common stock, resulting in a principal balance of $8,916 as of June 30, 2017. As of June 30, 2017, $30,606 of the debt discount had been amortized, and there was accrued interest of $2,677. The Company recorded a derivative liability of $25,368 as of June 30, 2017. On July 5, 2017, July 7, 2017 and July 12, 2017, EMA converted the remaining principal of $8,916, accrued interest payable of $2,715 and penalties totaling $29,908 into a total of 830,776 common shares of the Company. The OID and the debt discount have been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of September 30, 2017.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Three Months Ended September 30, 2017

(Unaudited)

On December 2, 2016, the Company entered into a convertible promissory note with Global for $18,700. The note matures on December 2, 2017 and bears interest at 12%. The convertible promissory note provided for an OID of $1,700; therefore, the net proceeds to the Company was $17,000. A debt discount of $18,700 was recorded. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. As of June 30, 2017, $978 of the OID had been amortized, $15,822 of the debt discount had been amortized and there was accrued interest of $1,297. The Company recorded a derivative liability of $47,634 as of June 30, 2017. Additionally, the Company issued 1,650 five-year warrants for common stock with an exercise price of $7.50 per share, subject to certain adjustments, and a cashless exercise option. On July 13, 2017 and August 15, 2017, Global converted the entire principal of $18,700 and fees totaling $1,250 into a total of 567,867 common shares of the Company and the accrued interest payable balance of $1,541 was written off. The OID and the debt discount have been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of September 30, 2017.

On December 13, 2016, the Company entered into a convertible promissory note with GPL for $10,000. The note matures on July 13, 2017 and bears interest at 12%. A debt discount of $10,000 was recorded. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. As of June 30, 2017, $9,387 of the debt discount had been amortized, and there was accrued interest of $658. The Company recorded a derivative liability of $24,876 as of June 30, 2017. On July 6, 2017 and July 12, 2017, GPL converted the entire principal of $10,000 into a total of 400,000 common shares of the Company and the accrued interest payable balance of $687 was written off. The OID and the debt discount have been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of September 30, 2017.

On February 13, 2017, the Company entered into a convertible promissory note with Global for $10,000. The note matures on February 13, 2018 and bears interest at 2%. The convertible promissory note provides for an OID of $1,000. Therefore, the net proceeds to the Company was $9,000. A debt discount of $10,000 was recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. As of June 30, 2017, $375 of the OID had been amortized, $3,753 of the debt discount had been amortized and there was accrued interest of $75. The Company has recorded a derivative liability of $22,661 as of June 30, 2017. Additionally, the Company issued 6,667 seven-year warrants for common stock with an exercise price of $0.50 per share, subject to certain adjustments, and a cashless exercise option. On September 15, 2017, Global sold the $10,000 note and $1,117 accrued interest payable to A1Solar. The OID and the debt discount have been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of September 30, 2017.

On September 15, 2017, A1 Solar Corp (“A1 Solar”) purchased $10,000 principal and $1,117 accrued interest payable of the February 13, 2017 Global convertible promissory note. The $11,117 convertible replacement note matures on September 29, 2018 and bears interest at an annual rate of 12%. A debt discount of $11,117 and a derivative liability of $26,209 were recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. As of September 30, 2017, $457 of the debt discount had been amortized and there was accrued interest payable of $49. The Company has recorded a derivative liability of $72,482 as of September 30, 2017.

On March 28, 2017, the Company entered into a convertible promissory note with Schraub for $16,500. The note matures on March 28, 2018 and bears interest at 10%. A debt discount of $16,500 was recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. As of June 30, 2017, $4,250 of the debt discount had been amortized and there was accrued interest of $425. The Company recorded a derivative liability of $42,814 as of June 30, 2017. Additionally, the Company issued 12,100 seven-year warrants for common stock with an exercise price of $0.50 per share, subject to certain adjustments, and a cashless exercise option. These warrants were surrendered to the Company and cancelled on May 8, 2017. On July 31, 2017, Schraub assigned the $16,500 note to Global. The debt discount has been fully amortized and $565 of accrued interest payable was written off. The note has been repaid in full and no related derivative liability was recorded as of September 30, 2017.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Three Months Ended September 30, 2017

(Unaudited)

On July 31, 2017, Global was assigned the $16,500 principal of the March 28, 2017 Schraub convertible promissory note. The note matures on March 28, 2018 and bears interest at 10%. A debt discount of $16,500 and a derivative liability of $114,489 were recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. As of September 30, 2017, $4,194 of the debt discount had been amortized and there was accrued interest payable of $276. The Company has recorded a derivative liability of $123,620 as of September 30, 2017.

On April 4, 2017, the Company entered into a convertible promissory note with Schraub for $20,000. The note matures on April 4, 2018 and bears interest at 10%. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. As of June 30, 2017, $4,767 of the debt discount had been amortized and there was accrued interest of $477. The Company recorded a derivative liability of $50,843 as of June 30, 2017. Additionally, the Company issued 15,000 seven-year warrants for common stock with an exercise price of $0.50 per share, subject to certain adjustments, and a cashless exercise option. These warrants were surrendered to the Company and cancelled on May 8, 2017. On July 31, 2017, Schraub assigned the $20,000 note to Global. The debt discount has been fully amortized and $647 of accrued interest payable was written off. The note has been repaid in full and no related derivative liability was recorded as of September 30, 2017.

On July 31, 2017, Global was assigned the $20,000 principal of the April 4, 2017 Schraub convertible promissory note. The note matures on April 4, 2018 and bears interest at 10%. A debt discount of $20,000 and a derivative liability of $140,711 were recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. As of September 30, 2017, $4,939 of the debt discount had been amortized and there was accrued interest payable of $334. The Company has recorded a derivative liability of $150,081 as of September 30, 2017.

On July 6, 2017, Schraub converted fees of $600 into 618,500 common shares of the Company.

As detailed above, during the three months ended September 30, 2017, a total of 1,994,081 shares of the Company’s common stock, valued at $353,258, were issued in conversion of $42,276 note principal, $2,715 accrued interest payable, $1,950 in fees, $29,908 in penalties and $276,409 loss on conversion of debt into common stock.

7. STOCKHOLDERS’ DEFICIT

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

The Company has 20,000,000 shares of Series A Preferred Stock authorized, with 500,000 shares issued and outstanding, which were issued in March 2015 in consideration for services on the Company’s Board of Directors.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Three Months Ended September 30, 2017

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

On July 1, 2016, the Board of Directors of the Company agreed to compensate Steve Rubakh on a quarterly basis through the issuance of 30,000 shares of Series B Preferred Stock. For the three months ended September 30, 2017, the Company issued 30,000 shares of Series B preferred stock to Steve Rubakh valued at $9,000.

Common Stock

On August 21, 2017, the Board of Directors of the Company approved a 1-for-50 reverse split of the Company’s common shares. The reverse split has been given retroactive effect in the condensed financial statements for all periods presented.

During the three months ended September 30, 2017, the Company issued a total of 2,529,837 shares of its common stock.

On July 6, 2017, 188,240 shares of common stock were issued to Global in the cashless exercise of warrants. See Note 8.

On August 31, 2017, 347,222 shares of common stock valued at $15,625 were issued to Steve Rubakh for accrued compensation. See Note 5.

As detailed in Note 6, during the three months ended September 30, 2017, a total of 1,994,081 shares of the Company’s common stock, valued at $353,258, were issued in conversion of $42,276 note principal, $2,715 accrued interest payable, $1,950 in fees, $29,908 in penalties and $276,409 loss on conversion of debt into common stock.

On September 30, 2017, the Company increased the number of outstanding common shares by 114 shares due to rounding of shares in the reverse stock split.

During the three months ended September 30, 2016, the Company issued a total of 59,854 shares of its common stock.

On July 1, 2015, 6,000 shares of common stock and 1,200 issuable shares of common stock valued at $37,500 were issued to Steve Rubakh for accrued compensation.

During the three months ended September 30, 2017, the Company issued a total of 52,654 shares of common stock for debt converted of $115,773.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Three Months Ended September 30, 2017

(Unaudited)

8. WARRANTS

The Company has granted warrants to non-employee lenders in connection with the issuance of certain convertible promissory notes, certain of which were subsequently surrendered to the Company and cancelled. See Note 6. Warrant activity for these warrants for the three months ended September 30, 2017 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2017	12,817	$4.33	5.25	$-
Granted	-	$-
Exercised	(502)	$7.50
Forfeited or expired	-	$-

Outstanding and exercisable at September 30, 2017	12,315	$4.20	5.04	$-

The warrants were valued at the grant date using a Black-Scholes calculation. No stock-based compensation was recorded for warrants during the three months ended September 30, 2017.

9. COMMITMENTS AND CONTINGENCIES

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

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Subsequent to September 30, 2017, the Company has issued a total of 545,936 shares of its common stock to two lenders in conversions of convertible promissory note principal totaling $10,209.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the "Risk Factors" section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

GENERAL

We were incorporated in the State of Nevada on March 22, 2013 under the name Lightcollar, Inc. On March 22, 2015, we changed our name to EMS Find, Inc., and in May 2017, we changed our name to Integrated Ventures, Inc. We have licensed our Ems Find platform and related technologies to EpicMD, Inc. via a Licensing Agreement and have decided to focus on developing and operating digital currency assets. Our offices are located at 73 Buck Road, Suite 2, Huntingdon Valley, Pennsylvania 19006.

The Company plans to enter the digital asset market by focusing on the mining of digital assets , as well as blockchain applications (“blockchain”) and related technologies. A blockchain is a shared immutable ledger for recording the history of transactions of digital assets—a business blockchain provides a permissioned network with known identities. A Bitcoin is the most recognized type of a digital asset that is issued by, and transmitted through, an open source, math-based protocol platform using cryptographic security that is known as the “Bitcoin Network.” The Bitcoin Network is an online, peer-to-peer user network that hosts the public transaction ledger, known as the blockchain, and the source code that comprises the basis for the cryptography and math-based protocols governing the Bitcoin Network.

Subject to additional financing, the Company plans to create a portfolio of digital assets including Bitcoin (the best known virtual currency) and other “protocol tokens”. We also plan to develop technologies in this rapidly evolving sector in an effort to enhance shareholder value, including possibly the acquisition of digital assets by operating a transaction verification services business through outsourced data centers, earning rewards in digital assets by securing blockchains for third parties and possible launch of blockchain applications mainly in financial services market.

Bitcoins, for example, can be used to pay for goods and services or can be converted to fiat currencies, such as the US Dollar, at rates determined on Bitcoin exchanges or in individual end-user-to-end-user transactions under a barter system. The networks utilized by digital coins are designed to operate without any company or government in charge, governed by a collaboration of volunteer programmers and computers that maintain all the records. These blockchains are typically maintained by a network of participants which run servers while securing their blockchain. Third party service providers such as Bitcoin exchanges and bitcoin third party payment processing services may charge significant fees for processing transactions and for converting, or facilitating the conversion of, bitcoins to or from fiat currency.

In order to mine digital currencies effectively, the Company plans to deploy ASIC and GPU based processors in two facilities, both located in the State of Pennsylvania. Both facilities will be secure and equipped with an uninterrupted power supply for our digital asset operations.  Cryptocurrency mining is intended to operate on a 24 hours a day, 7 days a week schedule. Through September 30, 2017, we had purchased $281,000 in digital asset mining computer and related equipment.

This market is rapidly evolving and there can be no assurances that we will remain competitive with industry participants that have or may have greater resources or experience in in this industry than us, nor that the unproven digital assets that we mine will ever have any significant market value.

FINANCIAL OPERATIONS REVIEW

Since our inception through September 30, 2017, we have generated approximately $1.1 million in revenue. Revenues to date have been generated substantially from the now discontinued Ambulance services, which we have discontinued to focus on new revenue sources.

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

To complete and successfully launch our planned digital currency mining facilities and to fund future operations, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through further liquidation of our marketable securities, public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Revenues

We did not have any revenues for the three months ended September 30, 2017 and 2016.

Operating Expenses

General and administrative expenses decreased $615,439 to $139,877 for the three months ended September 30, 2017 from $755,316 for the three months ended September 30, 2016. The decrease was primarily due to the reduction of stock-based compensation in the current fiscal year, partially offset by increases in officer compensation and travel expenses. In fiscal year 2016, we issued warrants to officers and directors, resulting in significant stock-based compensation expense.

Other Income (Expense)

For the three months ended September 30, 2017, our other expense totaled $86,719, comprised of interest and other income of $98, realized gain on sale of marketable securities of $281,223 and unrealized gain on marketable securities of $61,111, offset by interest expense of $85,581, change in fair value of derivative liability of $71,835 and loss on extinguishment of debt of $271,735. By comparison, our other income totaled $568,839 for the three months ended September 30, 2016, comprised of change in fair value of derivative liability of $781,317, partially offset by interest expense of $97,204 and loss on extinguishment of debt of $115,274.

Interest and other income are not currently material to our operations.

Pursuant to multiple conversions of convertible promissory notes from Viva Entertainment during May, July and August 2017, the Company converted total principal of $79,652 into a total of 225,805,555 common shares of Viva Entertainment. During the three months ended September 30, 2017, the Company sold a total of 170,250,000 shares of Viva Entertainment stock, receiving net proceeds of $551,800 and recorded a realized gain on sale of marketable securities of $281,223. We reported no realized gain on sale of marketable securities in the three months ended September 30, 2016.

As of September 30, 2017, the Company held a total of 55,555,555 common shares of Viva Entertainment, recorded at market value of $111,111. In recording the market value of as of September 30, 2017, the Company recorded an unrealized gain on marketable securities of $61,111. We reported no unrealized gain on marketable securities in the three months ended September 30, 2016.

The decrease in our interest expense, which includes the amortization of debt discount and original issue discount, resulted from the decrease in our convertible notes payable during the current fiscal year.

The inputs used to estimate fair value of the derivatives associated with our convertible notes payable using the Black-Scholes pricing model are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

The increase in loss on extinguishment of debt in the current fiscal year resulted from multiple conversions of convertible notes payable into shares of our common stock where the conversion price was substantially lower than the current market price of the common shares issued in the conversions.

Net Loss

As a result, our net loss for the three months ended September 30, 2017 increased to $226,596 from $186,477 for the three months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of September 30, 2017, our current liabilities exceeded our current assets by $339,100 and we had a total stockholders’ deficit of $56,643. Included in our current liabilities is a derivative liability of $346,183, which we do not anticipate will require the outlay of cash.

As of September 30, 2017, the Company had $90,193 in cash, not sufficient to fund our operations for the next twelve months. However, we have converted two notes receivable from Viva Entertainment into shares of Viva Entertainment common stock and have sold a significant portion of the shares into the market to raise capital for our operations. During the three months ended September 30, 2017, we received net proceeds from the sale of marketable securities of $551,800, which we have used to fund our operations and to purchase property and equipment. As of September 30, 2017, we held 55,555,555 shares of Viva Entertainment with a market value of $111,111. We believe the sale of these shares will provide additional cash to fund the development of our business.

We have also improved our liquidity through the reduction in our convertible debt. As of September 30, 2017, we had convertible notes payable before debt discount of $47,617 compared to $88,776 as of June 30, 2017. Through conversions of convertible notes payable subsequent to September 30, 2017, an additional $10,209 of the convertible notes payable was extinguished.

Sources and Uses of Cash

We used net cash in operations of $145,661 in the three months ended September 30, 2017 as a result of our net loss of $226,596, non-cash gains totaling $342,334 and decreases in due to related party of $15,194 and accrued expenses of $3,501, partially offset by non-cash expenses totaling $434,980, decrease in prepaid expenses of $2,500 and increase in accounts payable of $4,484.

By comparison, we used net cash in operations of $90,371 in the three months ended September 30, 2016 as a result of our net loss of $186,477, non-cash gain of $781,317 and decrease in checks written in excess of cash balances of $11,695, partially offset by non-cash expenses totaling $857,082 and increases in accounts payable of $30,656, due to related party of $1,000 and accrued expenses of $380.

During the three months ended September 30, 2017, we had net cash provided by investing activities of $220,163, comprised of net proceeds from the sale of marketable securities of $551,800, partially offset by increase in notes receivable of $49,880 and purchase of property and equipment of $281,757. During the three months ended September 30, 2016, we had no net cash used in or provided by investing activities.

We had no net cash provided by or used in financing activities for the three months ended September 30, 2017. We had net cash provided by financing activities of $99,666 for the three months ended September 30, 2016, comprised of proceeds from convertible notes payable.

We will have to raise funds to complete and successfully deploy our digital mining facilities and to fund our operating expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of September 30, 2017 of $339,100, and used net cash in operations of $145,661 and $90,371 for the three months ended September 30, 2017 and 2016, respectively. In addition, as of September 30, 2017, the Company had an accumulated deficit of $5,053,478. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2017 and June 30, 2017, the amounts reported for cash, note receivable, accrued interest receivable, note payable, accounts payable, due to related party and accrued expenses approximate fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our marketable securities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
September 30, 2017:
Marketable securities	$112,901	$112,901	$-	$-

Total assets measured at fair value	$112,901	$112,901	$-	$-

June 30, 2017:
Marketable securities	$253,998	$253,998	$-	$-

Total assets measured at fair value	$253,998	$253,998	$-	$-

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
September 30, 2017:
Derivative liabilities	$226,731	$-	$-	$226,731

Total liabilities measured at fair value	$226,731	$-	$-	$226,731

June 30, 2017:
Derivative liabilities	$1,208,414	$-	$-	$1,208,414

Total liabilities measured at fair value	$1,208,414	$-	$-	$1,208,414

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

Changes in Internal Control Over Financial Reporting

Except as set forth above, there was no change to our internal controls or in other factors that could affect these controls during the three month period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2017, the Company issued a total of 2,529,837 shares of its common stock: 188,240 shares of common stock in the cashless exercise of warrants; 347,222 shares valued at $15,625 for accrued officer compensation; and 1,994,081 shares valued at $353,258 in conversion of $42,276 note principal, $2,715 accrued interest payable, $1,950 in fees, $29,908 in penalties and $276,409 loss on conversion of debt into common stock.

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

INTEGRATED VENTURES, INC.

Dated: November 6, 2017	By:	/s/ Steve Rubakh
Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

