Form 10-Q
period 2017-12-31
INTEGRATED VENTURES, INC.
filed 2018-02-14
CIK 1520118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value per share, was 8,501,203 as of February 14, 2018.

INTEGRATED VENTURES, INC.

(FORMERLY EMS FIND, INC.)

FORM 10-Q

DECEMBER 31, 2017

2

PART I – FINANCIAL INFORMATION

Integrated Ventures, Inc.
(formerly EMS Find, Inc.)
Condensed Balance Sheets
	December 31, 2017	June 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$121,061	$15,691
Accounts receivable	15,000	-
Digital currencies	43,786	-
Prepaid expenses and other current assets	2,500	7,500
Inventories	17,730	-
Marketable securities	1,760	253,998
Note receivable	-	16,872
Accrued interest receivable	-	1,519
Total current assets	201,837	295,580

Non-current assets:
Property and equipment, net	305,568	-
Deposits	700	700
Total assets	$508,105	$296,280

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$23,331	$27,417
Accrued expenses	29,745	57,032
Convertible notes payable, net of discounts	14,458	47,814
Note payable	125,000	125,000
Due to related party	993	20,216
Derivative liabilities	21,419	226,731
Total current liabilities	214,946	504,210

Total liabilities	214,946	504,210

Commitments and contingencies

Stockholders’ equity (deficit):
Series A preferred stock, $0.001 par value, (20,000,000 shares authorized,
500,000 shares issued and outstanding)	500	500
Series B preferred stock, $0.001 par value, (500,000 shares authorized,
232,500 and 150,000 shares issued and outstanding as of
December 31, 2017 and June 30, 2017, respectively)	233	150
Common stock, $0.001 par value, (2,000,000,000 shares authorized,
8,388,337 and 5,212,564 shares issued and outstanding as of
December 31, 2017 and June 30, 2017, respectively)	8,388	5,213
Additional paid-in capital	5,538,477	4,613,089
Stock subscriptions payable	35,000	-
Accumulated deficit	(5,289,439)	(4,826,882)
Total stockholders’ equity (deficit)	293,159	(207,930)
Total liabilities and stockholders’ equity (deficit)	$508,105	$296,280

See notes to condensed financial statements

Integrated Ventures, Inc.
(formerly EMS Find, Inc.)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenues:
Crypto-currency mining	$59,498	$-	$59,498	$-
Sales of crypto-currency mining equipment	45,590	-	45,590	-
Total revenues	105,088	-	105,088	-

Cost of revenues	46,818	-	46,818	-

Gross margin	58,270	-	58,270	-

Operating expenses:
General and administrative	494,247	97,034	634,124	852,350

Total operating expenses	494,247	97,034	634,124	852,350

Loss from operations	(435,977)	(97,034)	(575,854)	(852,350)

Other income (expense):
Interest and other income	1,304	-	1,402	-
Realized gain on sale of investments	85,911	-	367,134	-
Unrealized loss on investments	(64,987)	-	(3,876)	-
Interest expense	(34,738)	(120,128)	(120,319)	(217,332)
Change in fair value of derivative liabilities	273,032	376,412	201,197	1,157,729
Gain (loss) on extinguishment of debt	3,259	(234,210)	(268,476)	(349,484)
Loss on settlement of warrants	(63,765)	-	(63,765)	-

Total other income (expense)	200,016	22,074	113,297	590,913

Loss before income taxes	(235,961)	(74,960)	(462,557)	(261,437)

Provision for income taxes	-	-	-	-

Net loss	$(235,961)	$(74,960)	$(462,557)	$(261,437)

Net loss per common share, basic and diluted	$(0.03)	$(0.10)	$(0.06)	$(0.33)

Weighted average number of common shares outstanding, basic and diluted	8,252,873	778,930	7,711,319	793,207

See notes to condensed financial statements

Integrated Ventures, Inc.
(formerly EMS Find, Inc.)
Condensed Statements of Cash Flows
(Unaudited)
	Six Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(462,557)	$(261,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,264	-
Stock-based compensation	409,000	702,450
Amortization of debt discount	79,631	182,558
Amortization of original issue discount	1,347	19,454
Change in fair value of derivative liability	(201,197)	(1,157,729)
Loss on extinguishment of debt	268,476	349,484
Financing fees related to notes payable	32,358	-
Realized (gain) loss on sale of investments	(367,134)	-
Unrealized loss on investments	3,876	-
Loss on settlement of warrants	63,765	-
Changes in assets and liabilities:
Digital currencies	(61,892)	-
Prepaid expenses and other current assets	5,000	-
Inventories	(17,730)	-
Accrued interest receivable	(98)	-
Accounts payable	(827)	27,293
Accrued expenses	(1,786)	2,894
Due to related party	(19,223)	(10,980)
Checks written in excess of cash balance	-	(11,695)

Net cash used in operating activities	(263,727)	(157,708)

Cash flows from investing activities:
Net proceeds from the sale of investments	579,460	-
Purchase of investments	(9,651)	-
Increase in notes receivable	(49,880)	-
Purchase of property and equipment	(310,832)	-

Net cash provided by investing activities	209,097	-

Cash flows from financing activities:
Proceeds from convertible notes payable	-	184,257
Proceeds from sale of preferred stock	125,000	-
Proceeds from stock subscriptions payable	35,000	-

Net cash provided by financing activities	160,000	184,257

Net increase in cash	105,370	26,549
Cash, beginning of period	15,691	1,974

Cash, end of period	$121,061	$28,523

		(Continued)
See notes to condensed financial statements

Integrated Ventures, Inc.
(formerly EMS Find, Inc.)
Condensed Statements of Cash Flows (Continued)
(Unaudited)
	Six Months Ended December 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Common shares issued for convertible notes payable	$379,021	$327,160
Common shares issued for due to related party	15,625	37,500
Common shares issued for cashless exercise of options	188	-
Debt discount for derivative liability	47,617	-
Accrued interest for notes payable	1,117	-
Marketable securities for conversion of notes receivable	66,850	-
Marketable securities exchanged for note payable	(37,074)	-
Marketable securities exchanged for accrued expenses	(1,370)	-
Marketable securities exchanged for derivative liabilities	(78,718)	-
Marketable securities exchanged for accounts receivable	(15,000)	-
Note payable issued in settlement of warrants	25,000	-
Derivative liabilities extinguished in settlement of warrants	67,064	-

See notes to condensed financial statements

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Six Months Ended December 31, 2017

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

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

The Company has discontinued its prior operations and changed its business focus, from its prior technologies relating to the EMS Find platform to acquiring, launching and operating companies in the cryptocurrency sector, mainly in digital currency mining, equipment manufacturing, and sales of branded mining rigs, as well as blockchain software development.

The Company is in the process of developing and acquiring a diverse portfolio of digital currency assets and block chain technologies, and recently completed the installation, setup and deployment of crypto-currency mining equipment in its first location in Pennsylvania. Crypto-currency mining revenues commenced in November 2017. Crypto-currencies are a medium of exchange that uses decentralized control (a block chain) as opposed to a central bank to track and validate transactions. The Company, through its wholly owned subsidiary, BitcoLab, Inc., is currently mining Bitcoin, Litecoin and Ethereum, whereby the Company earns revenue by solving “blocks” to be added to the block chain. The installation and setup of crypto-currency mining equipment is nearing completion in the Company’s second location in Pennsylvania.

On August 21, 2017, the Board of Directors of the Company approved a 1-for-50 reverse split of the Company’s common shares, which through approval of FINRA was effective September 21, 2017. The reverse split has been given retroactive effect in the condensed financial statements for all periods presented.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim periods ended December 31, 2017 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2018. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2017 filed on September 14, 2017 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are disclosed in Notes to Financial Statements included in the Company’s Annual Report on Form 10-K. The following summary of significant accounting policies of the Company is presented to assist in understanding the Company’s interim financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Six Months Ended December 31, 2017

(Unaudited)

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

Digital Currencies

Digital currencies, generally received as compensation for crypto-currency mining services, are stated a fair value based on quoted market prices. The digital currencies are revalued at every reporting period with changes in the fair value during the period recorded as unrealized gains or losses in other income (expense) in the statements of operations. Realized gains on the sale of digital currencies are included in other income (expense) in the statements of operations.

Inventories

Inventories at December 31, 2017 consist of crypto-currency mining units held for sale and are stated at the lower of cost or estimated realizable value.

Marketable Securities

Marketable securities included in current assets in the balance sheet, are classified as trading securities, and reported at fair value based on quoted market prices. Changes in the fair value of the investments during the period are recorded as unrealized gains or losses in other income (expense) in the statements of operations. Realized gains on the sale of marketable securities are included in other income (expense) in the statements of operations.

Property and Equipment

Property and equipment, consisting primarily of computer and other crypto-currency mining equipment, is stated at cost and is depreciated when placed into service using the straight-line method over a five-year estimated service life. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

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

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Six Months Ended December 31, 2017

(Unaudited)

We estimate the fair value of the derivatives associated with our convertible notes payable and warrants using the Black-Scholes pricing model and multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Stock-Based Compensation

The Company accounts for all equity based payments in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock awards, stock options, warrants and other equity based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The fair value of a stock award is recorded at the fair market value of a share of the Company’s stock on the grant date. The Company estimates the fair value of stock options and warrants at the grant date by using an appropriate fair value model such as the Black-Scholes option pricing model or multinomial lattice models.

Revenue Recognition

Revenue is recognized when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered. Our revenues currently consist of crypto currency mining revenues and revenues from the sale of crypto-currency mining equipment.

The Company earns its crypto-currency mining revenues by providing transaction verification services within the digital currency networks of crypto-currencies, such as Bitcoin, Litecoin and Ethereum. In consideration for these services, the Company receives digital currency Coins. The Coins are recorded as revenue, using the spot price of the currencies on the date of receipt. Expenses associated with running the crypto-currency mining operations, such as equipment depreciation, rent, operating supplies, rent, utilities and monitoring services are recorded as cost of revenues.

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

As of December 31, 2017, common stock equivalent shares which may dilute future earnings per share include 112,558 common shares issuable upon conversion of convertible notes payable, 1,200 common shares issuable upon exercise of warrants, and 23,250,000 common shares issuable upon conversion of Series B Preferred Stock. For all periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2017 and June 30, 2017, the amounts reported for cash, accounts receivable and prepaid expenses and other current assets, accounts payable, accrued expenses, note payable and due to related party approximate fair value because of their short maturities.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Six Months Ended December 31, 2017

(Unaudited)

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our digital currencies and marketable securities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2017:
Digital currencies	$43,786	$43,786
Marketable securities	1,760	1,760	$-	$-

Total assets measured at fair value	$45,546	$45,546	$-	$-

June 30, 2017:
Marketable securities	$253,998	$253,998	$-	$-

Total assets measured at fair value	$253,998	$253,998	$-	$-

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2017:
Derivative liabilities	$21,419	$-	$-	$21,419

Total liabilities measured at fair value	$21,419	$-	$-	$21,419

June 30, 2017:
Derivative liabilities	$226,731	$-	$-	$226,731

Total liabilities measured at fair value	$226,731	$-	$-	$226,731

During the six months ended December 31, 2017, the Company had the following activity in its derivative liabilities:

	Convertible Notes	Warrants	Total

Derivative liabilities at June 30, 2017	$226,731	$-	$226,731
Addition to liability for new debt issued	47,617	-	47,617
Decrease due to conversions of debt	(23,433)	-	(23,433)
Decrease due to exchange of warrants	-	(28,299)	(28,299)
Change in fair value	(229,496)	28,299	(201,197)

Derivative liabilities at December 31, 2017	$21,419	$-	$21,419

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Six Months Ended December 31, 2017

(Unaudited)

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

Reclassifications

Certain amounts in the condensed financial statements for the prior-year periods have been reclassified to conform to the presentation for the current-year periods.

3. GOING CONCERN

The Company has reported recurring net losses, had a working capital deficiency as of December 31, 2017 of $13,109, and used net cash in operations of $263,727 in the six months ended December 31, 2017. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to reach a successful level of operations is dependent on the execution of management's plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

There can be no assurances that the Company will be successful in attaining a profitable level of operations or in generating additional cash from the equity/debt markets or other sources fund its operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Should the Company not be successful in its business plan or in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Six Months Ended December 31, 2017

(Unaudited)

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

These common shares of Viva Entertainment were initially recorded at their cost basis, as determined by the principal balance of the Viva Note and accrued interest converted, and are classified as trading securities in the Company’s financial statements, and subsequently reported at fair value based on quoted market prices. Changes in the fair value of the marketable securities are recorded as unrealized gains or losses in other income (expense) in the statements of operations. Realized gains on the sale of marketable securities are included in other income (expense) in the statements of operations.

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

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Six Months Ended December 31, 2017

(Unaudited)

On December 31, 2017, the Company and Global entered into a Purchase and Escrow Agreement whereby the Company sold 55,555,555 common shares of Viva to Global for the following consideration:

Extinguishment of debt to Global:
Convertible note payable dated December 30, 2017	$25,000
Convertible note payable dated July 31, 2017	12,074
Accrued interest payable	1,370
Accounts receivable	15,000

Total	$53,444

Derivative liabilities of $78,718 related to the convertible notes payable were also extinguished The Company recognized a realized gain on sale of investments of $82,162 in the transaction.

The accounts receivable of $15,000 was collected in January 2018.

At December 31, 2017, marketable securities consisted of funds held in a brokerage account of $1,760

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2017:

Crypto-currency mining equipment	$272,474
Furniture and equipment	8,751
Leasehold improvements	29,607

Total	310,832
Less accumulated depreciation	(5,264)

Net	$305,568

6. RELATED PARTY TRANSACTIONS

On July 29, 2017, the Board of Directors of the Company established annual compensation for Steve Rubakh of $125,000 per year, effective July 1, 2017. In addition, Steve Rubakh receives shares of Series B Preferred Stock on a quarterly basis. For the three months ended September 30, 2017, the Company authorized the issuance of 30,000 shares of Series B preferred stock, and stock-based compensation valued at $9,000 was recorded. For the three months ended December 31, 2017, the Company authorized the issuance of 40,000 shares of Series B preferred stock, and stock-based compensation valued at $400,000 was recorded.

On August 31, 2017, Steve Rubakh converted accrued compensation of $15,625 into 347,222 common shares of the Company.

As of December 31, 2017 and June 30, 2017, amounts due to related party totaled $993 and $20,216, respectively.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Six Months Ended December 31, 2017

(Unaudited)

7. NOTES PAYABLE

Notes payable, all classified as current, consist of the following:

	December 31, 2017				June 30, 2017
			Original				Original
		Debt	Issue			Debt	Issue
	Principal	Discount	Discount	Net	Principal	Discount	Discount	Net
Note Payable
LG Capital Funding, LLC	$125,000	$-	$-	$125,000	$125,000	$-	$-	$125,000

Convertible Notes Payable
Global Opportunity Group, LLC	$16,500	$(5,981)	$-	$10,519	$-	$-	$-	$-
A1 Solar Corp.	5,559	(1,620)		3,939	-	-	-	-
River North Equity, LLC	-	-	-	-	4,660	-	-	4,660
Global Opportunity Group, LLC	-	-	-	-	18,700	(2,878)	(722)	15,100
EMA Financial, LLC	-	-	-	-	8,916	(2,394)	-	6,522
GPL Ventures, LLC	-	-	-	-	10,000	(613)	-	9,387
Global Opportunity Group, LLC	-	-	-	-	10,000	(6,247)	(625)	3,128
Howard Schraub	-	-	-	-	16,500	(12,250)	-	4,250
Howard Schraub	-	-	-	-	20,000	(15,233)	-	4,767

Total	$22,059	$(7,601)	$-	$14,458	$88,776	$(39,615)	$(1,347)	$47,814

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

On October 14, 2016, the Supreme Court of the State of New York County of Kings, in regards to LG Capital Funding, LLC v. EMS Find, Inc., issued a judgment against EMS Find, Inc. in favor of LG Capital Funding, LLC, in the amount of $135,202, which includes principal and interest (calculated as of September 29, 2016), in regards to the convertible promissory note dated October 22, 2015. The judgment includes an Information Subpoena with Restraining Notice, which addressed the EMS Find, Inc. bank account at TD Bank. As a result of the judgment, the conversion feature of the note was eliminated and therefore, the associated derivative liability was extinguished. As of December 31, 2017, the debt has been recorded as a note payable of $125,000, a current liability in the balance sheet, and $26,301 of interest has been accrued.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Six Months Ended December 31, 2017

(Unaudited)

Convertible Notes Payable

On July 25, 2016, the Company entered into an equity purchase agreement with River North Equity, LLC (“River North”) for up to $2,000,000. On July 25, 2016, the Company entered into a convertible promissory note with River North for $33,333. The convertible promissory note had a maturity date of March 29, 2017 and bears interest at 10%. The convertible promissory note provided for an OID of $3,333, a deduction of $4,000 for River North’s legal fees, and a debt discount of $33,333. The conversion price is the lower of 65% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. On February 1, 2017, River North converted $2,036 principal and $1,744 accrued interest into 52,878 common shares of the Company. On April 20, 2017, the Company and River North entered into a Settlement Agreement & Mutual Release with respect to this note, resulting in penalties of $17,955 added to the note principal to bring the principal balance to $49,252 and requiring a principal payment of $30,000, which payment was financed by the issuance of a new convertible promissory to Global. On June 2, 2017, River North converted $14,592 principal into 172,685 common shares of the Company, resulting in a principal balance of $4,660 as of June 30, 2017. As of June 30, 2017, the OID and the debt discount had been fully amortized and there was accrued interest payable of $1,236. The Company recorded a derivative liability of $12,535 as of June 30, 2017. On July 5, 2017, River North converted the remaining principal of $4,660 into 183,068 common shares of the Company and the accrued interest payable balance of $1,236 was written off. The note has been repaid in full and no related derivative liability was recorded as of December 31, 2017.

On October 6, 2016, the Company entered into a convertible promissory note with EMA for $33,000. The note matures on October 6, 2017 and bears interest at 12%. A debt discount of $33,000 was recorded. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. Pursuant to multiple conversions in May and June 2017, EMA converted principal of $24,084 into 976,000 shares of the Company’s common stock, resulting in a principal balance of $8,916 as of June 30, 2017. As of June 30, 2017, $30,606 of the debt discount had been amortized, and there was accrued interest of $2,677. The Company recorded a derivative liability of $25,368 as of June 30, 2017. On July 5, 2017, July 7, 2017 and July 12, 2017, EMA converted the remaining principal of $8,916, accrued interest payable of $2,715 and penalties totaling $29,908 into a total of 830,776 common shares of the Company. The OID and the debt discount have been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of December 31, 2017.

On December 2, 2016, the Company entered into a convertible promissory note with Global for $18,700. The note matures on December 2, 2017 and bears interest at 12%. The convertible promissory note provided for an OID of $1,700; therefore, the net proceeds to the Company was $17,000. A debt discount of $18,700 was recorded. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. As of June 30, 2017, $978 of the OID had been amortized, $15,822 of the debt discount had been amortized and there was accrued interest of $1,297. The Company recorded a derivative liability of $47,634 as of June 30, 2017. Additionally, the Company issued 1,650 five-year warrants for common stock with an exercise price of $7.50 per share, subject to certain adjustments, and a cashless exercise option. On July 13, 2017 and August 15, 2017, Global converted the entire principal of $18,700 and fees totaling $1,250 into a total of 567,867 common shares of the Company and the accrued interest payable balance of $1,541 was written off. The OID and the debt discount have been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of December 31, 2017.

On December 13, 2016, the Company entered into a convertible promissory note with GPL for $10,000. The note matures on July 13, 2017 and bears interest at 12%. A debt discount of $10,000 was recorded. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. As of June 30, 2017, $9,387 of the debt discount had been amortized, and there was accrued interest of $658. The Company recorded a derivative liability of $24,876 as of June 30, 2017. On July 6, 2017 and July 12, 2017, GPL converted the entire principal of $10,000 into a total of 400,000 common shares of the Company and the accrued interest payable balance of $687 was written off. The OID and the debt discount have been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of December 31, 2017.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Six Months Ended December 31, 2017

(Unaudited)

On February 13, 2017, the Company entered into a convertible promissory note with Global for $10,000. The note matures on February 13, 2018 and bears interest at 2%. The convertible promissory note provides for an OID of $1,000. Therefore, the net proceeds to the Company was $9,000. A debt discount of $10,000 was recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. As of June 30, 2017, $375 of the OID had been amortized, $3,753 of the debt discount had been amortized and there was accrued interest of $75. The Company has recorded a derivative liability of $22,661 as of June 30, 2017. Additionally, the Company issued 6,667 seven-year warrants for common stock with an exercise price of $0.50 per share, subject to certain adjustments, and a cashless exercise option. On September 15, 2017, Global sold the $10,000 note and $1,117 accrued interest payable to A1Solar. The OID and the debt discount have been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of December 31, 2017.

On September 15, 2017, A1 Solar Corp (“A1 Solar”) purchased $10,000 principal and $1,117 accrued interest payable of the February 13, 2017 Global convertible promissory note. The $11,117 convertible replacement note matures on September 29, 2018 and bears interest at an annual rate of 12%. A debt discount of $11,117 and a derivative liability of $26,209 were recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. On October 5, 2017, A1 Solar converted $5,558 principal into 297,245 common shares of the Company. As of December 31, 2017, $9,497 of the debt discount had been amortized and there was accrued interest payable of $39. The Company has recorded a derivative liability of $26,974 as of December 31, 2017.

On March 28, 2017, the Company entered into a convertible promissory note with Schraub for $16,500. The note matures on March 28, 2018 and bears interest at 10%. A debt discount of $16,500 and a derivative liability of $40,982 were recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Additionally, the Company issued 12,100 seven-year warrants for common stock with an exercise price of $0.50 per share, subject to certain adjustments, and a cashless exercise option. These warrants were surrendered to the Company and cancelled on May 8, 2017. On July 31, 2017, Schraub assigned the $16,500 note to Global. The debt discount has been fully amortized and $565 of accrued interest payable was written off. The note has been repaid in full and no related derivative liability was recorded as of December 31, 2017.

On July 31, 2017, Global was assigned the $16,500 principal of the March 28, 2017 Schraub convertible promissory note. The note matures on March 28, 2018 and bears interest at 10%. A debt discount of $16,500 and a derivative liability of $114,489 were recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. As of December 31, 2017, $10,519 of the debt discount had been amortized and there was accrued interest payable of $1,259. The Company has recorded a derivative liability of $16,061 as of December 31, 2017.

On April 4, 2017, the Company entered into a convertible promissory note with Schraub for $20,000. The note matures on April 4, 2018 and bears interest at 10%. A debt discount of $20,000 and a derivative liability of $75,295 were recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Additionally, the Company issued 15,000 seven-year warrants for common stock with an exercise price of $0.50 per share, subject to certain adjustments, and a cashless exercise option. These warrants were surrendered to the Company and cancelled on May 8, 2017. On July 31, 2017, Schraub assigned the $20,000 note to Global. The debt discount has been fully amortized and $647 of accrued interest payable was written off. The note has been repaid in full and no related derivative liability was recorded as of December 31, 2017.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Six Months Ended December 31, 2017

(Unaudited)

On July 31, 2017, Global was assigned the $20,000 principal of the April 4, 2017 Schraub convertible promissory note. The note matures on April 4, 2018 and bears interest at 10%. A debt discount of $20,000 and a derivative liability of $140,711 were recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. On October 18, 2017 Global converted $4,651 principal into 248,691 common shares of the Company, and on December 4, 2017, Global converted $3,275 principal into 100,000 common shares of the Company. Pursuant to a Purchase and Escrow Agreement dated December 31, 2017 (Note 4), the remaining principal of $12,074 and accrued interest payable of $1,367 were extinguished. As of December 31, 2017, the entire $20,000 debt discount had been amortized. The note has been repaid in full and no related derivative liability was recorded as of December 31, 2017.

On December 30, 2017, the Company and Global entered into an Exchange Agreement pursuant to which warrants held by Global to purchase a total of 11,115 shares of the Company’s common stock were cancelled in exchange for a convertible promissory note payable to Global in the principal amount of $25,000. The note matures on December 30, 2018 and bears interest at an annual rate of 5%, compounded monthly. A derivative liability of $67,064 was recorded. Pursuant to a Purchase and Escrow Agreement dated December 31, 2017 (Note 4), the $25,000 principal and accrued interest payable of $3 were extinguished. The note has been repaid in full and no related derivative liability was recorded as of December 31, 2017.

On July 6, 2017, Schraub converted fees of $600 into 618,500 common shares of the Company.

As detailed above, during the six months ended December 31, 2017, a total of 2,640,017 shares of the Company’s common stock were issued in conversion of $55,760 note principal, $2,715 accrued interest payable, $2,450 in fees, $29,908 in penalties and $276,409 loss on conversion of debt into common stock.

8. STOCKHOLDERS’ DEFICIT

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

The Company has 20,000,000 shares of Series A Preferred Stock authorized, with 500,000 shares issued and outstanding as of December 31, 2017, which were issued in March 2015 in consideration for services on the Company’s Board of Directors.

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

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Six Months Ended December 31, 2017

(Unaudited)

As of December 31, 2017, the Company had 232,500 shares of Series B Preferred Stock issued and outstanding.

On July 1, 2016, the Board of Directors of the Company agreed to compensate Steve Rubakh on a quarterly basis through the issuance of shares of Series B Preferred Stock. For the three months ended September 30, 2017, the Company issued 30,000 shares of Series B preferred stock to Steve Rubakh valued at $9,000. For the three months ended December 31, 2017, the Company issued 40,000 shares of Series B preferred stock to Steve Rubakh valued at $400,000.

On October 25, 2017, four investors entered into subscription agreements for the purchase of a total of 16,000 shares of Series B Preferred stock for cash at $10 per share. Through December 31, 2017, 12,500 of the shares had been issued for an investment of $125,000. As of December 31, 2017, a stock subscription payable of $35,000 was recorded for unissued shares.

Common Stock

On August 21, 2017, the Board of Directors of the Company approved a 1-for-50 reverse split of the Company’s common shares. The reverse split has been given retroactive effect in the condensed financial statements for all periods presented.

During the six months ended December 31, 2017, the Company issued a total of 3,175,773 shares of its common stock.

On July 6, 2017, 188,240 shares of common stock were issued to Global in the cashless exercise of warrants recorded at par value of $188. See Note 9.

On August 31, 2017, 347,222 shares of common stock valued at $15,625 were issued to Steve Rubakh for accrued compensation. See Note 6.

As detailed in Note 7, during the six months ended December 31, 2017, a total of 2,640,017 shares of the Company’s common stock were issued in conversion of $55,760 note principal, $2,715 accrued interest payable, $2,450 in fees, $29,908 in penalties, derivative liabilities of $11,779 and $276,409 loss on conversion of debt into common stock.

On September 30, 2017, the Company increased the number of outstanding common shares by 114 shares due to rounding of shares in the reverse stock split.

During the six months ended December 31, 2016, the Company issued a total of 275,514 shares of its common stock.

On July 1, 2015, 6,000 shares of common stock and 1,200 issuable shares of common stock valued at $37,500 were issued to Steve Rubakh for accrued compensation.

During the six months ended December 31, 2016, the Company issued a total of 268,314 shares of common stock for debt converted of $327,160.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Six Months Ended December 31, 2017

(Unaudited)

9. WARRANTS

The Company has granted warrants to non-employee lenders in connection with the issuance of certain convertible promissory notes, certain of which were subsequently surrendered to the Company and cancelled. See Note 7. Warrant activity for these warrants for the six months ended December 31, 2017 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2017	12,817	$4.33	5.25	$-
Granted	-	$-
Exercised	(502)	$7.50
Cancelled or expired	(11,115)	$3.30

Outstanding and exercisable at December 31, 2017	1,200	$12.50	1.30	$-

The warrants were valued at the grant date using a Black-Scholes calculation. No stock-based compensation was recorded for warrants during the six months ended December 31, 2017.

As discussed in Note 7, on December 30, 2017, the Company and Global entered into an Exchange Agreement pursuant to which warrants held by Global to purchase a total of 11,115 shares of the Company’s common stock were cancelled in exchange for a convertible promissory note payable to Global in the principal amount of $25,000. Derivative liabilities related to the warrants of $28,299 were also extinguished in this transaction and the Company recorded a loss on settlement of warrants of $63,765.

10. COMMITMENTS AND CONTINGENCIES

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

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On January 19, 2018, the Company and St. George Investments LLC (“St. George”) entered into a Securities Purchase Agreement, pursuant to which St. George purchased 462,900 restricted common shares of the Company for $750,000. The Company received net proceeds of $720,000. The Company also issued to St. George a three-year warrant for the purchase of 347,175 shares of the Company’s common stock at an exercise price of $2.16 per share.

Subsequent to December 31, 2017, the Company issued a total of 112,866 shares of its common stock to two lenders in conversions of convertible promissory note principal totaling $22,059, accrued interest totaling $1,356 and fees of $500.

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

GENERAL

We were incorporated in the State of Nevada on March 22, 2013 under the name Lightcollar, Inc. On March 22, 2015, we changed our name to EMS Find, Inc., and in May 2017, we changed our name to Integrated Ventures, Inc. We have licensed our Ems Find platform and related technologies to EpicMD, Inc. via a Licensing Agreement and management has determined to focus our business on developing and operating digital currency assets. Our offices are located at 73 Buck Road, Suite 2, Huntingdon Valley, Pennsylvania 19006.

We have discontinued our prior operations and changed our business focus, from our prior technologies relating to the EMS Find platform to acquiring, launching and operating companies in the cryptocurrency sector, mainly in digital currency mining, equipment manufacturing, and sales of branded mining rigs, as well as blockchain software development.

Financial

The Company has purchased in excess of $288,000 of mining rigs in the fiscal quarter ended December 31, 2017 and the number of our installed mining rigs had reached 110 at that date. This number is directly related to the availability of the electric power, which is currently at maximum utilization capacity at both of our locations. On November 22, 2017, we successfully launched our cryptocurrency operations. We finished our second quarter, ending December 31, 2017, with total revenues of $105,088, consisting of: (1) revenues from mining operations of $59,498 received in digital currencies and (2) equipment retail sales of $45,590. These results were achieved in 39 days of crypto currency operations. At December 31, 2017, we owned mined assets (Bitcoin, Ethereum and Litecoin), with market value of $43,786 at that date.

On December 30, 2017, the Company entered into an Exchange Agreement between the Company and Global Opportunity Group, LLC (“Global”), pursuant to which Global exchanged warrants that it held to purchase an aggregate of 555,170 shares of common stock of the Company for a convertible note in the principal amount of $25,000 (the “Note”) issued by the Company. The Note was due December 18, 2018 and was extinguished on December 31, 2017 pursuant to a Purchase and Escrow Agreement with Global discussed below.

On December 31, 2017, the Company and Global entered into a Purchase and Escrow Agreement whereby the Company sold 55,555,555 common shares of Viva to Global for the following consideration:

Extinguishment of debt to Global:
Convertible note payable dated December 30, 2017	$25,000
Convertible note payable dated July 31, 2017	12,074
Accrued interest payable	1,370
Accounts receivable	15,000

Total	$53,444

Derivative liabilities of $78,718 related to the convertible notes payable were also extinguished The Company recognized a realized gain on sale of investments of $82,162 in the transaction. The accounts receivable of $15,000 was collected in January 2018.

On January 19, 2018 the Company closed an equity financing through a Securities Purchase Agreement with St. George Investments LLC for the purchase from the Company, for an aggregate purchase price of $750,000 of: (a) 462,900 shares of restricted Common Stock of the Company; and (b) a three-year common stock purchase warrant to purchase 347,175 shares of common stock of the Company at an exercise price of $2.16 per share. Net proceeds to the Company from the equity financing were $720,000.

Collaborative Agreements

We have signed a software development agreement with ITBS LLC, a New York-based IT group, to create a new lending platform, LoanFunder, designed to connect private businesses and publicly traded companies with pre-qualified institutional lenders to originate loans, issue convertible debt notes and to manage the entire lifecycle of a lending contract, consisting of initiating, qualifying, underwriting, funding, tracking and retiring financial instruments. LoanFunder would be the the world's first financial platform designed to integrate with decentralized and encrypted lending ledger, which offers a secure, efficient, verifiable and permanent way of storing lending information. Such protocols are the backbone of numerous digital currencies that are being mined by us, including Bitcoin, Ethereum and Litecoin.

We have signed an Authorized Reseller Agreement with Shenzhen Halley Cloud Technology Company, the exclusive manufacturer of PandaMiners. PandaMiner is a GPU integrated altcoin mining device which supports multiple hashing algorithms like ETH and other cryptocurrencies. It is assembled using a high configuration graphics card, customized and highly compatible case and other optimized accessories for the highest mining efficiency. As part of this Agreement, the Company agreed to purchase 50 PandaMiner B3 Pro mining rigs with total purchase price of $213,500.

The Digital Asset Market

The Company is focusing on the mining of digital assets , as well as blockchain applications (“blockchain”) and related technologies. A blockchain is a shared immutable ledger for recording the history of transactions of digital assets—a business blockchain provides a permissioned network with known identities. A Bitcoin is the most recognized type of a digital asset that is issued by, and transmitted through, an open source, math-based protocol platform using cryptographic security that is known as the “Bitcoin Network.” The Bitcoin Network is an online, peer-to-peer user network that hosts the public transaction ledger, known as the blockchain, and the source code that comprises the basis for the cryptography and math-based protocols governing the Bitcoin Network.

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

FINANCIAL OPERATIONS REVIEW

Since our inception through December 31, 2017, we have generated approximately $1.1 million in revenues. Revenues to date have been generated substantially from the now discontinued Ambulance services, which we have discontinued to focus on new revenue sources. However, in November 30, 2017 revenues commenced from our crypto-currency mining operations and from sales of crypto-currency mining equipment.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2017 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016

Revenues

In November 2017 we commenced operations in our first crypto-currency mining location and reported crypto-currency mining revenues of $59,498 for the three months and six months ended December 31, 2017.

We also had revenues from the sale of crypto-currency mining units that we purchased or assembled for resale of $45,590 for the three months and six months ended December 31, 2017.

We did not have any revenues for the three months and six months ended December 31, 2016.

Cost of Revenues

Cost of revenues were $46,818 for the three months and six months ended December 31, 2017. Expenses associated with running the crypto-currency mining operations, such as equipment depreciation, rent, operating supplies, utilities and monitoring services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing or assembling the crypto-currency mining units sold.

Operating Expenses

General and administrative expenses increased $397,213 to $494,247 for the three months ended December 31, 2017 from $97,034 for the three months ended December 31, 2016. The increase was primarily due to an increase in stock-based compensation, payroll and professional fees. General and administrative expenses decreased $218,226 to $634,124 for the six months ended December 31, 2017 from $852,350 for the six months ended December 31, 2016. The decrease on a year-to-date basis was due primarily from significant stock-based compensation in fiscal year 2016 from warrants to issued to officers and directors, partially offset by increases in payroll and professional fees in the current fiscal year.

Other Income (Expense)

For the three months ended September 30, 2017, our other income totaled $200,016, comprised of interest and other income of $1,304, realized gain on sale of investments of $85,911, change in fair value of derivative liabilities of $273,032 and gain on extinguishment of debt of $3,259, partially offset by unrealized loss on investments of $64,987, interest expense of $34,738 and loss on settlement of warrants of $63,765. By comparison, our other income totaled $22,074 for the three months ended December 31, 2017, comprised of change in fair value of derivative liability of $376,412, partially offset by interest expense of $120,128 and loss on extinguishment of debt of $234,210.

Interest and other income are not currently material to our operations.

During the three months ended December 31, 2017, we reported total realized gains on sale of investments of $85,911, including $3,776 from sales of digital currencies and $82,162 from the sales of common shares of Viva Entertainment. During the six months ended December 31, 2017, we reported total realized gains on sale of investments of $367,134, including $3,776 from sales of digital currencies and $364,874 from the sales of common shares of Viva Entertainment. We reported no realized gain on sale of marketable securities in the three months or six months ended December 31, 2016.

Pursuant to multiple conversions of convertible promissory notes from Viva Entertainment during May, July and August 2017, the Company converted total principal of $79,652 into a total of 225,805,555 common shares of Viva Entertainment. During the three months ended December 31, 2017, we exchanged 55,555,555 common shares of Viva Entertainment for convertible notes principal of $37,074, accrued interest payable of $1,370 and accounts receivable of $15,000, and reduced related derivative liabilities by $78,718. We also incurred investment related fees of $30 in the three months ended December 31, 2017. As a result we reported a realized gain on sale of investments of $85,911 in the three months ended December 31, 2017.

For the six months ended December 31, 2017, in addition to the realized gain on investments of $85,911 reported in the three months ended December 31, 2017, we sold a total of 170,250,000 shares of Viva Entertainment stock, receiving net proceeds of $551,800 and recorded a realized gain on sale of marketable securities of $281,223. As a result we reported a realized gain on sale of investments of $367,134 in the six months ended December 31, 2017.

As of September 30, 2017, the Company recorded an unrealized gain on investment of $61,111 related to shares of Viva Entertainment stock. That unrealized gain was reversed in the three months ended December 31, 2017 when the remaining shares of Viva Entertainment were exchanged. Unrealized loss on digital currencies as of December 31, 2017 was $3,876. As a result, we reported unrealized loss on investments of $64,987 for the three months ended December 31, 2017 and $3,876 for the six months ended December 31, 2017. We reported no unrealized gain or loss on investments in the three months and six months ended December 31, 2016.

The decrease in our interest expense, which includes the amortization of debt discount and original issue discount, resulted from the decrease in our convertible notes payable during the current fiscal year.

We estimate the fair value of the derivatives associated with our convertible notes payable and warrants using the Black-Scholes pricing model and multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

The increase in loss on extinguishment of debt in the current fiscal year resulted from multiple conversions of convertible notes payable into shares of our common stock where the conversion price was substantially lower than the current market price of the common shares issued in the conversions.

Net Loss

As a result, our net loss for the three months ended December 31, 2017 increased to $235,961 from $74,960 for the three months ended December 31, 2016. Our net loss for the six months ended December 31, 2017 increased to $462,557 from $261,437 for the six months ended December 31, 2016

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of December 31, 2017, our current liabilities exceeded our current assets by $13,109. As of December 31, 2017, the Company had $121,061 in cash, not sufficient to fund our operations for the next twelve months. However, we have converted two notes receivable from Viva Entertainment into shares of Viva Entertainment common stock and have sold a significant portion of the shares into the market to raise capital for our operations. During the six months ended December 31, 2017, we received net proceeds from the sale of investments of $579,460, which we have used to fund our operations and to purchase property and equipment for our crypto-currencies mining operations. During the six months ended December 31, 2017 we also received proceeds of $160,000 from subscriptions to purchase shares of our Series B Preferred Stock. Subsequent to December 31, 2017, we received net proceeds of $720,000 from the sale of our common shares and warrants.

We have also improved our liquidity through the reduction in our convertible debt. As of December 31, 2017, we had convertible notes payable before debt discount totaling $22,059 compared to $88,776 as of June 30, 2017. Through conversions of convertible notes payable subsequent to December 31, 2017, the remaining principal balance of the convertible notes payable was extinguished.

Sources and Uses of Cash

We used net cash in operations of $263,727 in the six months ended December 31, 2017 as a result of our net loss of $462,557, non-cash gains totaling $568,331, increases in digital currencies of $61,892, inventories of $17,730 and accrued interest receivable of $98, and decreases in accounts payable of $827, accrued expenses of $1,786 and due to related party of $19,223, partially offset by non-cash expenses totaling $863,717 and a decrease in prepaid expenses and other current assets of $5,000.

By comparison, we used net cash in operations of $157,708 in the six months ended December 31, 2016 as a result of our net loss of $261,437, non-cash gain of $1,157,729 and decreases in due to related party of $10,980 and checks written in excess of cash balances of $11,695, partially offset by non-cash expenses totaling $1,253,946 and increases in accounts payable of $27,293 and accrued expenses of $2,894.

During the six months ended December 31, 2017, we had net cash provided by investing activities of $209,097, comprised of net proceeds from the sale of investments of $579,460, partially offset by purchase of investments of $9,651, increase in notes receivable of $49,880 and purchase of property and equipment of $310,832. During the six months ended December 31, 2017, we had no net cash used in or provided by investing activities.

During the six months ended December 31, 2017, we had net cash provided by financing activities of $160,000, comprised of proceeds from sale of preferred stock of $125,000 and proceeds from stock subscriptions payable of $35,000. We had net cash provided by financing activities of $184,257 for the six months ended December 31, 2016, comprised of proceeds from convertible notes payable.

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

Going Concern

The Company has reported recurring net losses, had a working capital deficiency as of December 31, 2017 of $13,109, and used net cash in operations of $263,727 in the six months ended December 31, 2017. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to reach a successful level of operations is dependent on the execution of management's plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

There can be no assurances that the Company will be successful in attaining a profitable level of operations or in generating additional cash from the equity/debt markets or other sources fund its operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Should the Company not be successful in its business plan or in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our condensed financial statements and in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2017. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

We estimate the fair value of the derivatives associated with our convertible notes payable and warrants using the Black-Scholes pricing model and multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2017 and June 30, 2017, the amounts reported for cash, accounts receivable and prepaid expenses and other current assets, accounts payable, accrued expenses, note payable and due to related party approximate fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our digital currencies and marketable securities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2017:
Digital currencies	$43,786	$43,786
Marketable securities	1,760	1,760	$-	$-

Total assets measured at fair value	$45,546	$45,546	$-	$-

June 30, 2017:
Marketable securities	$253,998	$253,998	$-	$-

Total assets measured at fair value	$253,998	$253,998	$-	$-

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2017:
Derivative liabilities	$21,419	$-	$-	$21,419

Total liabilities measured at fair value	$21,419	$-	$-	$21,419

June 30, 2017:
Derivative liabilities	$226,731	$-	$-	$226,731

Total liabilities measured at fair value	$226,731	$-	$-	$226,731

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

Changes in Internal Control Over Financial Reporting

Except as set forth above, there was no change to our internal controls or in other factors that could affect these controls during the three month period ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2017, the Company issued a total of 645,936 shares of its common stock in conversion of $13,484 note principal and $500 in fees.

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

INTEGRATED VENTURES, INC.

Dated: February 14, 2018	By:	/s/ Steve Rubakh
Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

