Form 10-Q
period 2018-03-31
INTEGRATED VENTURES, INC.
filed 2018-05-15
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value per share, was 8,964,103 as of May 15, 2018.

INTEGRATED VENTURES, INC.

(FORMERLY EMS FIND, INC.)

FORM 10-Q

MARCH 31, 2018

2

PART I – FINANCIAL INFORMATION

Integrated Ventures, Inc.
(formerly EMS Find, Inc.)
Condensed Balance Sheets

	March 31, 2018	June 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$151,951	$15,691
Digital currencies	2	-
Prepaid expenses and other current assets	17,083	7,500
Inventories	556,050	-
Equipment deposits	46,417	-
Marketable securities	1,720	253,998
Note receivable	-	16,872
Accrued interest receivable	-	1,519
Total current assets	773,223	295,580

Non-current assets:
Property and equipment, net	362,715	-
Deposits	3,200	700
Total assets	$1,139,138	$296,280

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$21,258	$27,417
Accrued expenses	29,349	57,032
Deferred revenue	2,524	-
Note payable	125,000	125,000
Due to related party	826	20,216
Convertible notes payable, net of discounts	-	47,814
Derivative liabilities	-	226,731
Total current liabilities	178,957	504,210
Total liabilities	178,957	504,210

Commitments and contingencies

Stockholders’ equity (deficit):
Series A preferred stock, $0.001 par value, (20,000,000 shares authorized,
500,000 shares issued and outstanding)	500	500
Series B preferred stock, $0.001 par value, (500,000 shares authorized,
232,500 and 150,000 shares issued and outstanding as of
March 31, 2018 and June 30, 2017, respectively)	233	150
Common stock, $0.001 par value, (2,000,000,000 shares authorized,
8,388,337 and 5,212,564 shares issued and outstanding as of
March 31, 2018 and June 30, 2017, respectively)	8,964	5,213
Additional paid-in capital	6,302,013	4,613,089
Stock subscriptions payable	35,000	-
Accumulated deficit	(5,386,529)	(4,826,882)
Total stockholders’ equity (deficit)	960,181	(207,930)
Total liabilities and stockholders’ equity (deficit)	$1,139,138	$296,280

See notes to condensed financial statements

Integrated Ventures, Inc.
(formerly EMS Find, Inc.)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Revenues:
Crypto-currency mining	$77,500	$-	$136,998	$-
Sales of crypto-currency mining equipment	60,046	-	105,636	-
Total revenues	137,546	-	242,634	-

Cost of revenues	91,734	-	138,552	-

Gross margin	45,812	-	104,082	-

Operating expenses:
General and administrative	102,017	103,754	736,141	956,104

Total operating expenses	102,017	103,754	736,141	956,104

Loss from operations	(56,205)	(103,754)	(632,059)	(956,104)

Other income (expense):
Interest and other income	3	-	1,405	-
Realized gain (loss) on sale of investments	(32,198)	-	331,060	-
Interest expense	(9,913)	(166,929)	(130,232)	(384,261)
Change in fair value of derivative liabilities	1,223	929,850	202,420	2,087,579
Gain (loss) on extinguishment of debt	-	(344,935)	(268,476)	(694,419)
Loss on settlement of warrants	-	-	(63,765)	-

Total other income (expense)	(40,885)	417,986	72,412	1,008,899

Income (loss) before income taxes	(97,090)	314,232	(559,647)	52,795

Provision for income taxes	-	-	-	-

Net income (loss)	$(97,090)	$314,232	$(559,647)	$52,795

Net income (loss) per common share, basic and diluted	$(0.01)	$0.00	$(0.07)	$0.00

Weighted average number of common shares outstanding:
Basic	8,858,733	1,437,683	8,088,209	958,231
Diluted	8,858,733	3,913,254	8,088,209	3,433,802

See notes to condensed financial statements

Integrated Ventures, Inc.
(formerly EMS Find, Inc.)
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(559,647)	$52,795
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	17,429	-
Stock-based compensation	409,000	721,810
Amortization of debt discount	87,232	301,618
Amortization of original issue discount	1,347	24,969
Change in fair value of derivative liability	(202,420)	(2,087,579)
Loss on extinguishment of debt	268,476	694,419
Financing fees related to notes payable	32,858	40,993
Realized (gain) loss on sale of investments	(331,020)	-
Loss on settlement of warrants	63,765	-
Changes in assets and liabilities:
Digital currencies	(145,663)	-
Accounts receivable	15,000	-
Prepaid expenses and other current assets	(9,583)	-
Inventories	(556,050)	-
Equipment deposits	(46,417)	-
Accrued interest receivable	(98)	-
Deposits	(2,500)	-
Accounts payable	(2,900)	32,769
Accrued expenses	(825)	9,626
Deferred revenue	2,524	-
Due to related party	(19,390)	42,782
Checks written in excess of cash balance	-	(11,695)
Net cash used in operating activities	(978,882)	(177,493)

Cash flows from investing activities:
Net proceeds from the sale of investments	674,817	-
Purchase of investments	(9,651)	-
Increase in notes receivable	(49,880)	-
Purchase of property and equipment	(380,144)	-
Net cash provided by investing activities	235,142	-

Cash flows from financing activities:
Proceeds from convertible notes payable	-	206,600
Proceeds from sale of common stock	720,000	-
Proceeds from sale of preferred stock	125,000	-
Proceeds from stock subscriptions payable	35,000	-
Net cash provided by financing activities	880,000	206,600

Net increase in cash	136,260	29,107
Cash, beginning of period	15,691	1,975

Cash, end of period	$151,951	$31,082

(Continued)

See notes to condensed financial statements

Integrated Ventures, Inc.
(formerly EMS Find, Inc.)
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended March 31,
	2018	2017

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Common shares issued for convertible notes payable	$423,133	$808,452
Common shares issued for due to related party	15,625	68,716
Common shares issued for accounts payble	-	16,546
Common shares issued for cashless exercise of options	188	-
Debt discount for derivative liability	47,617	1,458,270
Accrued interest for notes payable	1,116	462
Marketable securities for conversion of notes receivable	66,850	-
Marketable securities exchanged for note payable	(37,074)	-
Marketable securities exchanged for accrued expenses	(1,370)	-
Marketable securities exchanged for derivative liabilities	(78,718)	-
Marketable securities exchanged for accounts receivable	(15,000)	-
Note payable issued in settlement of warrants	25,000	-
Derivative liabilities extinguished in settlement of warrants	67,064	-

See notes to condensed financial statements

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2018

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

The Company is in the process of developing and acquiring a diverse portfolio of digital currency assets and block chain technologies, and recently completed the installation, setup and deployment of crypto-currency mining equipment in three locations in Pennsylvania. Crypto-currency mining revenues commenced in November 2017. Crypto-currencies are a medium of exchange that uses decentralized control (a block chain) as opposed to a central bank to track and validate transactions. The Company, through its wholly owned subsidiary, BitcoLab, Inc., is currently mining Bitcoin, Litecoin and Ethereum, whereby the Company earns revenue by solving “blocks” to be added to the block chain.

On August 21, 2017, the Board of Directors of the Company approved a 1-for-50 reverse split of the Company’s common shares, which through approval of FINRA was effective September 21, 2017. The reverse split has been given retroactive effect in the condensed financial statements for all periods presented.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim periods ended March 31, 2018 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2018. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2017 filed on September 14, 2017 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2018

(Unaudited)

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

Digital Currencies

Digital currencies, generally received as compensation for crypto-currency mining services, are stated at fair value based on quoted market prices. The digital currencies are revalued at every reporting period with changes in the fair value during the period recorded as unrealized gains or losses in other income (expense) in the statements of operations. Realized gains on the sale of digital currencies are included in other income (expense) in the statements of operations.

Inventories

Inventories at March 31, 2018 consist of crypto-currency mining units held for sale or deployment in mining operatons, and are stated at the lower of cost or estimated realizable value. Payments to equipment suppliers prior to shipment of the equipment are recorded as equipment deposits.

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

We estimate the fair value of the derivatives associated with our convertible notes payable and warrants using the Black-Scholes pricing model and multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. As of March 31, 2018, the Company had no convertible notes outstanding and no related derivative liabilities.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2018

(Unaudited)

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

Revenue Recognition

Our revenues currently consist of crypto currency mining revenues and revenues from the sale of crypto-currency mining equipment.Revenue is recognized when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered. Amounts collected from customers prior to shipment of products are recorded as deferred revenue.

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

The common shares used in the computation of basic and diluted net income (loss) per share are reconciled as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Weighted average number of shares outstanding – basic	8,858,733	1,437,683	8,088,209	958,231
Dilutive effect of convertible debt	-	2,475,571	-	2,475,571

Weighted average number of shares outstanding – diluted	8,858,733	3,913,254	8,088,209	3,433,802

As of March 31, 2018, common stock equivalent shares which may dilute future earnings per share include 348,375 common shares issuable upon exercise of warrants, and 23,250,000 common shares issuable upon conversion of Series B Preferred Stock. For all periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2018

(Unaudited)

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2018 and June 30, 2017, the amounts reported for cash, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue, note payable and due to related party approximate fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our digital currencies and marketable securities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
March 31, 2018:
Digital currencies	$2	$2
Marketable securities	1,720	1,720	$-	$-

Total assets measured at fair value	$1,722	$1,722	$-	$-

June 30, 2017:
Marketable securities	$253,998	$253,998	$-	$-

Total assets measured at fair value	$253,998	$253,998	$-	$-

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2018

(Unaudited)

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
March 31, 2018:
Derivative liabilities	$-	$-	$-	$-

Total liabilities measured at fair value	$-	$-	$-	$-

June 30, 2017:
Derivative liabilities	$226,731	$-	$-	$226,731

Total liabilities measured at fair value	$226,731	$-	$-	$226,731

During the nine months ended March 31, 2018, the Company had the following activity in its derivative liabilities:

	Convertible Notes	Warrants	Total

Derivative liabilities at June 30, 2017	$226,731	$-	$226,731
Addition to liability for new debt issued	47,617	-	47,617
Decrease due to conversions of debt	(43,629)	-	(43,629)
Decrease due to exchange of warrants	-	(28,299)	(28,299)
Change in fair value	(230,719)	28,299	(202,420)

Derivative liabilities at March 31, 2018	$-	$-	$-

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

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2018

(Unaudited)

3. GOING CONCERN

The Company has reported recurring net losses since its inception and used net cash in operating activities of $978,882 in the nine months ended March 31, 2018. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2018

(Unaudited)

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

At March 31, 2018, marketable securities consisted of funds held in a brokerage account of $1,720.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2018

(Unaudited)

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2018:

Crypto-currency mining equipment	$306,921
Furniture and equipment	12,250
Leasehold improvements	60,973

Total	380,144
Less accumulated depreciation	(17,429)

Net	$362,715

6. RELATED PARTY TRANSACTIONS

On July 29, 2017, the Board of Directors of the Company established annual compensation for Steve Rubakh of $125,000 per year, effective July 1, 2017. In addition, Steve Rubakh receives shares of Series B Preferred Stock on a quarterly basis when authorized by the Board of Directors of the Company. For the three months ended March 31, 2018, the Board of Directors did not authorize the issuance of any shares of Series B preferred stock. For the nine months ended March 31, 2018, the Company authorized the issuance of a total of 70,000 shares of Series B preferred stock, and total stock-based compensation valued at $409,000 was recorded.

On March 18, 2018, the Board of Directors of the Company modified the annual compensation for Steve Rubakh, effective April 1, 2018 to include annual salary of $150,000 per year and the issuance on a quarterly basis of 5,000 shares of Series B preferred stock.

On August 31, 2017, Steve Rubakh converted accrued compensation of $15,625 into 347,222 common shares of the Company.

As of March 31, 2018 and June 30, 2017, amounts due to related party totaled $826 and $20,216, respectively.

7. NOTES PAYABLE

Notes payable, all classified as current, consist of the following:

March 31, 2018					June 30, 2017
			Original				Original
		Debt	Issue			Debt	Issue
	Principal	Discount	Discount	Net	Principal	Discount	Discount	Net

Note Payable
LG Capital Funding, LLC	$125,000	$-	$-	$125,000	$125,000	$-	$-	$125,000

Convertible Notes Payable
Global Opportunity Group, LLC	$-	$-	$-	$-	$-	$-	$-	$-
A1 Solar Corp.	-	-		-	-	-	-	-
River North Equity, LLC	-	-	-	-	4,660	-	-	4,660
Global Opportunity Group, LLC	-	-	-	-	18,700	(2,878)	(722)	15,100
EMA Financial, LLC	-	-	-	-	8,916	(2,394)	-	6,522
GPL Ventures, LLC	-	-	-	-	10,000	(613)	-	9,387
Global Opportunity Group, LLC	-	-	-	-	10,000	(6,247)	(625)	3,128
Howard Schraub	-	-	-	-	16,500	(12,250)	-	4,250
Howard Schraub	-	-	-	-	20,000	(15,233)	-	4,767

Total	$-	$-	$-	$-	$88,776	$(39,615)	$(1,347)	$47,814

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2018

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

On October 14, 2016, the Supreme Court of the State of New York County of Kings, in regards to LG Capital Funding, LLC v. EMS Find, Inc., issued a judgment against EMS Find, Inc. in favor of LG Capital Funding, LLC, in the amount of $135,202, which includes principal and interest (calculated as of September 29, 2016), in regards to the convertible promissory note dated October 22, 2015. The judgment includes an Information Subpoena with Restraining Notice, which addressed the EMS Find, Inc. bank account at TD Bank. As a result of the judgment, the conversion feature of the note was eliminated and therefore, the associated derivative liability was extinguished. As of March 31, the debt has been recorded as a note payable of $125,000, a current liability in the balance sheet, and $28,553 of interest has been accrued.

On May 4, 2018, the Company and LG Capital entered into a settlement regarding the note payable and the judgment – see Note 11.

Convertible Notes Payable

On July 25, 2016, the Company entered into an equity purchase agreement with River North Equity, LLC (“River North”) for up to $2,000,000. On July 25, 2016, the Company entered into a convertible promissory note with River North for $33,333. The convertible promissory note had a maturity date of March 29, 2017 and bears interest at 10%. The convertible promissory note provided for an OID of $3,333, a deduction of $4,000 for River North’s legal fees, and a debt discount of $33,333. The conversion price is the lower of 65% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. On February 1, 2017, River North converted $2,036 principal and $1,744 accrued interest into 52,878 common shares of the Company. On April 20, 2017, the Company and River North entered into a Settlement Agreement & Mutual Release with respect to this note, resulting in penalties of $17,955 added to the note principal to bring the principal balance to $49,252 and requiring a principal payment of $30,000, which payment was financed by the issuance of a new convertible promissory to Global. On June 2, 2017, River North converted $14,592 principal into 172,685 common shares of the Company, resulting in a principal balance of $4,660 as of June 30, 2017. As of June 30, 2017, the OID and the debt discount had been fully amortized and there was accrued interest payable of $1,236. The Company recorded a derivative liability of $12,535 as of June 30, 2017. On July 5, 2017, River North converted the remaining principal of $4,660 into 183,068 common shares of the Company and the accrued interest payable balance of $1,236 was written off. The note has been repaid in full and no related derivative liability was recorded as of March 31, 2018.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2018

(Unaudited)

On October 6, 2016, the Company entered into a convertible promissory note with EMA for $33,000. The note matures on October 6, 2017 and bears interest at 12%. A debt discount of $33,000 was recorded. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. Pursuant to multiple conversions in May and June 2017, EMA converted principal of $24,084 into 976,000 shares of the Company’s common stock, resulting in a principal balance of $8,916 as of June 30, 2017. As of June 30, 2017, $30,606 of the debt discount had been amortized, and there was accrued interest of $2,677. The Company recorded a derivative liability of $25,368 as of June 30, 2017. On July 5, 2017, July 7, 2017 and July 12, 2017, EMA converted the remaining principal of $8,916, accrued interest payable of $2,715 and penalties totaling $29,908 into a total of 830,776 common shares of the Company. The OID and the debt discount have been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of March 31, 2018.

On December 2, 2016, the Company entered into a convertible promissory note with Global for $18,700. The note matures on December 2, 2017 and bears interest at 12%. The convertible promissory note provided for an OID of $1,700; therefore, the net proceeds to the Company was $17,000. A debt discount of $18,700 was recorded. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. As of June 30, 2017, $978 of the OID had been amortized, $15,822 of the debt discount had been amortized and there was accrued interest of $1,297. The Company recorded a derivative liability of $47,634 as of June 30, 2017. Additionally, the Company issued 1,650 five-year warrants for common stock with an exercise price of $7.50 per share, subject to certain adjustments, and a cashless exercise option. On July 13, 2017 and August 15, 2017, Global converted the entire principal of $18,700 and fees totaling $1,250 into a total of 567,867 common shares of the Company and the accrued interest payable balance of $1,541 was written off. The OID and the debt discount have been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of March 31, 2018.

On December 13, 2016, the Company entered into a convertible promissory note with GPL for $10,000. The note matures on July 13, 2017 and bears interest at 12%. A debt discount of $10,000 was recorded. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. As of June 30, 2017, $9,387 of the debt discount had been amortized, and there was accrued interest of $658. The Company recorded a derivative liability of $24,876 as of June 30, 2017. On July 6, 2017 and July 12, 2017, GPL converted the entire principal of $10,000 into a total of 400,000 common shares of the Company and the accrued interest payable balance of $687 was written off. The OID and the debt discount have been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of March 31, 2018.

On February 13, 2017, the Company entered into a convertible promissory note with Global for $10,000. The note matures on February 13, 2018 and bears interest at 2%. The convertible promissory note provides for an OID of $1,000. Therefore, the net proceeds to the Company was $9,000. A debt discount of $10,000 was recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. As of June 30, 2017, $375 of the OID had been amortized, $3,753 of the debt discount had been amortized and there was accrued interest of $75. The Company has recorded a derivative liability of $22,661 as of June 30, 2017. Additionally, the Company issued 6,667 seven-year warrants for common stock with an exercise price of $0.50 per share, subject to certain adjustments, and a cashless exercise option. On September 15, 2017, Global sold the $10,000 note and $1,117 accrued interest payable to A1Solar. The OID and the debt discount have been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of March 31, 2018.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2018

(Unaudited)

On September 15, 2017, A1 Solar Corp (“A1 Solar”) purchased $10,000 principal and $1,117 accrued interest payable of the February 13, 2017 Global convertible promissory note. The $11,117 convertible replacement note matures on September 29, 2018 and bears interest at an annual rate of 12%. A debt discount of $11,117 and a derivative liability of $26,209 were recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. On October 5, 2017 and January 10, 2018, A1 Solar converted $11,117 principal and accrued interest of $77 into 322,018 total common shares of the Company. The debt discount has been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of March 31, 2018.

On March 28, 2017, the Company entered into a convertible promissory note with Schraub for $16,500. The note matures on March 28, 2018 and bears interest at 10%. A debt discount of $16,500 and a derivative liability of $40,982 were recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Additionally, the Company issued 12,100 seven-year warrants for common stock with an exercise price of $0.50 per share, subject to certain adjustments, and a cashless exercise option. These warrants were surrendered to the Company and cancelled on May 8, 2017. On July 31, 2017, Schraub assigned the $16,500 note to Global. The debt discount has been fully amortized and $565 of accrued interest payable was written off. The note has been repaid in full and no related derivative liability was recorded as of March 31, 2018.

On July 31, 2017, Global was assigned the $16,500 principal of the March 28, 2017 Schraub convertible promissory note. The note matures on March 28, 2018 and bears interest at 10%. A debt discount of $16,500 and a derivative liability of $114,489 were recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. On January 5, 2018, Global converted principal of $16,500 and accrued interest of $1,279 into into 88,093 common shares of the Company. The debt discount has been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of March 31, 2018.

On April 4, 2017, the Company entered into a convertible promissory note with Schraub for $20,000. The note matures on April 4, 2018 and bears interest at 10%. A debt discount of $20,000 and a derivative liability of $75,295 were recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Additionally, the Company issued 15,000 seven-year warrants for common stock with an exercise price of $0.50 per share, subject to certain adjustments, and a cashless exercise option. These warrants were surrendered to the Company and cancelled on May 8, 2017. On July 31, 2017, Schraub assigned the $20,000 note to Global. The debt discount has been fully amortized and $647 of accrued interest payable was written off. The note has been repaid in full and no related derivative liability was recorded as of March 31, 2018.

On July 31, 2017, Global was assigned the $20,000 principal of the April 4, 2017 Schraub convertible promissory note. The note matures on April 4, 2018 and bears interest at 10%. A debt discount of $20,000 and a derivative liability of $140,711 were recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. On October 18, 2017 Global converted $4,651 principal into 248,691 common shares of the Company, and on December 4, 2017, Global converted $3,275 principal into 100,000 common shares of the Company. Pursuant to a Purchase and Escrow Agreement dated December 31, 2017 (Note 4), the remaining principal of $12,074 and accrued interest payable of $1,367 were extinguished. The debt discount has been fully amortized and $647 of accrued interest payable was written off. The note has been repaid in full and no related derivative liability was recorded as of March 31, 2018.

On December 30, 2017, the Company and Global entered into an Exchange Agreement pursuant to which warrants held by Global to purchase a total of 11,115 shares of the Company’s common stock were cancelled in exchange for a convertible promissory note payable to Global in the principal amount of $25,000. The note matures on December 30, 2018 and bears interest at an annual rate of 5%, compounded monthly. A derivative liability of $67,064 was recorded. Pursuant to a Purchase and Escrow Agreement dated December 31, 2017 (Note 4), the $25,000 principal and accrued interest payable of $3 were extinguished. The note has been repaid in full and no related derivative liability was recorded as of March 31, 2018.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2018

(Unaudited)

On July 6, 2017, Schraub converted fees of $600 into 12,370 common shares of the Company.

As detailed above, during the nine months ended March 31, 2018, a total of 2,752,883 shares of the Company’s common stock were issued in conversion of $77,818 note principal, $4,072 accrued interest payable, $31,975 derivative liabilities, $2,950 in fees, $29,908 in penalties and $276,410 loss on conversion of debt into common stock.

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

The Company has 20,000,000 shares of Series A Preferred Stock authorized, with 500,000 shares issued and outstanding as of March 31, 2018, which were issued in March 2015 in consideration for services on the Company’s Board of Directors.

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

As of March 31, 2018, the Company had 232,500 shares of Series B Preferred Stock issued and outstanding.

On July 1, 2016, the Board of Directors of the Company agreed to compensate Steve Rubakh on a quarterly basis through the issuance of shares of Series B Preferred Stock when approved by the Board of Directors. For the three months ended March 31, 2018, the Board of Directors did not authorize the issuance of any shares of Series B preferred stock. For the three months ended September 30, 2017, the Company issued 30,000 shares of Series B preferred stock to Steve Rubakh valued at $9,000. For the three months ended December 31, 2017, the Company issued 40,000 shares of Series B preferred stock to Steve Rubakh valued at $400,000, based on the cash price paid by non-related parties as discussed below.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2018

(Unaudited)

On October 25, 2017, four investors entered into subscription agreements for the purchase of a total of 16,000 shares of Series B Preferred stock for cash at $10 per share. Through March 31, 2018, 12,500 of the shares had been issued for an investment of $125,000. As of March 31, 2018, a stock subscription payable of $35,000 was recorded for unissued shares.

Common Stock

On August 21, 2017, the Board of Directors of the Company approved a 1-for-50 reverse split of the Company’s common shares. The reverse split has been given retroactive effect in the condensed financial statements for all periods presented.

During the nine months ended March 31, 2018, the Company issued a total of 3,751,539 shares of its common stock.

On July 6, 2017, 188,240 shares of common stock were issued to Global in the cashless exercise of warrants recorded at par value of $188. See Note 9.

On August 31, 2017, 347,222 shares of common stock valued at $15,625 were issued to Steve Rubakh for accrued compensation. See Note 6.

On January 19, 2018, the Company and St. George Investments LLC (“St. George”) entered into a Securities Purchase Agreement, pursuant to which St. George purchased 462,900 restricted common shares of the Company for $750,000. The Company received net proceeds of $720,000. The Company also issued to St. George a three-year warrant for the purchase of 347,175 shares of the Company’s common stock at an exercise price of $2.16 per share. The warrant was valued using the Black-Sholes option pricing model at $1.75 per share, or $607,556.

As detailed in Note 7, during the nine months ended March 31, 2018, a total of 2,752,883 shares of the Company’s common stock were issued in conversion of $77,818 note principal, $4,072 accrued interest payable, $31,975 derivative liabilities, $2,950 in fees, $29,908 in penalties and $276,410 loss on conversion of debt into common stock.

On September 30, 2017, the Company increased the number of outstanding common shares by 114 shares due to rounding of shares in the reverse stock split.

During the nine months ended March 31, 2017, the Company issued a total of 1,606,198 shares of its common stock.

On July 1, 2015, 6,000 shares of common stock and 1,200 issuable shares of common stock valued at $37,500 were issued to Steve Rubakh for accrued compensation.

On February 14, 2017, 249,728 shares of common stock valued at $31,216 were issued to Steve Rubakh for accrued compensation.

On February 14, 2017, 132,368 shares of common stock valued at $16,546 were issued to Steve Rubakh to reimburse him for payments of $16,546 made by him to a vendor.

During the nine months ended March 31, 2017, a total of 1,218,102 shares of the Company’s common stock, valued at $808,452, were issued in conversion of $130,579 convertible note principal, $1,845 accrued interest payable, $7,400 in fees, $5,709 adjustment to debt discount and $662,919 loss on conversion of debt into common stock.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2018

(Unaudited)

9. WARRANTS

The Company has granted warrants to non-employee lenders in connection with the issuance of certain convertible promissory notes and to an investor in connection with the purchase of common shares of the Company. Certain of the warrants have been subsequently surrendered to the Company and cancelled. See Note 7.

Warrant activity for these warrants for the nine months ended March 31, 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2017	12,817	$4.33	5.25	$-
Granted	347,175	$2.81
Exercised	(502)	$7.50
Cancelled or expired	(11,115)	$3.30

Outstanding and exercisable at March 31, 2018	348,375	$2.20	2.80	$-

The warrants issued in connection with debt were valued at the grant date using a Black-Scholes calculation. No stock-based compensation was recorded for warrants during the nine months ended March 31, 2018.

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

On October 14, 2016, the Supreme Court of the State of New York County of Kings, in regards to LG Capital Funding, LLC v. EMS Find, Inc., issued a judgment against EMS Find, Inc. in favor of LG Capital Funding, LLC, in the amount of $135,202, which includes principal and interest (calculated as of September 29, 2016), in regards to the convertible promissory note dated October 22, 2015. The judgment includes an Information Subpoena with Restraining Notice, which addressed the EMS Find, Inc. bank account at TD Bank. As of March 31, 2018, the Company has recorded a promissory note payable of $125,000 and accrued interest payable of $28,553 – see Note 7. On May 4, 2018, the Company and LG Capital entered into a settlement regarding the note payable and the judgment – see Note 11.

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

April 16, 2018 Asset Purchase Agreement

On April 16, 2018, the Company entered into an Asset Purchase Agreement (the “Agreement”) with digiMine LLC (the “Seller”) for the purchase of Seller’s Mining Equipment located in Marlboro, New Jersey, the principal assets of the Seller’s business consisting of: 150 Bitmain Mining Machines (“Equipment”); all of Seller's or its Affiliates' right, title and interest in, the lease for the premises on which Seller’s business operates; all obligations under which the Company assumed at the closing on April 18, 2018; all books and records pertaining to ownership of the Equipment and Seller’s business as applicable; and cash of $175,000. The Company issued 16,666 shares of its Series B preferred stock (the “Shares”) to the Seller.

The Company also entered into a separate Security and Pledge Agreement, dated as of April 13, 2018, securing its obligations to the Seller under the Agreement.

Integrated Ventures, Inc.

(formerly EMS Find, Inc.)

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2018

(Unaudited)

Seller has the right (the “Put-Back Right”), at any time commencing April 1, 2019, to require that the Company redeem for cash any of Seller’s then-outstanding Shares at a redemption price equal to 72% of the Shares. The Conversion Amount on execution is equal to $1,200,000 (the “Put-Back Price”) of such Shares; provided, that the Put Back Right expires with respect to any of the Shares at such time as the Shares are registered for resale. Each of the Shares for purposes of the Put-Back Price is equal to a fixed price of $100 per share.

April 30, 2018 Asset Purchase Agreement

On April 30, 2018, the Company entered into an Asset Purchase Agreement (the “Agreement”) with digiMine LLC (the “Seller”) for the purchase of Seller’s Mining Equipment located in Marlboro, New Jersey, the principal assets of the Seller’s business consisting of: 97 Antminer Mining Machines and computer workstation (“Equipment”); digital currency portfolio with an estimated value of $15,487; all books and records pertaining to ownership of the Equipment and Seller’s business as applicable; and cash of $200,000. The Company issued 20,000 shares of its Series B preferred stock (the “Shares”) to the Seller.

The Company also entered into a separate Security and Pledge Agreement, dated as of April 30, 2018, securing its obligations to the Seller under the Agreement.

Seller has the right (the “Put-Back Right”), at any time commencing May 1, 2019, to require that the Company redeem for cash any of Seller’s then-outstanding Shares at a redemption price equal to 72% of the Shares. The Conversion Amount on execution is equal to $1,440,000 (the “Put-Back Price”) of such Shares; provided, that the Put Back Right expires with respect to any of the Shares at such time as the Shares are registered for resale. Each of the Shares for purposes of the Put-Back Price is equal to a fixed price of $100 per share.

Forbearance Agreement

On May 4, 2018, the Company and LG Capital entered into a Forbearance Agreement related to a September 29, 2016 judgment for amounts due on a $125,000 promissory note payable to LG Capital – see Notes 7 and 10. The Company agreed to immediately pay LG Capital $135,427, which amount has been paid, and to pay LG Capital an additional $29,257 on July 1, 2018. If the Company does not timely make the second payment of $29,257, LG Capital will be entitled to a payment of $60,000.

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

Financial

Through March 31, 2018, the Company has purchased in excess of $900,000 of mining rigs and the number of our installed mining rigs had reached 136 at that date. This number is directly related to the availability of the electric power, which is currently at maximum utilization capacity at our of our locations. In addition, at March 31, 2018, we had 208 mining rigs in storage available for sale or deployment in cryptocurrency operations.

In transactions on April 16 and April 30, 2018, the Company purchased 150 and 97 Bitmain mining machines, respectively, together with associated assets, and cash of $175,000 and $200,000 in these transactions. As of April 16, 2018, we have assumed lease obligations in all of Seller's or its Affiliates' right, title and interest in the lease for the premises on which the business of the Seller in these two transactions operates in Marlboro, New Jersey, where we plan to operate the equipment purchased in these transactions.

On November 22, 2017, we successfully launched our cryptocurrency operations. From that date through March 31, 2018, we had total revenues of $242,634, consisting of: (1) revenues from mining operations of $136,998 received primarily in digital currencies and (2) equipment retail sales of $105,636. We currently conduct our mining operations from three locations in New Jersey.

In January 2018, two lenders completed the conversions of convertible promissory notes, resulting in the elimination of all convertible debt and related derivative liabilities.

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

FINANCIAL OPERATIONS REVIEW

Since our inception through March 31, 2018, we have generated approximately $1.2 million in revenues. Revenues to date have been generated substantially from the now discontinued Ambulance services, which we have discontinued to focus on new revenue sources. However, in November 30, 2017 revenues commenced from our crypto-currency mining operations and from sales of crypto-currency mining equipment.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 2017

Revenues

In November 2017 we commenced operations in our first crypto-currency mining location opened our second mining location in January 2018. Our crypto-currency mining revenues were $77,500 and $136,998 for the three months and nine months ended March 31, 2018, respectively.

We also had revenues from the sale of crypto-currency mining units that we purchased or assembled for resale of $60,046 and $105,636 for the three months and nine months ended March 31, 2018, respectively.

We did not have any revenues for the three months and nine months ended March 31, 2017.

Cost of Revenues

Cost of revenues were $91,734 and $138,552 for the three months and nine months ended March 31, 2018, respectively. Expenses associated with running the crypto-currency mining operations, such as equipment depreciation, rent, operating supplies, utilities and monitoring services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing or assembling the crypto-currency mining units sold.

We did not have any cost of revenues for the three months and nine months ended March 31, 2017.

Operating Expenses

For the three months ended March 31, 2018 and 2017, general and administrative expenses were relatively constant at $102,017 and $103,754, respectively. Generaly and administrative expenses decreased $219,963 to $736,141 for the nine months ended March 31, 2018 from $956,104 for the nine months ended March 31, 2017. The decrease on a year-to-date basis was due primarily from significant stock-based compensation in fiscal year 2017 from warrants issued to officers and directors, partially offset by increases in payroll and professional fees in the current fiscal year.

Other Income (Expense)

For the three months ended March 31, 2018, our total other expense was $40,885, comprised of interest and other income of $3, realized loss on sale of investments of $32,198 and interest expense of $9,913, partially offset by gain on change in fair value of derivative liabilities of $1,223. By comparison, for the three months ended March 31, 2017, our total other income was $417,986, comprised of interest expense of $166,929, gain on change in fair value of derivative liabilities of $929,850 and loss on extinguishment of debt of $344,935.

For the nine months ended March 31, 2018, our total other income was $75,412, comprised of interest and other income of $1,405, realized gain on sale of investments of $331,060, interest expense of $130,232, gain on change in fair value of derivative liabilities of $202,420, loss on extinguishment of debt of $268,476 and loss on settlement of warrants of $63,765. By comparison, for the nine months ended March 31, 2017, our total other income was $1,008,899, comprised of interest expense of $384,261, gain on change in fair value of derivative liabilities of $2,087,579 and loss on extinguishment of debt of $694,419.

Interest and other income are not currently material to our operations.

During the three months ended March 31, 2018, we reported a total realized loss on sale of investments of $32,198, primarily from sales of digital currencies. During the nine months ended March 31, 2018, we reported total net realized gains on sale of investments of $331,060, $363,355 from the sales of common shares of Viva Entertainment, partially offset by a loss from sales of digital currencies of $32,295. We reported no realized gain on sale of marketable securities in the three months or nine months ended March 31, 2017.

Pursuant to multiple conversions of convertible promissory notes from Viva Entertainment during May, July and August 2017, the Company converted total principal of $79,652 into a total of 225,805,555 common shares of Viva Entertainment. We exchanged 55,555,555 common shares of Viva Entertainment for convertible notes principal of $37,074, accrued interest payable of $1,370 and accounts receivable of $15,000, and reduced related derivative liabilities by $78,718. In addition, we sold a total of 170,250,000 shares of Viva Entertainment stock, receiving net proceeds of $551,800. We have also incurred investment related fees. As a result, we reported a total realized gain on sale of the Viva Entertainment shares of $363,355 in the nine months ended March 31, 2018.

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

Net Loss

As a result, our net loss for the three months and nine months ended March 31, 2018 was $97,090 and $559,647, respectively. Our net income for the three months and nine months ended March 31, 2017 was $314,232 and $52,795, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have substantially improved our financial condition as of March 31, 2018 as a result of the conversion of all convertible debt into shares of our common stock, the associated elimination of all derivative liabilities and the equity financing completed in January 2018 when we netted proceeds of $720,000. As of March 31, 2018, the Company had $151,951 in cash and positive working capital and stockholders’ equity. In addition, in April 2018, we completed two asset purchase agreements pursuant to which we received cash totaling $375,000. As discussed above, we have converted two notes receivable from Viva Entertainment into shares of Viva Entertainment common stock and have sold a significant portion of the shares into the market to raise capital for our operations. During the nine months ended March 31, 2018, we received net proceeds from the sale of investments of $674,817, which we have used to fund our operations and to purchase property and equipment for our crypto-currencies mining operations. During the nine months ended March 31, 2018, we also received proceeds of $160,000 from subscriptions to purchase shares of our Series B Preferred Stock.

On May 4, 2018, the Company and LG Capital entered into a Forbearance Agreement related to a September 29, 2016 judgment for amounts due on a $125,000 promissory note payable to LG Capital – see Notes 7 and 10. The Company agreed to immediately pay LG Capital $135,427, which amount has been paid, and to pay LG Capital an additional $29,257 on July 1, 2018. If the Company does not timely make the second payment of $29,257, LG Capital will be entitled to a payment of $60,000. With the extinguishment of this obligation, the Company will no longer have any debt other than trade accounts payable and payroll obligations incurred in the normal course of business.

Sources and Uses of Cash

We used net cash in operations of $978,882 in the nine months ended March 31, 2018 as a result of our net loss of $559,647, non-cash gains totaling $533,440, increases in digital currencies of $145,663, prepaid expenses and other current assets of $9,583, inventories of $556,050, purchase deposits of $46,417, accrued interest receivable of $98 and deposits of $2,500, and decreases in accounts payable of $2,900, accrued expenses of $825 and due to related party of $19,390, partially offset by non-cash expenses totaling $880,107, decrease in accounts receivable of $15,000, and an increase in deferred revenue of $2,524.

By comparison, we used net cash in operations of $177,493 in the nine months ended March 31, 2018 as a result of our net income of $52,795, non-cash expenses totaling $1,783,809, increases in accounts payable of $32,769, accrued expenses of $9,626 and due to related party of $42,782, offset by non-cash gain of $2,087,579 and decrease in checks written in excess of cash balance of $11,695.

During the nine months ended March 31, 2018, we had net cash provided by investing activities of $235,142, comprised of net proceeds from the sale of investments of $674,817, partially offset by purchase of investments of $9,651, increase in notes receivable of $49,880 and purchase of property and equipment of $380,144. During the nine months ended March 31, 2017, we had no net cash used in or provided by investing activities.

During the nine months ended March 31, 2018, we had net cash provided by financing activities of $880,000, comprised of proceeds from sale of common stock of $720,000, proceeds from the sale of preferred stock of $125,000 and proceeds from stock subscriptions payable of $35,000. We had net cash provided by financing activities of $206,600 for the nine months ended March 31, 2017, comprised of proceeds from convertible notes payable.

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

Going Concern

The Company has reported recurring net losses since its inception and used net cash in operating activities of $978,882 in the nine months ended March 31, 2018. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

We estimate the fair value of the derivatives associated with our convertible notes payable and warrants using the Black-Scholes pricing model and multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. As of March 31, 2018, the Company had no convertible notes outstanding and no related derivative liabilities.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2018 and June 30, 2017, the amounts reported for cash, prepaid expenses and other current assets, accounts payable, accrued expenses, deferred revenue note payable and due to related party approximate fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our digital currencies and marketable securities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
March 31, 2018:
Digital currencies	$2	$2
Marketable securities	1,720	1,720	$-	$-

Total assets measured at fair value	$1,722	$1,722	$-	$-

June 30, 2017:
Marketable securities	$253,998	$253,998	$-	$-

Total assets measured at fair value	$253,998	$253,998	$-	$-

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
March 31, 2018:
Derivative liabilities	$-	$-	$-	$-

Total liabilities measured at fair value	$-	$-	$-	$-

June 30, 2017:
Derivative liabilities	$226,731	$-	$-	$226,731

Total liabilities measured at fair value	$226,731	$-	$-	$226,731

Off Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control Over Financial Reporting

Except as set forth above, there was no change to our internal controls or in other factors that could affect these controls during the three month period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 4, 2018, the Company and LG Capital entered into a Forbearance Agreement related to a September 29, 2016 judgment for amounts due on a $125,000 promissory note payable to LG Capital – see Notes 7 and 10. The Company agreed to immediately pay LG Capital $135,427, which amount has been paid, and to pay LG Capital an additional $29,257 on July 1, 2018. If the Company does not timely make the second payment of $29,257, LG Capital will be entitled to a payment of $60,000.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2018, the Company issued a total of 575,766 shares of its common stock: 112,866 shares in conversion of $22,059 note principal, accrued interest payable of $1,357 and $500 in fees; and 462,900 shares in the sale of common shares for net cash proceeds of $720,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Asset Purchase Agreement

On April 30, 2018, the Company entered into an Asset Purchase Agreement (the “Agreement”) with digiMine LLC (the “Seller”) for the purchase of Seller’s Mining Equipment located in Marlboro, New Jersey, the principal assets of the Seller’s business consisting of 97 Bitmain Mining Machines and ancillary equipment (collectively “Equipment”); all of Seller's or its Affiliates' right, title and interest in, the lease for the premises on which Seller’s business operates, all obligations under which we assumed at the closing on April 30, 2018; a digital currency portfolio of 559,089 altcoins; all books and records pertaining to ownership of the Equipment and Seller’s business as applicable; and cash assets of $200,000. The purchase price for the Equipment, lease assignment and other assets under the Agreement was 20,000 shares of the Company’s Series B Preferred Stock issued to the Seller.

We also entered into a separate Security and Pledge Agreement, dated as of April 30, 2018, securing our obligations to the Seller under the Agreement.

The Seller has the right under the Agreement (the “Put-Back Right”), at any time commencing May 1, 2019, to require that the Company redeem for cash any of Seller’s then-outstanding Preferred Shares at a redemption price equal to 72% of the Shares’ Put-Back Price. The Conversion Amount on execution is equal to $1,440,000 (the “Put-Back Price”) of such Series B Preferred Shares; provided, that the Put Back Right expires with respect to any share of Series B Preferred stock at such time as the Shares for such Series B Preferred Shares are registered for resale. Each Series B Preferred Share for purposes of the Put-Back Price is equal to a fixed price of One Hundred Dollars ($100.00) per share.

THE FOREGOING DESCRIPTIONS OF THE AGREEMENT AND SECURITY AND PLEDGE AGREEMENT DO NOT PURPORT TO BE COMPLETE AND ARE QUALIFIED IN THEIR ENTIRETY BY REFERENCE TO THE FORMS OF THESE AGREEMENTS THAT ARE FILED AS EXHIBITS 10.23 AND 10.24, RESPECTIVELY, TO THIS QUARTERLY REPORT ON FORM 10-Q AND ARE INCORPORATED HEREIN BY REFERENCE. DEFINED TERMS USED IN THE DESCRIPTIONS IN THIS REPORT SHALL HAVE THE MEANINGS PROVIDED IN THE RESPECTIVE AGREEMENTS, AS APPLICABLE, UNLESS SPECIFICALLY DEFINED ABOVE IN THIS REPORT.

Forbearance Agreement

On May 4, 2018, the Company and LG Capital entered into a Forbearance Agreement related to a September 29, 2016 judgment for amounts due on a $125,000 promissory note payable to LG Capital – see Notes 7 and 10. The Company agreed to immediately pay LG Capital $135,427, which amount has been paid, and to pay LG Capital an additional $29,257 on July 1, 2018. If the Company does not timely make the second payment of $29,257, LG Capital will be entitled to a payment of $60,000.

THE FOREGOING DESCRIPTION OF THE FORBEARANCE AGREEMENT DOES NOT PURPORT TO BE COMPLETE AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE FORM OF THIS AGREEMENT THAT IS FILED AS EXHIBIT 10.25 TO THIS QUARTERLY REPORT ON FORM 10-Q AND IS INCORPORATED HEREIN BY REFERENCE. DEFINED TERMS USED IN THE DESCRIPTIONS IN THIS REPORT SHALL HAVE THE MEANINGS PROVIDED IN THE RESPECTIVE AGREEMENT, AS APPLICABLE, UNLESS SPECIFICALLY DEFINED ABOVE IN THIS REPORT.

ITEM 6. EXHIBITS.

(a) Exhibits.

Exhibit Number	Exhibit Description
10.23	Asset Purchase Agreement, dated April 30, 2018, between the Company and digiMine, LLC.
10.24	Security and Pledge Agreement, dated as of April 30, 2018, between the Company and digiMine LLC.
10.25	Forbearance Agreement, dated as of May 4, 2018, between the Company and LG Capital Funding, LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

INTEGRATED VENTURES, INC.

Dated: May 15, 2018	By:	/s/ Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.23	Asset Purchase Agreement, dated April 30, 2018, between the Company and digiMine, LLC.
10.24	Security and Pledge Agreement, dated as of April 30, 2018, between the Company and digiMine LLC.
10.25	Forbearance Agreement, dated as of May 4, 2018, between the Company and LG Capital Funding, LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

