Form 10-K
period 2018-06-30
INTEGRATED VENTURES, INC.
filed 2018-12-27
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

On December 29, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $20,585,253 based upon the closing price on that date of the common stock of the registrant as reported on the OTC Markets system of $2.56. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of December 27, 2018, the registrant had 9,874,103 shares of its common stock, $0.001 par value, issued and outstanding.

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

PART I

ITEM 1. BUSINESS.

We were incorporated in the State of Nevada on March 22, 2013 under the name Lightcollar, Inc. On March 22, 2015, we changed our name to EMS Find, Inc. (“EMS Find”). Effective March 31, 2015, we entered into a Share Exchange Agreement with the sole shareholder of EMS Factory, Inc., a Pennsylvania corporation (“EMS Factory”), and following the closing under the Share Exchange Agreement, EMS Factory became a wholly-owned subsidiary of the Company, with the former stockholder of EMS Factory owning approximately 35% of the outstanding shares of common stock of the combined company. The Company developed and marketed a B2B & B2C on-demand mobile platform, designed to connect health care providers and consumers to a network of medical transport companies. On April 6, 2016, we completed the sale of our subsidiary Viva Entertainment Group, Inc. (“Viva Entertainment”) to Black River Petroleum Corp., a Nevada publicly-traded company (“Black River”), at a closing where, in exchange for all sale of all of the outstanding shares of Viva Entertainment, Black River issued to the Company its 10% promissory note in the principal amount of $100,000, due December 31, 2016.

Effective July 27, 2017, we changed our name to Integrated Ventures, Inc. to reflect our plan to expand our operations by the acquisition of additional operating companies.

In November 2017, we discontinued our prior operations and changed our business focus to acquiring, launching and operating companies in the cryptocurrency sector, mainly in digital currency mining, equipment manufacturing, and sales of branded mining rigs, as well as blockchain software development. In April 2018, the Company acquired the digital currency mining operations of digiMine LLC through two Asset Purchase Agreements.

Our Business

Revenues to date have been generated substantially from the now discontinued ambulance services. On November 22, 2017, we successfully launched our cryptocurrency operations, and revenues commenced from cryptocurrency mining operations and from sales of cryptocurrency mining equipment.

As of June 30, 2018, the Company owned and operated approximately 770 miners of cryptocurrencies, in two leased facilities, located in Pennsylvania and New Jersey. We have recently consolidated our operations in the New Jersey facility. On April 16, 2018, the Company entered into an Asset Purchase Agreement with digiMine LLC (“digiMine”) for the purchase of certain digiMine digital currency mining assets located in Marlboro, New Jersey, the principal assets consisting of: 150 cryptocurrency mining machines; and restricted cash of $175,000. The Company issued 16,666 shares of its Series B preferred stock to digiMine for these assets. On April 30, 2018, the Company entered into a second Asset Purchase Agreement with digiMine for the purchase of additional digital currency mining assets from digiMine at the same location, the principal assets consisting of: 97 cryptocurrency mining machines and restricted cash of $200,000. The Company issued 20,000 shares of its Series B preferred stock to digiMine in this transaction.

Cryptocurrency Mining

Digital tokens are built on a distributed ledger infrastructure often referred to as a “blockchain”. These tokens can provide various rights, and cryptocurrency is a type of digital token, designed a a medium of exchange. Other digital tokens provide rights to use assets or services, or in some cases represent ownership interests. Cryptocurrencies, for example Bitcoin, are digital software that run on a blockchain platform, which is a decentralized, immutable ledger of transactions, and essentially function as a digital form of money. Cryptocurrencies such as Bitcoin are not sponsored by any government or a single entity. A bitcoin is one type of an intangible digital asset that is issued by, and transmitted through, an open source, math-based protocol platform using cryptographic security (the “Bitcoin Network”). The Bitcoin Network, for example, is an online, peer-to-peer user network that hosts the public transaction ledger, known as the “Blockchain,” and the source code that comprises the basis for the cryptography and math-based protocols governing the Bitcoin Network. No single entity owns or operates the Bitcoin Network, the infrastructure of which is collectively maintained by a decentralized user base. Bitcoins can be used to pay for goods and services or can be converted to fiat currencies, such as the US Dollar, at rates determined on bitcoin exchanges or in individual end-user-to-end-user transactions under a barter system.

Bitcoins are “stored” or reflected on the digital transaction ledger known as the “blockchain,” which is a digital file stored in a decentralized manner on the computers of each Bitcoin Network or as applicable to other cryptocurrency users. A blockchain records the transaction history of all bitcoins in existence and, through the transparent reporting of transactions, allows the cryptocurrency network to verify the association of each bitcoin with the digital wallet that owns them. The network and software programs can interpret the blockchain to determine the exact balance, if any, of any digital wallet listed in the blockchain as having taken part in a transaction on the cryptocurrency network.

Mining is the process by which bitcoins, for example, are created resulting in new blocks being added to the blockchain and new bitcoins being issued to the miners. Miners engage in a set of prescribed complex mathematical calculations in order to add a block to the blockchain and thereby confirm cryptocurrency transactions included in that block’s data. Miners that are successful in adding a block to the blockchain are automatically awarded a fixed number of bitcoins for their effort. To begin mining, a user can download and run the network mining software, which turns the user’s computer into a node on the network that validates blocks.

All bitcoin transactions are recorded in blocks added to the blockchain. Each block contains the details of some or all of the most recent transactions that are not memorialized in prior blocks, a reference to the most recent prior block, and a record of the award of bitcoins to the miner who added the new block. Each unique block can only be solved and added to the blockchain by one miner; therefore, all individual miners and mining pools on the cryptocurrency network are engaged in a competitive process and are incentivized to increase their computing power to improve their likelihood of solving for new blocks.

The method for creating new bitcoins is mathematically controlled in a manner so that the supply of bitcoins grows at a limited rate pursuant to a pre-set schedule. Less than a year ago, Bitcoin was trading at about the same level as today, only to move to a price around $20,000 in December 2017. Mining economics have also been much more pressured by the Difficulty Rate – a computation used by miners to determine the amount of computing power required to mine bitcoin. The Difficulty Rate is directly influenced by the total size of the entire Bitcoin network. The Bitcoin network has grown six-fold in the past year, resulting in a six-fold increase in difficulty. Today, the network requires the computing power of 80 Bitmain S9 miners to mine one Bitcoin per month, where a year ago it required roughly 12. Meanwhile, demand from miners also drove up hardware and power prices, the largest costs of production. This deliberately controlled rate of bitcoin creation means that the number of bitcoins in existence will never exceed 21 million and that bitcoins cannot be devalued through excessive production unless the Bitcoin Network’s source code (and the underlying protocol for bitcoin issuance) is altered.

Mining pools have developed in which multiple miners act cohesively and combine their processing power to solve blocks. When a pool solves a new block, the participating mining pool members split the resulting reward based on the processing power they each contributed to solve for such block. The mining pool operator provides a service that coordinates the workers. Fees are paid to the mining pool operator to cover the costs of maintaining the pool. The pool uses software that coordinates the pool members’ hashing power, identifies new block rewards, records how much work all the participants are doing, and assigns block rewards in-proportion to the participants’ efforts. While we do not pay pool fees directly, pool fees (approximately 2% to 5%) are deducted from amounts we may otherwise earn. Participation in such pools is essential for our mining business.

Our Cryptocurrency Operations

In our digital currency mining operations, the following models of miners are owned and deployed by the Company: Antminer S9, Antminer L3, Antminer A3, Antminer E3, Antminer X3, Innosillicon A4, PandaMiner Pro and Bitworks.

We utilize and rely on cryptocurrency pools to mine cryptocurrencies and generate a mixed selection of digital cryptocurrencies, including BTC, LTC, ETH, and ETN. Cryptocurrency payouts are paid to us by the pool operator, and the digital currency produced is either stored in a wallet (Coinbase) or sold in open market. Payout proceeds are automatically deposited in our corporate bank accounts.

The Digital Currency Markets

The value of bitcoins is determined by the supply and demand of bitcoins in the bitcoin exchange market (and in private end-user-to-end-user transactions), as well as the number of merchants that accept them. However, merchant adoption is very low according to a Morgan Stanley note from the summer of 2018. As bitcoin transactions can be broadcast to the Bitcoin Network by any user’s bitcoin software and bitcoins can be transferred without the involvement of intermediaries or third parties, there are little or no transaction costs in direct peer-to-peer transactions on the Bitcoin Network. Third party service providers such as crypto currency exchanges and bitcoin third party payment processing services may charge significant fees for processing transactions and for converting, or facilitating the conversion of, bitcoins to or from fiat currency.

Under the peer-to-peer framework of the Bitcoin Network, transferors and recipients of bitcoins are able to determine the value of the bitcoins transferred by mutual agreement, the most common means of determining the value of a bitcoin being by surveying one or more bitcoin exchanges where bitcoins are publicly bought, sold and traded, i.e., the Bitcoin Exchange Market (“Bitcoin Exchange”).

On each Bitcoin Exchange, bitcoins are traded with publicly disclosed valuations for each transaction, measured by one or more fiat currencies. Bitcoin Exchanges report publicly on their site the valuation of each transaction and bid and ask prices for the purchase or sale of bitcoins. Market participants can choose the Bitcoin Exchange on which to buy or sell bitcoins. To date, the SEC has rejected the proposals for bitcoin ETF’s, citing that lack of enough transparency in the cryptocurrency markets to be sure that prices are not being manipulated. The Wall Street Journal has recently reported on how bots are manipulating the price s of bitcoin on the crypto exchanges. However, on November 8, 2018, the SEC announced in an order (the "Order") that it had settled charges against Zachary Coburn, the founder of the digital token exchange EtherDelta, marking the first time that the SEC has brought an enforcement action against an online digital token platform for operating as an unregistered national securities exchange.

Although the cryptocurrency markets have been historically volatile and have weathered several up and down cycles over the past few years, recently these markets have been in a selloff phase for the past several months, possibly reflecting doubts as to the applicability of digital currencies in commercial applications and other factors. In this selloff, prices of digital currencies other than Bitcoin have experienced deeper percentage declines than Bitcoin. On December 31, 2017, Bitcoin was trading in the range of $18,000, and as of November 30, 2018 had declined to a $4,000 trading range. Other cryptocurrencies have experienced more substantial declines. Our revenues are directly affected by the Bitcoin market price specifically, which is the market leader for prices of all cryptocurrencies. In recent weeks, regulatory crackdowns have also weighed on prices. The Securities and Exchange Commission recently announced its first civil penalties against cryptocurrency founders as part of a wide regulatory and legal crackdown on fraud and abuses in the industry. In addition, Bloomberg News recently reported that regulators are investigating whether bitcoin's rally to almost $20,000 last year was the result of market manipulation. The U.S. Justice Department is investigating whether tether, a controversial cryptocurrency that founders say is backed 1:1 by the U.S. dollar, was used by traders to prop up bitcoin, according to the report, which cited three unnamed sources familiar with the matter.

Competition

In cryptocurrency mining, companies, individuals and groups generate units of cryptocurrency through mining. Miners can range from individual enthusiasts to professional mining operations with dedicated data centers, with all of which we compete. Miners may organize themselves in mining pools, with which we would compete. The Company currently participates in mining pools and may decide to invest or initiate operations in mining pools. At present, the information concerning the activities of these enterprises is not readily available as the vast majority of the participants in this sector do not publish information publicly or the information may be unreliable.

Government Regulation

Government regulation of blockchain and cryptocurrency under review with a number of government agencies, the Securities and Exchange Commission, the Commodity Futures Trading Commission, the Federal Trade Commission and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, and in other countries. State government regulations also may apply to certain activities such as cryptocurrency exchanges (bitlicense, banking and money transmission regulations) and other activities. Other bodies which may have an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency business include the national securities exchanges and the Financial Industry Regulatory Authority. As the regulatory and legal environment evolves, the Company may in its mining activities become subject to new laws, and further regulation by the SEC and other agencies.

Blockchain and cryptocurrency regulations are in a nascent state with agencies investigating businesses and their practices, gathering information, and generally trying to understand the risks and uncertainties in order to protect investors in these businesses and in cryptocurrencies generally. Various bills have also been proposed in Congress for adoption related to our business which may be adopted and have an impact on us. The offer and sale of digital assets in initial coin offerings, which is not an activity we expect to pursue, has been a central focus of recent regulatory inquiries. On November 16, 2018 the SEC settled with two cryptocurrency startups, and reportedly has more than 100 investigations into cryptocurrency related ventures, according to a codirector of the SEC’s enforcement division (Wall Street Journal, November 17-18, 2018).

Financial

During the year ended June 30, 2018, the Company purchased in excess of $1,443,000 of mining rigs (utilizing cash and non-cash consideration) and the number of owned mining rigs reached 770 at June 30, 2018, 487 rigs used in mining operations with a net book value of $524,636 and 285 rigs included in inventory and held for sale with a book value of $114,851. This number is directly related to the availability of the electric power for the mining rigs, which is currently at maximum utilization capacity at both of our locations. For financial accounting purposes, we record our mining rigs at the lower of cost or estimated net realizable value. At June 30, 2018, we wrote down our mining rigs by $754,372 to estimated net realizable value.

For the year ended June 30, 2018, we have recognized revenues totaling $306,407 from cryptocurrency operations (consisting of both mining and equipment sales transactions) which commenced November 22, 2017. At June 30, 2018, we owned mined intangible assets (Bitcoin, Ethereum and Litecoin) with a book value of $11,227.

Additional Capital Requirements

To continue to operate, complete and successfully operate our digital currency mining facilities and to fund future operations, we may need to raise additional capital for expansion or other expenses of operations. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing mining operations, and potential new development and administrative support expenses. We anticipate that we will seek to fund our operations through our cryptocurrency mining operations, further liquidation of our marketable securities, public or private equity or debt financings or other sources, such as potential collaboration agreements. If additional financing is required, we cannot be certain that it will be available to us on favorable terms, or at all.

Employees and Employment Agreements

At present time, we have one employee, Steve Rubakh, our sole officer and director, who devotes 100% of his time to our operations. In addition, we rely on a group of subcontractors to build, install, manage, monitor and service our mining equipment. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees; however, we at times do reimburse Mr. Rubakh for certain health insurance and medical costs.

Property

Our corporate offices are located at 73 Buck Road, Suite 2, Huntingdon Valley, Pennsylvania 19006. Our telephone number is (215) 613-1111. Our lease provides for a monthly rental of $850 and is currently on a month-by-month basis. The lease will continue month-to-month after the expiration. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs. This facility is also used by mining operations.

Effective April 1, 2018, we assumed a two-year lease for property located at 190 Boundary Rd, Marlboro, New Jersey 07746. This 5,885 square foot property is primarily used for mining operations. The current monthly rent is $6,960, with a 5% increase in year two of the lease.

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

ITEM 1A. RISK FACTORS.

Risks Relating to Our Business

AN INVESTMENT IN THE COMPANY MUST BE CONSIDERED SPECULATIVE.

Our operations are dependent on the continued viable market performance of cryptocurrencies that we market, and in particular, the market value of Bitcoin. The decision to pursue blockchain and digital currency businesses exposes the Company to risks associated with a new and untested strategic direction. Under the current accounting rules, cryptocurrency is not cash, currency or a financial asset, but an indefinite-lived intangible asset; declines in the market price of cryptocurrencies would be included in earnings, whereas increases in value beyond the original cost or recoveries of previous declines in value would not be captured. The prices of digital currencies have varied wildly in recent periods and reflects "bubble" type volatility, meaning that high prices may have little or no merit, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation and media reporting.

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

WE ARE INCREASINGLY DEPENDENT ON INFORMATION TECHNOLOGY SYSTEMS AND INFRASTRUCTURE (CYBER SECURITY).

Our operations are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. It is critical that our systems provide a continued and uninterrupted performance for our business to generate revenues. There can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents that could have a material adverse effect upon our business, operations or financial condition of the Company.

WE DEPEND HEAVILY ON OUR CHIEF EXECUTIVE OFFICER, AND HIS DEPARTURE COULD HARM OUR BUSINESS.

The expertise and efforts of Steve Rubakh, our Chief Executive Officer, are critical to the success of our business. The loss of Mr. Rubakh’s services could significantly undermine our management expertise and our ability to operate our Company.

Risks Relating Generally to Our Operations and Technology

WE ARE RELIANT ON POOLS OF USERS OR MINERS THAT ARE THE SOLE OUTLET FOR SALES OF CRYPTOCURRENCIES THAT WE MINE.

We do not have the ability to sell our cryptocurrency production directly on the exchanges or markets that are currently where cryptocurrencies are purchased and traded. Pools are operated to pool the production on a daily of companies mining cryptocurrencies, and these pools are our sole means of selling our production of cryptocurrencies. Absent access to such pools, we would be forced to seek a different method of access to the cryptocurrency markets. There is no assurance that we could arrange any alternate access to dispose of our mining production.

WE MAY NOT BE ABLE TO RESPOND QUICKLY ENOUGH TO CHANGES IN TECHNOLOGY AND TECHNOLOGICAL RISKS, AND TO DEVELOP OUR INTELLECTUAL PROPERTY INTO COMMERCIALLY VIABLE PRODUCTS.

Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our planned products obsolete or less attractive. Our mining equipment may become obsolete, and our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to remain competitive. We cannot provide assurance that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products will not become obsolete.

THE SEC IS CONTINUING ITS PROBES INTO PUBLIC COMPANIES THAT APPEAR TO INCORPORATE AND SEEK TO CAPITALIZE ON THE BLOCKCHAIN TECHNOLOGY, AND MAY INCREASE THOSE EFFORTS WITH NOVEL REGULATORY REGIMES AND DETERMINE TO ISSUE ADDITIONAL REGULATIONS APPLICABLE TO THE CONDUCT OF OUR BUSINESS OR BROADENING DISCLOSURES IN OUR FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934.

As the SEC stated previously, it is continuing to scrutinize and commence enforcement actions against companies, advisors and investors involved in the offering of cryptocurrencies and related activities. At least one Federal Court has held that cryptocurrencies are “securities” for certain purposes under the Federal Securities Laws.

According to a recent report published by Lex Machina, securities litigation in general and those that are related to blockchain, cryptocurrency or bitcoin specifically, showed a marked increase during the first two quarters of 2018 as compared to 2017. The total number of securities cases that referenced "blockchain," "cryptocurrency" or "bitcoin" in the pleadings tripled in the first half of 2018 alone compared to 2017. On the same day, the SEC announced its first charge against unregistered broker-dealers for selling digital tokens after the SEC issued The DAO Report in 2017. The SEC charged TokenLot LLC (TokenLot), a self-described "ICO Superstore", and its owners, Lenny Kugel and Eli L. Lewitt, with failing to register as broker-dealers. On November 16, 2018 the SEC settled with two cryptocurrency startups, and reportedly has more than 100 investigations into cryptocurrency related ventures, according to a codirector of the SEC’s enforcement. As the regulatory and legal environment evolves, the Company may in its mining activities become subject to new laws, and further regulation by the SEC and other federal and state agencies.

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

WE ARE INCURRING HIGH COSTS AS A RESULT OF BEING A PUBLICLY-TRADED COMPANY. AS A PUBLIC COMPANY, WE INCUR SIGNIFICANT LEGAL, ACCOUNTING AND OTHER EXPENSES THAT WE DID NOT INCUR AS A PRIVATE COMPANY.

We also have paid compensation through the issuance of shares of our common stock and warrants, the valuation of which has resulted in significant stock-based compensation. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies and will require us to comply with these rules. These new rules and regulations have will increase our legal and financial compliance costs and have made some activities more time-consuming and costlier. In addition, these new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do. As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

OUR SHARE PRICE IS VOLATILE AND MAY BE INFLUENCED BY NUMEROUS FACTORS THAT ARE BEYOND OUR CONTROL.

Market prices for shares of mobile technology companies such as ours are often volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	fluctuations in digital currency and stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	discussion of us or our stock price by the press and by online investor communities; and

•	other risks and uncertainties described in these risk factors.

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

ITEM 2. PROPERTIES.

Our business offices are located at 73 Buck Road, Suite 2, Huntingdon Valley, Pennsylvania 19006. Our telephone number is (215) 613-1111. Our lease, including space added for digital currency mining operations, provides for a monthly rental of $850 and is on a month-to-month basis.

In connection with the digiMine acquisition, we assumed the obligation for a lease of facilities for digital currency mining operations at 190 Boundary Road, Marlboro, New Jersey 07746. The lease provides for a monthly rental of $6,986 per month through March 3, 2019, with an automatic renewal for one year with a 5% increase in the monthly rental.

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

On May 4, 2018, the Company and LG Capital Funding, LLC ("LG") entered into a Forbearance Agreement related to a September 29, 2016 judgment for amounts due on a $125,000 promissory note payable to LG. The Company agreed to immediately pay LG $135,427 and to pay LG an additional $29,257 on July 1, 2018, which amounts have been paid.

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

Period	High	Low
Fiscal Year Ended June 30, 2016
Quarter ended September 30, 2015	$1.38	$1.09
Quarter ended December 31, 2015	$1.50	$0.42
Quarter ended March 31, 2016	$0.57	$0.33
Quarter ended June 30, 2016	$0.39	$0.03

Fiscal Year Ended June 30, 2017
Quarter Ended September 30, 2016	$0.197	$0.0142
Quarter Ended December 31, 2016	$0.03	$0.0078
Quarter Ended March 31, 2017	$0.029	$0.0022
Quarter Ended June 30, 2017	$0.013	$0.0008

Fiscal year Ended June 30, 2018
Quarter Ended September 30, 2017	$0.18	$0.05
Quarter Ended December 31, 2017	$5.91	$0.12
Quarter Ended March 31, 2018	$2.42	$0.95
Quarter Ended June 30, 2018	$1.62	$0.79

Fiscal Year Ended June 30, 2019
Quarter Ended September 30, 2018	$1.02	$0.261
Quarter Ended December 31, 2018 (through December 18, 2018)	$0.50	$0.11

The table reflects the 1-for-50 reverse stock split of the Company’s common stock effective September 21, 2018.

Holders

As of December 18, 2018, there were 17 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name.

Dividend Distributions

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Recent Sales of Unregistered Securities

The table below sets forth information as to sales by the Company of unregistered securities not previously reported in the Company’s periodic filings for its fiscal year ended June 30, 2018.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

August 1, 2017	30,000 shares of Series B Preferred Stock issued as compensation to Chief Executive Officer.	Steve Rubakh	NA	$0.30 per share

November 1, 2017	40,000 shares of Series B Preferred Stock issued as compensation to Chief Executive Officer.	Steve Rubakh	NA	$10.00 per share

October 25, 2017	Issuance of 2,150 shares of Series B Preferred Stock to consultant for cash.	Consultant	NA	$10.00 per share /NA

October 25, 2017	Issuance of 2,150 shares of Series B Preferred Stock to Consultant for cash.	Consultant	NA	$10.00 per share/NA

October 25, 2017	Issuance of 8,200 shares of Series B Preferred Stock to consultant for cash.	Consultant	NA	$10.00 per share/NA

April 12, 2018	40,000 shares of Series B Preferred Stock issued as compensation to Chief Executive Officer.	Steve Rubakh	NA	$10.00 per share

April 16, 2018	Issuance of 16,666 shares of Series B Preferred Stock in the acquisition of digiMine.	digiMine LLC	NA	$25.48/NA

April 30, 2018	Issuance of 20,000 shares of Series B Preferred stock in the acquisition of digiMine.	digiMine LLC	NA	$36.96/NA

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

Financial

On November 22, 2017, we successfully launched our cryptocurrency operations. From that date through June 30, 2018, we had total revenues of $306,407, consisting of: (1) revenues from mining operations of $198,247 received primarily in digital currencies and (2) equipment retail sales of $108,160.

In transactions on April 16 and April 30, 2018, the Company purchased 150 and 97 Bitmain mining machines, respectively, together with associated assets, and restricted cash of $175,000 and $200,000 pursuant to two Asset Purchase Agreements with digiMine LLC (“digiMine.”) As of April 16, 2018, we assumed the lease obligation on one of the premises on which the business of digiMine operated in Marlboro, New Jersey.

We have consolidated our digital currency mining operations in two locations, Huntingdon Valley, Pennsylvania and Marlboro, New Jersey. In connection with this consolidation, we closed our operations in two locations in Philadelphia, Pennsylvania.

In January 2018, two lenders completed the conversions of convertible promissory notes. In addition, on May 4, 2018, the Company and LG Capital Funding, LLC ("LG") entered into a Forbearance Agreement related to a September 29, 2016 judgment for amounts due on a $125,000 promissory note payable to LG. The Company agreed to immediately pay LG $135,427 and to pay LG an additional $29,257 on July 1, 2018, which amounts have been paid. As a result, as of June 30, 2018, all notes payable, including convertible debt and related derivative liabilities, have been eliminated.

On January 19, 2018 the Company closed an equity financing through a Securities Purchase Agreement with St. George Investments LLC for the purchase from the Company, for an aggregate purchase price of $750,000 of: (a) 462,900 shares of restricted Common Stock of the Company; and (b) a three-year common stock purchase warrant to purchase 347,175 shares of common stock of the Company at an exercise price of $2.16 per share. Net proceeds to the Company from the equity financing were $720,000. The Company estimated the fair value of the warrant, using the Black-Scholes option pricing model, at $607,556. The net proceeds received of $720,000 were allocated $411,429 to the shares purchased and $308,571 to the warrants issued based on estimated relative fair values. No derivative liability was recorded for the warrant as the Company’s equity environment was not considered tainted on the warrant issuance date.

Collaborative Agreements

We have signed a software development agreement with ITBS LLC, a New York-based IT group, to create a new lending platform, LoanFunder, designed to connect private businesses and publicly traded companies with pre-qualified institutional lenders to originate loans, issue convertible debt notes and to manage the entire lifecycle of a lending contract, consisting of initiating, qualifying, underwriting, funding, tracking and retiring financial instruments. LoanFunder would be the world's first financial platform designed to integrate with decentralized and encrypted lending ledger, which offers a secure, efficient, verifiable and permanent way of storing lending information. Such protocols are the backbone of numerous digital currencies that are being mined by us, including Bitcoin, Ethereum and Litecoin.

We have signed an Authorized Reseller Agreement with Shenzhen Halley Cloud Technology Company, the exclusive manufacturer of PandaMiners. PandaMiner is a GPU integrated altcoin mining device which supports multiple hashing algorithms like ETH and other cryptocurrencies. It is assembled using a high configuration graphics card, customized and highly compatible case and other optimized accessories for the highest mining efficiency. As part of this Agreement, the Company agreed to purchase 50 PandaMiner B3 Pro mining rigs with total purchase price of $213,500, which purchase commitment has been completed.

The Digital Asset Market

The Company is focusing on the mining of digital assets, as well as blockchain applications (“blockchain”) and related technologies. A blockchain is a shared immutable ledger for recording the history of transactions of digital assets—a business blockchain provides a permissioned network with known identities. A Bitcoin is the most recognized type of a digital asset that is issued by, and transmitted through, an open source, math-based protocol platform using cryptographic security that is known as the “Bitcoin Network.” The Bitcoin Network is an online, peer-to-peer user network that hosts the public transaction ledger, known as the blockchain, and the source code that comprises the basis for the cryptography and math-based protocols governing the Bitcoin Network.

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

FINANCIAL OPERATIONS REVIEW

As discussed above, in November 2017 revenues commenced from our cryptocurrency mining operations and from sales of cryptocurrency mining equipment. Prior to that date, revenues were generated substantially from the now discontinued Ambulance services, which we have discontinued to focus on new revenue sources.

We are incurring increased costs as a result of being a publicly-traded company. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We also have paid compensation through the issuance of shares of our common stock and warrants, the valuation of which has resulted in significant stock-based compensation. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies and will require us to comply with these rules. These new rules and regulations have will increase our legal and financial compliance costs and have made some activities more time-consuming and costlier. In addition, these new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do. As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

To operate our digital currency mining facilities and to fund future operations, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through further liquidation of our marketable securities, public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all.

RESTATEMENT OF FINANCIAL STATEMENTS FOR THE YEAR ENDED JUNE 30, 2017

The Company has restated its financial statements for the year ended June 30, 2017 to correct reporting of derivative liabilities associated with its convertible notes payable and warrants, stock-based compensation, gain on sale of investments and other miscellaneous corrections. See Note 13 to the accompanying financial statements. Numbers used in the following financial analysis and discussion for the year ended June 30, 2017 are taken from the restated financial statements.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2018 COMPARED TO THE YEAR ENDED JUNE 30, 2017

Revenues

In November 2017 we commenced operations in our first cryptocurrency mining location. Our cryptocurrency mining revenues were $198,247 for the year ended June 30, 2018.

We also had revenues from the sale of cryptocurrency mining units that we purchased or assembled for resale of $108,160 for the year ended June 30, 2018.

We did not have any operating revenues for the year ended June 30, 2017.

Cost of Revenues

Cost of revenues was $237,793 for the year ended June 30, 2018. Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation, rent, operating supplies, utilities and monitoring services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing or assembling the cryptocurrency mining units sold.

We did not have any cost of revenues for the year ended June 30, 2017.

Operating Expenses

General and administrative expenses increased $303,783 to $1,296,155 for the year ended June 30, 2018 from $992,372 for the year ended June 30, 2017. The increase in the current fiscal year was due to increases in payroll, stock-based compensation, loss on closing operating facilities and expenses supporting our cryptocurrency mining operations.

We engaged a valuation firm to determine the value of the shares of our Series B preferred stock issued in the April 2018 transactions with digiMine, and to allocate that purchase price to the assets acquired. The excess of the cost over the fair value of net assets acquired was recorded as goodwill of $4,153,510. At June 30, 2018, the Company reviewed the goodwill recorded in the digiMine acquisition and determined that a full impairment expense of $4,153,510 was required. Our equipment inventories held for sale and equipment used in our cryptocurrency mining operations are stated at the lower of cost or estimated realizable value. As of June 30, 2018, this equipment was written down to estimated net realizable value by a total of $754,374, equipment inventories by $534,001 and equipment used in operations by $220,373. As a result, total impairment expense was $4,907,884 for the year ended June 30, 2018. We had no impairment expense for the year ended June 30, 2017.

We incurred no research and development expenses for the year ended June 30, 2018. Research and development expense was $21,636 for the year ended June 30, 2017 and related to our mobile technology operations.

Other Income (Expense)

Our other income (expense) was comprised of the following for the years ended June 30:

	2018	2017

Interest and other income	$1,405	$2,408
Interest expense	(153,706)	(678,595)
Realized gain on sale of investments	239,567	30,664
Unrealized gain (loss) on investments	(2,709)	240,800
Gain (loss) on extinguishment of debt	7,934	(164,027)
Loss on settlement of warrants	(25,000)	-
Change in fair value of derivative liabilities	490,484	(177,319)
Loss on disposition of property and equipment	-	(4,870)

Total other income (expense)	$557,975	$(750,939)

Interest and other income are not currently material to our operations.

The decrease in our interest expense, which includes the amortization of debt discount and original issue discount, resulted from the extinguishment of our note payable and convertible notes payable during the current fiscal year.

During the year ended June 30, 2018, we reported total net realized gains on sale of investments of $239,567, $284,577 from sales of common shares of Viva Entertainment, partially offset by a loss from sales of digital currencies of $45,010. By comparison, during the year ended June 30, 2017, we reported a realized gain on sale of investments of $30,664 from sales of common shares of Viva Entertainment.

In recording the $11,227 book value of digital currencies as of June 30, 2018, the Company recorded a loss of $2,821. As of June 30, 2017, the Company held a total of 86,000,000 common shares of Viva Entertainment, recorded at market value of $253,998. In recording the market value of the Viva Entertainment common shares as of June 30, 2017, the Company recorded an unrealized gain on investments of $240,800.

The loss on disposition of property and equipment in the prior fiscal year resulted from the write off of the remaining assets of our medical transport business.

We incurred a gain on extinguishment of debt in the current fiscal year compared to a loss on extinguishment of debt in the prior fiscal year due to the overall decrease in our indebtedness.

In December 2017, the Company and Global Opportunity Group LLC (“Global”), a lender, entered into an Exchange Agreement pursuant to which warrants held by Global to purchase a total of 11,115 shares of the Company’s common stock were cancelled in exchange for a convertible promissory note payable to Global in the principal amount of $25,000, which amount was recorded as a loss on settlement of warrants in the year ended June 30, 2018. There was no gain or loss on settlement of warrants in the year ended June 30, 2017.

We estimate the fair value of the derivatives associated with our convertible notes payable, warrants, and put back rights associated with certain Series B preferred stock using the Black-Scholes pricing model and multinomial lattice models that value the derivative liabilities based on a probability weighted discounted cash flow model using future projections of the various potential outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Net Loss

As a result, largely due to recording impairment of assets, our net loss for the year ended June 30, 2018 was $5,577,450 compared to a net loss of $1,764,947 for the year ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2018, we had total current assets of $170,517, including cash and restricted cash of $41,070, and total current liabilities of $2,964,340, resulting in a working capital deficit of $2,793,823. Included in current liabilities as of June 30, 2018 are derivative liabilities of $2,886,965, which we do not anticipate will require the payment of cash to settle. Exclusive of the derivative liabilities, we have substantially improved our financial condition as of June 30, 2018 as a result of the repayment of a note payable, the conversion of all convertible debt into shares of our common stock and the elimination of related derivative liabilities. With the extinguishment of these obligations, the Company will no longer have any debt requiring the payment of cash other than trade accounts payable and payroll obligations incurred in the normal course of business. In addition, we had a total stockholders’ deficit of $2,134,818 as of June 30, 2018.

We completed an equity financing in January 2018 that netted proceeds to us of $720,000 and completed two asset purchase agreements in April 2018, pursuant to which we received restricted cash totaling $375,000. As discussed above, we have converted two notes receivable from Viva Entertainment into shares of Viva Entertainment common stock and have sold the shares into the market to raise capital for our operations. During the year ended June 30, 2018, we received net proceeds from the sale of investments of $714,847, which we have used to fund our operations and to purchase property and equipment for our cryptocurrency mining operations. During the year ended June 30, 2018, we also received proceeds of $160,000 from subscriptions to purchase shares of our Series B Preferred Stock.

Sources and Uses of Cash

We used net cash in operations of $1,147,502 in the year ended June 30, 2018 as a result of our net loss of $5,577,450, non-cash gains totaling $737,985, increases in digital currencies of $198,286, prepaid expenses and other current assets of $1,500, inventories of $648,853, equipment deposits of $3,896, accrued interest receivable – related party of $98 and deposits of $13,973, and a decrease in due to related party of $1,711, partially offset by non-cash expenses totaling $6,003,828, and increases in accounts payable of $17,815 and accrued expenses of $14,607.

By comparison, we used net cash in operating activities of $265,683 in the year ended June 30, 2017 as a result of our net loss of $1,764,947, non-cash gains totaling $271,464, increases in prepaid expenses and other current assets of $6,934 and accrued interest receivable – related party of $909, partially offset by non-cash expenses totaling $1,711,384, and increases in accounts payable of $18,353, accrued expenses of $25,842 and due to related party of $22,992.

During the year ended June 30, 2018, we had net cash provided by investing activities of $417,881, comprised of restricted cash acquired in acquisition of $375,000 and net proceeds from the sale of investments of $714,847, partially offset by purchase of investments of $9,651, increase in notes receivable of $49,880 and purchase of property and equipment of $612,435.

During the year ended June 30, 2017, net cash provided by investing activities was $52,800, comprised of proceeds from the sale of marketable securities.

During the year ended June 30, 2018, we had net cash provided by financing activities of $755,000, comprised of proceeds from sale of common stock of $720,000, proceeds from the sale of preferred stock of $125,000 and proceeds from stock subscriptions payable of $35,000, partially offset by repayment of note payable of $125,000.

During the year ended June 30, 2017, we had net cash provided by financing activities of $226,600, comprised of proceeds from convertible notes payable.

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

Going Concern

The Company has reported recurring net losses since its inception and used net cash in operating activities of $1,147,502 in the year ended June 30, 2018. As of June 30, 2018, the Company had an accumulated deficit of $11,469,936 a total stockholders’ deficit of $2,134,818. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our financial statements. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

Digital Currencies

Digital currencies consist of Bitcoin, Litecoin and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains on the sale of digital currencies are included in other income (expense) in the statements of operations.

Property and Equipment

Property and equipment, consisting primarily of computer and other cryptocurrency mining equipment (transaction verification servers) and leasehold improvements, is stated at the lower of cost or estimated realizable value and is depreciated when placed into service using the straight-line method over estimated useful lives. The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has assessed the basis of depreciation of these assets and believes they should be depreciated over a three-year period due to technological obsolescence reflecting rapid development of hardware that has faster processing capacity and other factors. Additionally, as of June 30, 2018, the Company wrote down cryptocurrency mining equipment by $220,373 to estimated net realizable value. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

Management has determined that the three-year diminishing value best reflects the current expected useful life of transaction verification servers. This assessment takes into consideration the availability of historical data and management’s expectations regarding the direction of the industry including potential changes in technology. Management will review this estimate annually and will revise such estimates as and when data becomes available.

To the extent that any of the assumptions underlying management’s estimate of useful life of its transaction verification servers are subject to revision in a future reporting period, either as a result of changes in circumstances or through the availability of greater quantities of data, then the estimated useful life could change and have a prospective impact on depreciation expense and the carrying amounts of these assets.

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

Where the number of warrants or common shares to be issued under these agreements is indeterminate, the Company has concluded that the equity environment is tainted, and all additional warrants and convertible debt are included in the value of the derivatives.

We estimate the fair value of the derivatives associated with our convertible notes payable, warrants and put-back rights associated with two asset purchase agreements using, as applicable, either the Black-Scholes pricing model or multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. As of June 30, 2018, the Company had no convertible notes or warrants outstanding and no related derivative liabilities.

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. Total impairment expense, consisting of write downs for equipment inventories, cryptocurrency mining equipment and goodwill, totaled $4,907,884 for the year ended June 30, 2018.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2018 and 2017, the amounts reported for cash, prepaid expenses and other current assets, purchase deposits, accounts payable, accrued expenses, note payable and due to related party approximate fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our marketable securities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2018:

Marketable securities	$1,700	$1,700	-	-

Total assets measured at fair value	$1,700	$1,700	$-	$-

June 30, 2017:
Marketable securities	$253,998	$253,998	$-	$-

Total assets measured at fair value	$253,998	$253,998	$-	$-

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2018:
Derivative liabilities	$2,886,965	$-	$-	$2,886,965

Total liabilities measured at fair value	$2,886,965	$-	$-	$2,886,965

June 30, 2017:
Derivative liabilities	$85,191	$-	$-	$85,191

Total liabilities measured at fair value	$85,191	$-	$-	$85,191

Stock-Based Compensation

The Company accounts for all equity-based payments in accordance with ASC Topic 718, Compensation – Stock Compensation. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock awards, stock options, warrants and other equity-based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The fair value of a stock award is recorded at the fair market value of a share of the Company’s stock on the grant date. The Company estimates the fair value of stock options and warrants at the grant date by using an appropriate fair value model such as the Black-Scholes option pricing model or multinomial lattice models.

The Company accounts for non-employee share-based awards based upon ASC 505-50, Equity-Based Payments to Non-Employees. ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete. Generally, our awards do not entail performance commitments. When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete.

Revenue Recognition

Our revenues currently consist of cryptocurrency mining revenues and revenues from the sale of cryptocurrency mining equipment, recognized in accordance with ASC 605, Revenue Recognition. Revenue is recognized when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered. Amounts collected from customers prior to shipment of products are recorded as deferred revenue.

The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of crypto-currencies, such as Bitcoin, Litecoin and Ethereum. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives digital currencies, which are recorded as revenue using the closing U.S. dollar price of the related cryptocurrency on the date of receipt. Expenses associated with running the cryptocurrency mining operations, such as equipment depreciation, rent, operating supplies, rent, utilities and monitoring services are recorded as cost of revenues.

There is currently no specific definitive guidance in GAAP or alternative accounting frameworks for the accounting for the production and mining of digital currencies and management has exercised significant judgment in determining appropriate accounting treatment for the recognition of revenue for mining of digital currencies. Management has examined various factors surrounding the substance of the Company’s operations and the guidance in ASC 605, Revenue Recognition, including when title and risk of loss have transferred, and collectability is reasonably assured being the completion and addition of a block to a blockchain and the award of a unit of digital currency to the Company. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies which could result in a change in the Company’s financial statements.

Off Balance Sheet Arrangements

The lease for our Pennsylvania location is on a month-to-month basis at $850 per month.

The lease for our New Jersey location, which was assumed in the digiMine Acquisition, was effective April 1, 2018 for a period of one year at a monthly rental of $6,986, with an automatic one-year renewal period with a 5% increase in the monthly rent.

Future lease payments under non-cancelable operating leases as of June 30, 2018 are as follows:

Year ending June 30:
2019	$84,883
2020	66,020

Total	$150,903

We currently have no other material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Disclosure under Item 7A is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

INTEGRATED VENTURES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Integrated Ventures, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Integrated Ventures, Inc. (the Company) as of June 30, 2018 and 2017 as restated, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017 as restated, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2017 Financial Statements

As discussed in Note 13 of the footnotes to the June 30, 2018 and 2017 financial statements, the accompanying 2017 financial statements have been restated to correct a misstatement.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, TX

December 27, 2018

Integrated Ventures, Inc.
Balance Sheets

	June 30, 2018	June 30, 2017
		(Restated)
ASSETS
Current assets:
Cash	$749	$15,691
Restricted cash	40,321	-
Prepaid expenses and other current assets	9,000	7,500
Inventories	114,851	-
Equipment deposits	3,896	-
Marketable securities	1,700	253,998
Note receivable – related party	-	16,872
Accrued interest receivable – related party	-	1,519
Total current assets	170,517	295,580

Non-current assets:
Property and equipment, net	633,105	-
Digital currencies	11,227	-
Deposits	14,673	700
Total assets	$829,522	$296,280

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$26,973	$27,417
Accrued expenses	29,428	41,679
Due to related party	20,974	22,685
Derivative liabilities	2,886,965	85,191
Convertible notes payable, net of discounts	-	44,324
Accrued judgment	-	125,000
Total current liabilities	2,964,340	346,296

Total liabilities	2,964,340	346,296

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized,
500,000 shares issued and outstanding as of June 30, 2018 and 2017)	500	500
Series B preferred stock, $0.001 par value, (500,000 shares authorized,
309,166 and 150,000 shares issued and outstanding as of June 30, 2018 and 2017, respectively)	309	150
Common stock, $0.001 par value, (2,000,000,000 shares authorized,
8,964,103 and 5,212,563 shares issued and outstanding as of June 30, 2018 and 2017, respectively)	8,965	5,213
Additional paid-in capital	9,290,344	5,836,607
Stock subscriptions payable	35,000	-
Accumulated deficit	(11,469,936)	(5,892,486)
Total stockholders’ deficit	(2,134,818)	(50,016)
Total liabilities and stockholders’ deficit	$829,522	$296,280

See notes to financial statements

Integrated Ventures, Inc.
Statements of Operations

	Years Ended June 30,
	2018	2017
		(Restated)
Revenues:
Cryptocurrency mining	$198,247	$-
Sales of cryptocurrency mining equipment	108,160	-
Total revenues	306,407	-

Cost of revenues	237,793	-

Gross margin	68,614	-

Operating expenses:
General and administrative	1,296,155	992,372
Impairment of assets	4,907,884	-
Research and development	-	21,636

Total operating expenses	6,204,039	1,014,008

Loss from operations	(6,135,425)	(1,014,008)

Other income (expense):
Interest and other income	1,405	2,408
Interest expense	(153,706)	(678,595)
Realized gain on sale of investments	239,567	30,664
Unrealized gain (loss) on investments	(2,709)	240,800
Gain (loss) on extinguishment of debt	7,934	(164,027)
Loss on settlement of warrants	(25,000)	-
Change in fair value of derivative liabilities	490,484	(177,319)
Loss on disposition of property and equipment	-	(4,870)

Total other income (expense)	557,975	(750,939)

Loss before income taxes	(5,577,450)	(1,764,947)

Provision for income taxes	-	-

Net loss	$(5,577,450)	$(1,764,947)

Net loss per common share, basic and diluted	$(0.67)	$(1.13)

Weighted average number of common shares outstanding, basic and diluted	8,306,580	1,564,137

See notes to financial statements

Integrated Ventures, Inc.
Statements of Stockholders’ Deficit
For the Years Ended June 30, 2018 and 2017 (Restated)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, June 30, 2016 (Restated)	500,000	$500	-	$-	654,226	$654	$3,676,540	$-	$(4,127,539)	$(449,845)

Issuance of preferred stock to officer for compensation	-	-	150,000	150	-	-	725,250	-	-	725,400
Issuance of common shares for conversion of debt	-	-	-	-	4,118,242	4,119	805,701	-	-	809,820
Issuance of common shares to officer for accrued compensation	-	-	-	-	255,727	256	74,703	-	-	74,959
Issuance of common shares to officer for accounts payable	-	-	-	-	132,368	132	19,723	-	-	19,855
Issuance of common shares for loan penalties	-	-	-	-	52,000	52	12,948	-	-	13,000
Settlement of related party note receivable and accrued interest	-	-	-	-	-	-	106,000	-	-	106,000
Settlement of derivative liabilities	-	-	-	-	-	-	415,742	-	-	415,742
Net loss	-	-	-	-	-	-	-	-	(1,764,947)	(1,764,947)

Balance, June 30, 2017 (Restated)	500,000	500	150,000	150	5,212,563	5,213	5,836,607	-	(5,892,486)	(50,016)
								-
Reverse stock split rounding	-	-	-	-	115	-	-	-	-	-
Issuance of preferred stock to officer for compensation	-	-	110,000	110	-	-	808,890	-	-	809,000
Issuance of preferred stock for cash	-	-	12,500	12	-	-	124,988	-	-	125,000
Issuance of preferred stock for acquisition	-	-	36,666	37	-	-	1,163,769	-	-	1,163,806
Preferred stock subscription payable for cash	-	-	-	-	-	-	-	35,000	-	35,000
Issuance of common shares for conversion of debt	-	-	-	-	2,752,883	2,753	190,409	-	-	193,162
Issuance of common shares for cash	-	-	-	-	462,900	464	719,536	-	-	720,000
Issuance of common shares to officer for accrued compensation	-	-	-	-	347,222	347	15,278	-	-	15,625
Issuance of common shares in cashless exercise of warrants	-	-	-	-	188,420	188	(188)	-	-	-
Settlement of derivative liabilities	-	-	-	-	-	-	431,055	-	-	431,055
Net loss	-	-	-	-	-	-	-	-	(5,577,450)	(5,577,450)

Balance, June 30, 2018	500,000	$500	309,166	$309	8,964,103	$8,965	$9,290,344	$35,000	$(11,469,936)	$(2,134,818)

See notes to financial statements

Integrated Ventures, Inc.
Statements of Cash Flows

	Years Ended June 30,
	2018	2017
		(Restated)
Cash flows from operating activities:
Net loss	$(5,577,450)	$(1,764,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,875	-
Stock-based compensation – related party	809,000	725,400
Impairment of assets	4,907,884	-
Amortization of debt discount	115,722	477,267
Amortization of original issue discount	1,347	28,401
Financing fees related to notes payable	32,859	134,100
Realized gain on sale of investments	(239,567)	(30,664)
Unrealized (gain) loss on investments	2,709	(240,800)
Loss on disposition of property and equipment	49,432	4,870
(Gain) loss on extinguishment of debt	(7,934)	164,027
Loss on settlement of warrants	25,000	-
Change in fair value of derivative liabilities	(490,484)	177,319
Changes in assets and liabilities:
Digital currencies	(198,286)	-
Prepaid expenses and other current assets	(1,500)	(6,934)
Inventories	(648,853)	-
Equipment deposits	(3,896)	-
Accrued interest receivable – related party	(98)	(909)
Deposits	(13,973)	-
Accounts payable	17,815	18,353
Accrued expenses	14,607	25,842
Due to related party	(1,711)	22,992
Net cash used in operating activities	(1,147,502)	(265,683)

Cash flows from investing activities:
Restricted cash from acquisition	375,000	-
Net proceeds from the sale of investments	714,847	52,800
Purchase of investments	(9,651)	-
Increase in notes receivable – related party	(49,880)	-
Purchase of property and equipment	(612,435)	-
Net cash provided by investing activities	417,881	52,800

Cash flows from financing activities:
Proceeds from convertible notes payable	-	226,600
Proceeds from sale of common stock	720,000	-
Proceeds from sale of preferred stock	125,000	-
Proceeds from stock subscriptions payable	35,000	-
Repayment of note payable	(125,000)	-
Net cash provided by financing activities	755,000	226,600

Net increase in cash and restricted cash	25,379	13,717
Cash and restricted cash, beginning of year	15,691	1,974
Cash and restricted cash, end of year	$41,070	$15,691

See notes to financial statements

Integrated Ventures, Inc.
Statements of Cash Flows (continued)
	Years Ended June 30,
	2018	2017
		(Restated)
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,494	$-
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Note receivable and accrued interest receivable – related party for marketable securities	$66,850	$35,334
Common shares issued for convertible notes payable	193,161	657,768
Common shares issued for due to related party	15,625	37,459
Common shares issued for cashless exercise of warrants	188	-
Debt discount for derivative liability	72,617	472,334
Accrued interest added to convertible notes payable	1,116	462
Marketable securities exchanged for convertible note payable	37,074	-
Marketable securities exchanged for accrued expenses	1,370	-
Settlement of derivative liabilities	431,055	415,742
Common shares issued for accounts payable – related party	-	19,855
Increase in note receivable and due to related party	-	8,985
Settlement of related party note receivable and accrued interest receivable – related party	-	106,000
Settlement of convertible notes payable with note receivable and accrued interest receivable – related party	-	61,985

See notes to financial statements

Integrated Ventures, Inc.

Notes to Financial Statements

Years Ended June 30, 2018 and 2017 (Restated)

1. ORGANIZATION

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

The Company has discontinued its prior operations and changed its business focus from its prior technologies relating to the EMS Find platform to acquiring, launching and operating companies in the cryptocurrency sector, mainly in digital currency mining, equipment manufacturing, and sales of branded mining rigs, as well as blockchain software development.

The Company is developing and acquiring a diverse portfolio of digital currency assets and block chain technologies, and now operates cryptocurrency mining operations in two facilities located in Pennsylvania and New Jersey. Cryptocurrency mining revenues commenced in November 2017. Crypto-currencies are a medium of exchange that uses decentralized control (a block chain) as opposed to a central bank to track and validate transactions. The Company, through its wholly owned subsidiary, BitcoLab, Inc., is currently mining Bitcoin, Litecoin and Ethereum, whereby the Company earns revenue by solving “blocks” to be added to the block chain.

The Company expanded its cryptocurrency mining operations in April 2018 by acquiring the operations of digiMine LLC (“digiMine”) (the “digiMine Acquisition.”) See Note 4.

On August 21, 2017, the Board of Directors of the Company approved a 1-for-50 reverse split of the Company’s common shares, which through approval of FINRA was effective September 21, 2017. The reverse split has been given retroactive effect in the condensed financial statements for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents at June 30, 2018 and 2017.

Restricted Cash

Amounts included in restricted cash represent funds required to be set aside pursuant to the digiMine Acquisition for the payment of defined digital currency mining expenditures. The restriction will lapse when the required expenditures have been paid.

Digital Currencies

Digital currencies consist of Bitcoin, Litecoin and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains on the sale of digital currencies are included in other income (expense) in the statements of operations.

Inventories

Inventories at June 30, 2018 consist of cryptocurrency mining units held for sale or deployment in mining operations and are stated at the lower of cost or estimated realizable value. As of June 30, 2018, inventories were written down by $534,001 to estimated net realizable value. Payments to equipment suppliers prior to shipment of the equipment are recorded as equipment deposits.

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

Property and Equipment

Property and equipment, consisting primarily of computer and other cryptocurrency mining equipment (transaction verification servers) and leasehold improvements, is stated at the lower of cost or estimated realizable value and is depreciated when placed into service using the straight-line method over estimated useful lives. The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has assessed the basis of depreciation of these assets and believes they should be depreciated over a three-year period due to technological obsolescence reflecting rapid development of hardware that has faster processing capacity and other factors. Additionally, as of June 30, 2018, the Company wrote down cryptocurrency mining equipment by $220,373 to estimated net realizable value. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

Management has determined that the three-year diminishing value best reflects the current expected useful life of transaction verification servers. This assessment takes into consideration the availability of historical data and management’s expectations regarding the direction of the industry including potential changes in technology. Management will review this estimate annually and will revise such estimates as and when data becomes available.

To the extent that any of the assumptions underlying management’s estimate of useful life of its transaction verification servers are subject to revision in a future reporting period, either as a result of changes in circumstances or through the availability of greater quantities of data, then the estimated useful life could change and have a prospective impact on depreciation expense and the carrying amounts of these assets.

Goodwill

The excess of the cost over the fair value of net assets acquired in the digiMine acquisition is recorded as goodwill. Goodwill is not subject to amortization, but is reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. An impairment charge would be recorded to the extent the carrying value of goodwill exceeds its estimated fair value. The testing of goodwill under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. At June 30, 2018, the Company reviewed the goodwill recorded in the digiMine acquisition and determined that an impairment expense of $4,153,510 was required.

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

Where the number of warrants or common shares to be issued under these agreements is indeterminate, the Company has concluded that the equity environment is tainted, and all additional warrants and convertible debt are included in the value of the derivatives.

We estimate the fair value of the derivatives associated with our convertible notes payable, warrants and put-back rights associated with two asset purchase agreements using, as applicable, either the Black-Scholes pricing model or multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. As of June 30, 2018, the Company had no convertible notes or warrants outstanding and no related derivative liabilities.

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. Total impairment expense, consisting of write downs for equipment inventories, cryptocurrency mining equipment and goodwill, totaled $4,907,884 for the year ended June 30, 2018.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2018 and 2017, the amounts reported for cash, prepaid expenses and other current assets, purchase deposits, accounts payable, accrued expenses, note payable and due to related party approximate fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our marketable securities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2018:

Marketable securities	$1,700	$1,700	-	-

Total assets measured at fair value	$1,700	$1,700	$-	$-

June 30, 2017:
Marketable securities	$253,998	$253,998	$-	$-

Total assets measured at fair value	$253,998	$253,998	$-	$-

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2018:
Derivative liabilities	$2,886,965	$-	$-	$2,886,965

Total liabilities measured at fair value	$2,886,965	$-	$-	$2,886,965

June 30, 2017:
Derivative liabilities	$85,191	$-	$-	$85,191

Total liabilities measured at fair value	$85,191	$-	$-	$85,191

During the years ended June 30, 2018 and 2017, the Company had the following activity in its derivative liabilities:

	Convertible Notes Payable	Warrants	Put Back Rights	Total

Derivative liabilities at June 30, 2016	$170,812	$5,384	$-	$176,196
Addition to liabilities for new debt/warrants	472,334	-	-	472,334
Decrease due to conversion/assignment of debt	(731,043)	-	-	(731,043)
Decrease due to exercise/surrender of warrants	-	(9,615)	-	(9,615)
Change in fair value	172,442	4,877	-	177,319

Derivative liabilities at June 30, 2017	84,545	646	-	85,191
Addition to liabilities for new debt issued	72,617	-	-	72,617
Addition to liabilities for put rights issued	-	-	3,729,109	3,729,109
Decrease due to conversion/assignment of debt	(480,969)	-	-	(480,969)
Decrease due to exercise/surrender of warrants	-	(28,499)	-	(28,499)
Change in fair value	323,807	27,853	(842,144)	(490,484)

Derivative liability at June 30, 2018	$-	$-	$2,886,965	$2,886,965

Stock-Based Compensation

The Company accounts for all equity-based payments in accordance with ASC Topic 718, Compensation – Stock Compensation. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock awards, stock options, warrants and other equity-based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The fair value of a stock award is recorded at the fair market value of a share of the Company’s stock on the grant date. The Company estimates the fair value of stock options and warrants at the grant date by using an appropriate fair value model such as the Black-Scholes option pricing model or multinomial lattice models.

The Company accounts for non-employee share-based awards based upon ASC 505-50, Equity-Based Payments to Non-Employees. ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete. Generally, our awards do not entail performance commitments. When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete.

Revenue Recognition

Our revenues currently consist of cryptocurrency mining revenues and revenues from the sale of cryptocurrency mining equipment recognized in accordance with ASC 605, Revenue Recognition. Revenue is recognized when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered. Amounts collected from customers prior to shipment of products are recorded as deferred revenue.

The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of crypto-currencies, such as Bitcoin, Litecoin and Ethereum. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives digital currencies, which are recorded as revenue using the closing U.S. dollar price of the related cryptocurrency on the date of receipt. Expenses associated with running the cryptocurrency mining operations, such as equipment depreciation, rent, operating supplies, rent, utilities and monitoring services are recorded as cost of revenues.

There is currently no specific definitive guidance in GAAP or alternative accounting frameworks for the accounting for the production and mining of digital currencies and management has exercised significant judgment in determining appropriate accounting treatment for the recognition of revenue for mining of digital currencies. Management has examined various factors surrounding the substance of the Company’s operations and the guidance in ASC 605, Revenue Recognition, including when title and risk of loss have transferred, and collectability is reasonably assured being the completion and addition of a block to a blockchain and the award of a unit of digital currency to the Company. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies which could result in a change in the Company’s financial statements.

Income Taxes

The Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2018, tax years 207, 2016 and 2015 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

The Company adopted ASC 740-10, Definition of Settlement in FASB Interpretation No. 48, (“ASC 740-10”), which was issued on May 2, 2007. ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10. ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of ASC 740-10 did not have an impact on the accompanying financial statements.

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

For the years ended June 30, 2018 and 2017, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

Restatement

The Company is restating its financial statements for the year ended June 30, 2017 to correct reporting of derivative liabilities associated with its convertible notes payable and warrants, stock-based compensation, gain on sale of investments and other miscellaneous corrections.

Reclassifications

Certain amounts in the financial statements for the year ended June 30, 2017 have been reclassified to conform to the presentation for the year ended June 30, 2018.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In January 2017, the FASB issued ASU No. 2017-4, Intangibles – Goodwill and Other (Topic 350): "Simplifying the Test for Goodwill Impairment. This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In January 2017, the FASB issued ASU No. 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments of this ASU are effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update are to be applied prospectively on or after the effective date. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers and has subsequently issued a number of amendments to ASU 2014-09. The new standard, as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for the Company beginning July 1, 2018 and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company is currently unable to determine the impact on its financial statements of the adoption of this new accounting pronouncement.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

3. GOING CONCERN

The Company has reported recurring net losses since its inception and used net cash in operating activities of $1,147,502 in the year ended June 30, 2018. As of June 30, 2018, the Company had an accumulated deficit of $11,469,936 and a total stockholders’ deficit of $2,134,818. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

4. DIGIMINE ACQUISITION

In April 2018, the Company acquired the digital currency mining operations of digiMine LLC (“digiMine”) through two Asset Purchase Agreements (the “digiMine Acquisition”) in a transaction recorded as a business combination.

On April 16, 2018, the Company entered into an Asset Purchase Agreement with digiMine for the purchase of digiMine’s digital currency mining assets located in Marlboro, New Jersey, the principal assets consisting of: 150 cryptocurrency mining machines; all right, title and interest in, the lease and leasehold improvements for the premises on which digiMine’s business operates; all books and records pertaining to ownership of digiMine’s business as applicable; and restricted cash of $175,000. The Company issued 16,666 shares of its Series B preferred stock to digiMine.

The Company also entered into a separate Security and Pledge Agreement, dated as of April 13, 2018, securing its obligations to digiMine under the Asset Purchase Agreement.

digiMine has the right (the “Put-Back Right”), at any time commencing April 1, 2019, to require that the Company redeem for cash any of Seller’s then-outstanding Shares at a redemption price equal to 72% of the Shares. The Conversion Amount on execution is equal to $1,200,000 (the “Put-Back Price”) of such Shares; provided, that the Put Back Right expires with respect to any of the Shares at such time as the Shares are registered for resale. Each of the Shares for purposes of the Put-Back Price is equal to a fixed price of $100 per share.

On April 30, 2018, the Company entered into a second Asset Purchase Agreement with digiMine for the purchase of digiMine’s digital currency mining assets located in Marlboro, New Jersey, the principal assets consisting of: 97 cryptocurrency mining machines and computer workstation; digital currency portfolio with an estimated value of $15,487; all right, title and interest in, the lease and leasehold improvements for the premises on which digiMine’s business operates; all books and records pertaining to ownership of digiMine’s business as applicable; and restricted cash of $200,000. The Company issued 20,000 shares of its Series B preferred stock to digiMine.

The Company also entered into a separate Security and Pledge Agreement, dated as of April 30, 2018, securing its obligations to digiMine under the Agreement.

digiMine has the right (the “Put-Back Right”), at any time commencing May 1, 2019, to require that the Company redeem for cash any of Seller’s then-outstanding Shares at a redemption price equal to 72% of the Shares. The Conversion Amount on execution is equal to $1,440,000 (the “Put-Back Price”) of such Shares; provided, that the Put Back Right expires with respect to any of the Shares at such time as the Shares are registered for resale. Each of the Shares for purposes of the Put-Back Price is equal to a fixed price of $100 per share.

The Company has identified the Put-Back Rights associated with the two Asset Purchase Agreements as derivatives.

The Company engaged an independent valuation firm to estimate the fair value of the Series B preferred stock issued in the two Asset Purchase Agreements, to estimate the value of the derivative liabilities associated with the Put-Back Rights, and allocate the total consideration paid to the assets acquired. The valuation firm developed multinomial lattice models that valued the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes.

The total consideration paid in the Acquisition is summarized as follows:

Value of 36,667 total Series B preferred shares	$1,163,806
Derivative liabilities associated with Put-Back Rights	3,729,109

Total consideration paid	$4,892,915

The total consideration paid was allocated to the fair value of the assets acquired as follows:

Restricted cash	$375,000
Property and equipment	350,349
Digital currencies	14,056
Goodwill	4,153,510

Total consideration allocated	$4,892,915

No liabilities of digiMine were assumed by the Company in the Acquisition. The excess of consideration paid over fair value of assets acquired was recorded as goodwill.

The Company performed an impairment analysis on the goodwill at June 30, 2018 and recorded an impairment expense of $4,153,510, which amount is included in operating expenses for the year ended June 30, 2018. The total cash acquired of $375,000 is restricted to fund digital mining operations.

5. NOTE RECEIVABLE – RELATED PARTY AND MARKETABLE SECURITIES

On April 6, 2016 the Company completed the sale of its subsidiary, Viva Entertainment Group, Inc. (“Viva Entertainment”), to Black River Petroleum Corp., a Nevada publicly-traded company (“Black River”), at a closing where, in exchange for all sale of all of the outstanding shares of Viva Entertainment, Black River issued to the Company its 10% (15% default rate) promissory note in the principal amount of $100,000, due December 31, 2016 (the “Viva Note”). The Company gave no effect to the Viva Note in its financial statements, pending collection of the note and completion of the transaction. We discontinued consolidation of the accounts of Viva Entertainment effective April 6, 2016.

On February 27, 2017, the Viva Note was in default and no repayments to the Company had been made. On that date, the parties entered into an addendum to the Viva Note, establishing the principal amount at $100,000 and accrued interest at $6,000. Terms of the Viva Note were also amended to allow the Company to convert the unpaid principal and interest into common shares of Viva Entertainment using a Variable Conversion Price equal to 50% of the lowest one-day Trading Price for the Viva Entertainment common stock during the twenty Trading Day period ending on the last complete Trading Day prior to the Conversion Date. Effective February 27, 2017, the Company increased additional paid-in capital by $106,000 and recorded a note receivable of $100,000 and accrued interest receivable of $6,000.

On April 4, 2017, the Company and Global Opportunity Group LLC (“Global”), a lender, entered into a Purchase, Exchange and Escrow Agreement whereby the Company assigned $50,000 principal and $3,000 accrued interest of the Viva Note to Global in extinguishment of a convertible promissory note payable to Global dated March 28, 2017 with a principal balance of $18,150 and accrued interest payable of $35. The Company recognized a loss on extinguishment of debt of $34,815.

These common shares of Viva Entertainment were initially recorded at their cost basis, as determined by the converted amounts of principal and accrued interest payable of the Viva Note, and are classified as trading securities in the Company’s financial statements, and subsequently reported at fair value based on quoted market prices. Changes in the fair value of the marketable securities are recorded as unrealized gains or losses in other (income) expense in the statements of operations. Realized gains on the sale of marketable securities are included in other (income) expense in the statements of operations.

Pursuant to multiple conversions during April 2017 through June 2017, the Company converted $33,128 principal of the Viva Note and $2,206 accrued interest payable into a total of 173,809,000 common shares of Viva Entertainment. As of June 30, 2017, the Viva Note had a principal balance of $16,872 and accrued interest of $1,519 outstanding. As of June 30, 2017, the Company held a total of 86,000,000 common shares of Viva Entertainment, recorded at market value of $253,998. The Company recorded total unrealized gains on investments of $240,800 during the year ended June 30, 2017.

Total net proceeds from the sale of Viva Entertainment common stock during the year ended June 30, 2017 were $52,800 and the Company recorded a realized gain on sale of investments of $30,664.

During July 2017, the Company sold a total of 170,250,000 common shares of Viva Entertainment, with net proceeds of $551,800, and recorded a realized gain on sale of marketable securities of $282,652 for the year ended June 30, 2017.

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

On December 31, 2017, the Company and Global entered into a Purchase and Escrow Agreement whereby the Company sold 55,555,555 common shares of Viva to Global for the following consideration:

Extinguishment of debt to Global:
Convertible note payable dated December 30, 2017	$25,000
Convertible note payable dated July 31, 2017	12,074
Accrued interest payable	1,370
Cash	15,000

Total	$53,444

The Company recognized a realized gain on sale of investments of $3,444 in the transaction.

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

At June 30, 2018, marketable securities consisted of funds held in a brokerage account of $1,700.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2018:

Cryptocurrency mining equipment	$573,806
Furniture and equipment	14,427
Leasehold improvements	102,932

Total	691,165
Less accumulated depreciation and amortization	(58,060)

Net	$633,105

Depreciation and amortization expense for the year ended June 30, 2018 was $59,875.

As of June 30, 2018, the Company wrote down cryptocurrency mining equipment by $220,372 to estimated net realizable value.

During the year ended June 30, 2018, the Company consolidated its digital currency mining operations in two locations, closing two facilities. Leasehold improvements with a cost of $51,247 and accumulated depreciation and amortization of $1,089 were written off, resulting in a loss of $50,158, which is included in general and administrative expenses.

The Company had no property and equipment at June 30, 2017. Property and equipment held for sale related to the Company’s medical transportation business of $4,870 was disposed of during the year ended June 30, 2017 with the loss reported as other expense.

7. RELATED PARTY TRANSACTIONS

We have one executive officer, Steve Rubakh, who is currently our only employee and sole member of our Board of Directors. Mr. Rubakh is paid an annual salary established by the Board of Directors and is issued shares of Series B Preferred Stock for additional compensation. The number of shares issued, generally on a quarterly basis, is at the discretion of the Board of Directors.

During the years ended June 30, 2018 and 2017, the Company recorded salary expense to Mr. Rubakh of $131,250 and $75,000, respectively. Effective April 1, 2018, the annual salary for Mr. Rubakh was established by the Board of Directors at $150,000. Accrued compensation payable to Mr. Rubakh, included in due to related party, was $20,974 and $22,325 as of June 30, 2018 and 2017, respectively.

Non-salary payments made to Mr. Rubakh or on his behalf totaled $31,348 and $0 for the years ended June 30, 2018 and 2017, respectively.

For the years ended June 30, 2018 and 2017, the Board of Directors authorized the issuance to Mr. Rubakh of 110,000 and 150,000 shares of Series B preferred stock, respectively, as part of Mr. Rubakh's compensation package. Stock-based compensation of $809,000 and $725,400 was recorded for the years ended June 30, 2018 and 2017, respectively, based on the estimated market price of the Company’s common stock on an “as converted” basis.

On August 31, 2017, 347,222 shares of common stock were issued to Steve Rubakh for conversion of accrued compensation of $15,625.

On February 14, 2017, the Board of Directors of the Company agreed with Steve Rubakh to convert $37,459 of accrued compensation into 249,728 shares of common stock, at a conversion rate of $0.15 per share.

On February 14, 2017, 132,368 shares of common stock valued at $19,855 were issued to Steve Rubakh to reimburse him for payments made by him to a vendor.

On July 1, 2016, 60,000 shares of common stock were issued to Steve Rubakh for conversion of accrued compensation of $37,500.

As further discussed in Note 5, the Company completed the sale of its subsidiary, Viva Entertainment onApril 6, 2016, and received consideration (as subsequently amended on February 27, 2017) consisting of a convertible promissory note receivable of $120,000 and accrued interest receivable of $6,000. A total of $106,000 was recorded to additional paid-in capital. In July and August 2017, the Company advanced Viva Entertainment $49,880 in cash to Viva Entertainment pursuant to a new convertible promissory note.

As detailed in Note 5, during the years ended June 30, 2017 and 2018, the convertible promissory notes receivable and related accrued interest receivable were extinguished either through conversion to common shares of Viva Entertainment or assignment of amounts receivable from Viva Entertainment to a lender in partial extinguishment of a convertible note payable. The common shares of Viva Entertainment were sold for cash in market transactions or assigned to a lender in extinguishment of a convertible note payable.

8. DEBT

Accrued Judgement

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

On October 14, 2016, the Supreme Court of the State of New York County of Kings, in regards to LG Capital Funding, LLC v. EMS Find, Inc., issued a judgment against EMS Find, Inc. in favor of LG Capital Funding, LLC, in the amount of $135,202, which includes principal and interest (calculated as of September 29, 2016), in regards to the convertible promissory note dated October 22, 2015. The judgment includes an Information Subpoena with Restraining Notice, which addressed the EMS Find, Inc. bank account at TD Bank. As a result of the judgment, the conversion feature of the note was eliminated and therefore, the associated derivative liability was extinguished. As of June 30, 2017, the principal balance of the Convertible Note was recorded as accrued judgment of $125,000, a current liability, and $34,835 of interest was accrued.

On May 4, 2018, the Company and LG Capital entered into a Forbearance Agreement related to the judgment. According to terms of the Forbearance Agreement, the Company extinguished the debt in full by paying LG Capital $135,427 in April 2017 and $29,257 on July 11, 2018.

Convertible Notes Payable

Convertible notes payable, all classified as current, consist of the following:

	June 30, 2018				June 30, 2017
	Principal	Debt Discount	Original Issue Discount	Net	Principal	Debt Discount	Original Issue Discount	Net
Global Opportunity Group, LLC	$-	$-	$-	$-	$-	$-	$-	$-
A1 Solar Corp.	-	-		-	-	-	-	-
River North Equity, LLC	-	-	-	-	4,660	-	-	4,660
Global Opportunity Group, LLC	-	-	-	-	18,700	(7,379)	(722)	10,599
EMA Financial, LLC	-	-	-	-	8,916	(2,394)	-	6,522
GPL Ventures, LLC	-	-	-	-	10,000	(548)	-	9,452
Global Opportunity Group, LLC	-	-	-	-	10,000	(5,301)	(625)	4,074
Howard Schraub	-	-	-	-	16,500	(12,250)	-	4,250
Howard Schraub	-	-	-	-	20,000	(15,233)	-	4,767

Total	$-	$-	$-	$-	$88,776	$(43,105)	$(1,347)	$44,324

On December 3, 2015, the Company issued a second convertible note to LG for $125,000. The Company recorded an OID of 15%, or $18,750, and which has been fully amortized. The Company recorded a debt discount of $85,165, which has been fully amortized. The Company sold $60,000 principal of the note to Global Opportunity Group, LLC (“Global”) on August 18, 2016, $40,000 principal of the note and $462 accrued interest to GPL Ventures, LLC (“GPL”) on December 15, 2016 and sold $50,000 principal of the note (including a $25,000 penalty added to principal) to Global on February 21, 2017. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2017.

On July 21, 2016, the Company entered into a convertible promissory note with Old Main Capital, LLC (“Old Main”) for $33,333. The note matures on July 21, 2017 and bears interest at 10%. The convertible promissory note provided for an OID of $3,333, a deduction of $1,250 for Old Main’s legal fees, and $2,500 for Old Main’s legal fees related to the equity purchase agreement. Therefore, the net proceeds to the Company was $26,250. The Company recorded a debt discount and derivative liability of $29,574. The debt discount and OID have been fully amortized. The conversion price is the lower of 65% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. On April 20, 2017, the Company and Old Main entered into a Settlement Agreement & Mutual Release with respect to this note, resulting in penalties of $22,667 added to the note principal to bring the principal balance to $56,000 and requiring a principal payment of $30,000, which payment was financed by the issuance of a new convertible promissory to Global. Pursuant to multiple conversions during April and May 2017, the remaining principal of $26,000 was extinguished through the issuance of 230,123 shares of the Company’s common stock and accrued interest payable of $2,574 was written off. In April 2017, 52,000 shares of the Company’s common stock were issued to Old Main for penalties of $13,000. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2017.

On July 25, 2016, the Company entered into an equity purchase agreement with River North Equity, LLC (“River North”) for up to $2,000,000. On July 25, 2016, the Company entered into a convertible promissory note with River North for $33,333. The convertible promissory note had a maturity date of March 29, 2017 and bears interest at 10%. The convertible promissory note provided for an OID of $3,333, a deduction of $4,000 for River North’s legal fees, and the Company recorded a debt discount of $30,051. The conversion price is the lower of 65% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. On February 1, 2017, River North converted $2,037 principal and $1,744 accrued interest into 52,878 common shares of the Company. On April 20, 2017, the Company and River North entered into a Settlement Agreement & Mutual Release with respect to this note, resulting in penalties of $17,955 added to the note principal to bring the principal balance to $49,252 and requiring a principal payment of $30,000, which payment was financed by the issuance of a new convertible promissory to Global Opportunity Group, LLC (“Global”). On June 2, 2017, River North converted $14,592 principal into 172,685 common shares of the Company, resulting in a principal balance of $4,660 as of June 30, 2017. As of June 30, 2017, the OID and the debt discount had been fully amortized and there was accrued interest payable of $1,236. The Company recorded a derivative liability of $5,227 as of June 30, 2017. On July 5, 2017, River North converted the remaining principal of $4,660 into 183,068 common shares of the Company and the accrued interest payable balance of $1,236 was written off. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2018.

On August 10, 2016, the Company issued a convertible promissory note with Global for $16,500. The convertible promissory note has a maturity date of August 10, 2017 and bears interest at 12%. The convertible promissory note provided for an OID of $1,500, a deduction of $1,000 for Global’s legal fees, and a debt discount of $16,500. The Company received net proceeds of $15,000. The Company recorded a debt discount of $16,500 and a derivative liability of $16,793. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the conversion date. Additionally, the Company issued 165,000 five-year warrants for common stock with an exercise price of $0.15 per share, subject to certain adjustments, and a cashless exercise option. The Company sold $16,500 of the principal of the note to Howard Schraub (“Schraub”) on March 16, 2017 and wrote off accrued interest payable of $1,063. As of June 30, 2017, the OID and the debt discount had been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2017.

On August 18, 2016, Global purchased $60,000 of the December 2015 LG convertible promissory note. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the conversion date. The acquisition was in two tranches, $30,000 each, thirty days apart. The Company recorded a debt discount of $60,000 and a derivative liability of $68,651. In multiple conversions during August 2016 through January 2017, Global converted $68,593 principal (including a penalty of $8,593 added to principal), $101 accrued interest payable and $5,000 in fees into 249,444 shares of the Company’s common stock. The replacement note has been repaid in full and no related derivative liability was recorded as of June 30, 2017.

On August 23, 2016, the Company entered into a convertible promissory note with EMA Financial, LLC (“EMA”), for $33,000. The convertible promissory note had a maturity date of August 23, 2017 and bears interest at 16%. The convertible promissory note provided for an OID of $3,300, a deduction of $3,000 for EMA’s legal fees, and a debt discount of $33,000. The Company received net proceeds of $29,700. The Company recorded a debt discount of $33,000 and a derivative liability of $41,947. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. In April 2017, penalties totaling $8,249 were added to the note principal. Pursuant to multiple conversions in March and April 2017, EMA converted the entire principal of $41,249 into 503,152 shares of the Company’s common stock and wrote off $3,172 accrued interest payable. As of June 30, 2017, the OID and the debt discount had been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2017.

On October 6, 2016, the Company entered into a convertible promissory note with EMA for $33,000. The note matures on October 6, 2017 and bears interest at 12%. The Company recorded a debt discount of $33,000 and a derivative liability of $45,358. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. Pursuant to multiple conversions in May and June 2017, EMA converted principal of $24,084 into 976,000 shares of the Company’s common stock, resulting in a principal balance of $8,916 as of June 30, 2017. As of June 30, 2017, $30,606 of the debt discount had been amortized, and there was accrued interest of $2,677. The Company recorded a derivative liability of $10,411 as of June 30, 2017. On July 5, 2017, July 7, 2017 and July 12, 2017, EMA converted the remaining principal of $8,916, accrued interest payable of $2,715 and penalties totaling $29,908 into a total of 830,776 common shares of the Company. The OID and the debt discount have been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2018.

On December 2, 2016, the Company entered into a convertible promissory note with Global for $18,700. The note matures on December 2, 2017 and bears interest at 12%. The convertible promissory note provided for an OID of $1,700; therefore, the net proceeds to the Company was $17,000. The Company recorded a debt discount and a derivative liability of $17,376. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. As of June 30, 2017, $978 of the OID had been amortized, $9,997 of the debt discount had been amortized and there was accrued interest of $1,297. The Company recorded a derivative liability of $17,336 as of June 30, 2017. Additionally, the Company issued 1,650 five-year warrants for common stock with an exercise price of $7.50 per share, subject to certain adjustments, and a cashless exercise option. On July 13, 2017 and August 15, 2017, Global converted the entire principal of $18,700 and fees totaling $1,250 into a total of 567,867 common shares of the Company and the accrued interest payable balance of $1,541 was written off. The OID and the debt discount have been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2018.

On December 13, 2016, the Company entered into a convertible promissory note with GPL Ventures LLC (‘GPL”) for $10,000. The note matures on July 13, 2017 and bears interest at 12%. The Company recorded a debt discount and derivative liability of $8,932. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. As of June 30, 2017, $8,384 of the debt discount had been amortized, and there was accrued interest of $658. The Company recorded a derivative liability of $10,172 as of June 30, 2017. On July 6, 2017 and July 12, 2017, GPL converted the entire principal of $10,000 into a total of 400,000 common shares of the Company and the accrued interest payable balance of $687 was written off. The OID and the debt discount have been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2018.

On December 15, 2016, GPL purchased $40,000 principal and $462 accrued interest of the December 2015 LG convertible promissory note. The replacement convertible promissory note with GPL for $40,462 matures on July 15, 2017 and bears interest at 10%. The Company recorded a debt discount and derivative liability of $35,764. The conversion price is the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. Pursuant to three conversions in December 2016 through February 2017, GPL converted $1,270 principal into 254,000 shares of the Company’s common stock. On May 12, 2017, the Company and GPL entered into a Settlement and Release Agreement pursuant to which the remaining principal of $39,192 and accrued interest payable of $1,604 were extinguished. As of June 30, 2017, the debt discount had been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2017.

On February 13, 2017, the Company entered into a convertible promissory note with Global for $10,000. The note matures on February 13, 2018 and bears interest at 2%. The convertible promissory note provides for an OID of $1,000. Therefore, the net proceeds to the Company was $9,000. The Company recorded a debt discount and derivative liability of $8,487. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. As of June 30, 2017, $375 of the OID had been amortized, $3,186 of the debt discount had been amortized and there was accrued interest of $75. The Company recorded a derivative liability of $8,482 as of June 30, 2017. Additionally, the Company issued 6,667 seven-year warrants for common stock with an exercise price of $0.50 per share, subject to certain adjustments, and a cashless exercise option. On September 15, 2017, Global sold the $10,000 note and $1,117 accrued interest payable to A1 Solar Corp (“A1 Solar”). The OID and the debt discount have been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2018.

On February 21, 2017, Global purchased $50,000 principal of the December 2015 LG convertible promissory note. The $50,000 replacement note matures on February 21, 2018 and interest does not accrue prior to an event of default or the maturity date. The Company recorded a debt discount and derivative liability of $41,976. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Pursuant to four conversions in February 2017 through March 2017, Global converted $34,159 principal and $2,000 in fees into 358,460 shares of the Company’s common stock. On April 25, 2017, the Company sold the remaining $15,841 principal to Howard Schraub (“Schraub”). As of June 30, 2017, the debt discount had been fully amortized and no related derivative liability was recorded.

On March 16, 2017, Schraub purchased $16,500 principal of the August 10, 2016 Global convertible promissory note. The $16,500 replacement note matures on March 16, 2018 and bears interest at 12%. The Company recorded a debt discount of $16,500 and a derivative liability of $18,844. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Pursuant to two conversions in March and April 2017, Schraub converted the entire principal of $16,500 and $400 in fees into 160,011 shares of the Company’s common stock. As of June 30, 2017, the debt discount had been fully amortized and accrued interest of $57 was written off. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2017.

On March 28, 2017, the Company entered into a convertible promissory note with Schraub for $16,500. The note matures on March 28, 2018 and bears interest at 10%. The Company recorded a debt discount of $16,500 and a derivative liability of $19,999. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Additionally, the Company issued 12,100 seven-year warrants for common stock with an exercise price of $0.50 per share, subject to certain adjustments, and a cashless exercise option. These warrants were surrendered to the Company and cancelled on May 8, 2017. As of June 30, 2017, $4,250 of the debt discount had been amortized and there was accrued interest of $425. The Company recorded a derivative liability of $15,161 as of June 30, 2017. On July 31, 2017, Schraub assigned the $16,500 note to Global. The debt discount has been fully amortized and $565 of accrued interest payable was written off. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2018.

On March 28, 2017, the Company issued a convertible promissory note with Global for $18,150. The note matures on March 28, 2018 and bears interest at 10%. The convertible promissory note provides for an OID of $1,750. Therefore, the net proceeds to the Company was $16,400. The Company recorded a debt discount of $18,150 and a derivative liability of $21,608. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Additionally, the Company issued 605,000 seven-year warrants for common stock with an exercise price of $0.01 per share, subject to certain adjustments, and a cashless exercise option. On April 4, 2017, the Company and Global entered into a Purchase, Exchange and Escrow Agreement pursuant to which $18,150 principal and $35 accrued interest payable were extinguished through assignment to Global of $50,000 of the Viva Entertainment note receivable (see Note 4). As of June 30, 2017, the OID and debt discount had been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2017. The warrants were surrendered to the Company and cancelled pursuant to the Purchase, Exchange and Escrow Agreement.

On April 4, 2017, the Company entered into a convertible promissory note with Schraub for $20,000. The note matures on April 4, 2018 and bears interest at 10%. A debt discount of $20,000 and a derivative liability of $23,381 were recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Additionally, the Company issued 15,000 seven-year warrants for common stock with an exercise price of $0.50 per share, subject to certain adjustments, and a cashless exercise option. These warrants were surrendered to the Company and cancelled on May 8, 2017. As of June 30, 2017, $4,767 of the debt discount had been amortized and there was accrued interest of $477. The Company recorded a derivative liability of $17,756 as of June 30, 2017. On July 31, 2017, Schraub assigned the $20,000 note to Global. The debt discount has been fully amortized and $647 of accrued interest payable was written off. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2018.

On April 13, 2017, the Company issued a convertible promissory note with Global for $30,000 to partially fund the settlement with Old Main discussed above. The note matures on April 13, 2018 and bears interest at 10%. The Company recorded a debt discount of $30,000 and a derivative liability of $34,825. The conversion price is 50% of the lowest traded price for the twenty-five consecutive trading days immediately preceding the applicable conversion date. Pursuant to two conversions in April and May 2017, Global converted $18,284 principal and $1,200 in fees into 222,680 shares of the Company’s common stock. On June 6, 2017, the Company sold the remaining $11,716 principal to Schraub. As of June 30, 2017, the debt discount had been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2017.

On April 25, 2017, Schraub purchased a convertible promissory note from Global with a principal balance of $15,841. The note matures on March 28, 2018 and is non-interest bearing. The Company recorded a debt discount of $15,481 and a derivative liability of $17,787. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Pursuant to two conversions in April and May 2017, Schraub converted the entire principal of $15,841 and $500 in fees into 195,559 shares of the Company’s common stock. As of June 30, 2017, the debt discount had been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2017.

On May 16, 2017, the Company issued a convertible promissory note with Global for $30,000 to partially fund the settlement with River North discussed above. The note matures on May 16, 2018 and bears interest at 10%. The Company recorded a debt discount of $30,000 and a derivative liability of $36,823. The conversion price is 50% of the lowest traded price for the twenty-five consecutive trading days immediately preceding the applicable conversion date. Pursuant to two conversions in June 2017, Global converted $18,009 principal and $1,200 in fees into 362,180 shares of the Company’s common stock. On June 30, 2017, the Company and Global entered into a Purchase, Exchange and Escrow Agreement and Cancellation pursuant to which the remaining principal of $11,991 and $280 accrued interest payable were extinguished through the exchange with Global of a note receivable from Viva Entertainment with a principal balance of $8,985 and accrued interest receivable of $184 (see Note 4). As of June 30, 2017, the debt discount had been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2017.

On June 6, 2017, Schraub purchased a convertible promissory note from Global with a principal balance of $11,716. The note matures on March 13, 2018 and bears interest at 10%. The Company recorded a debt discount and derivative liability of $10,683. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Pursuant to two conversions in June 2017, Schraub converted the entire principal of $11,716 and $600 in fees into 381,070 shares of the Company’s common stock. As of June 30, 2017, the debt discount had been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2017.

On July 31, 2017, Global was assigned the $16,500 principal of the March 28, 2017 Schraub convertible promissory note. The note matures on March 28, 2018 and bears interest at 10%. A debt discount of $16,500 and a derivative liability of $17,406 were recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. On January 5, 2018, Global converted principal of $16,500 and accrued interest of $1,279 into 88,093 common shares of the Company. The debt discount has been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2018.

On July 31, 2017, Global was assigned the $20,000 principal of the April 4, 2017 Schraub convertible promissory note. The note matures on April 4, 2018 and bears interest at 10%. A debt discount of $20,000 and a derivative liability of $21,097 were recorded. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Pursuant to two conversion in October and December 2017 Global converted a total of $7,926 principal into 348,691 total common shares of the Company. Pursuant to a Purchase and Escrow Agreement dated December 31, 2017 (Note 4), the remaining principal of $12,074 and accrued interest payable of $1,367 were extinguished. The debt discount has been fully amortized and $647 of accrued interest payable was written off. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2018.

On September 15, 2017, A1 Solar purchased $10,000 principal and $1,117 accrued interest payable of the February 13, 2017 Global convertible promissory note. The $11,117 convertible replacement note matures on September 29, 2018 and bears interest at an annual rate of 12%. The Company recorded a debt discount of $11,117 and a derivative liability of $13,348. The conversion price is 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. On October 5, 2017 and January 10, 2018, A1 Solar converted $11,117 principal and accrued interest of $77 into 322,018 total common shares of the Company. The debt discount has been fully amortized. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2018.

On December 30, 2017, the Company and Global entered into an Exchange Agreement pursuant to which warrants held by Global to purchase a total of 11,115 shares of the Company’s common stock were cancelled in exchange for a convertible promissory note payable to Global in the principal amount of $25,000. The note matures on December 30, 2018 and bears interest at an annual rate of 5%, compounded monthly. A debt discount of $25,000 and a derivative liability of $324,629 was recorded. Pursuant to a Purchase and Escrow Agreement dated December 31, 2017 (Note 4), the $25,000 principal and accrued interest payable of $3 were extinguished. The note has been repaid in full and no related derivative liability was recorded as of June 30, 2018.

On July 6, 2017, Schraub converted fees of $600 into 12,370 common shares of the Company.

As detailed above, during the year ended June 30, 2017, a total of 4,118,242 shares of the Company’s common stock were issued in conversion of $284,083 note principal and $1,884 accrued interest payable. In addition, derivative liabilities of $324,916 were extinguished and note penalties of $35,985 and fees of $10,900 were paid through the issuance of common stock in the note conversions.

During the year ended June 30, 2018, a total of 2,752,883 shares of the Company’s common stock were issued in conversion of $77,818 note principal and $4,072 accrued interest payable. In addition, derivative liabilities of $78,412 were extinguished and note penalties of $29,909 and fees of $2,950 were paid through the issuance of common stock in the note conversions.

9. STOCKHOLDERS’ DEFICIT

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

The Company has 1,000,000 shares of Series A Preferred Stock authorized, with 500,000 shares issued and outstanding as of June 30, 2018 and 2017, which were issued in March 2015 in consideration for services to members of the Company’s Board of Directors.

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

The Company has 500,000 shares of Series B Preferred Stock authorized, with 309,166 and 150,000 shares issued and outstanding as of June 30, 2018 and 2017, respectively.

For the years ended June 30, 2018 and 2017, the Board of Directors authorized the issuance to Steve Rubakh of 110,000 and 150,000 shares of Series B preferred stock, respectively, as part of his compensation package. Stock-based compensation of $809,000 and $725,400 was recorded for the years ended June 30, 2018 and 2017, respectively, based on the market price of the Company’s common stock on an “as converted” basis.

On October 25, 2017, four investors entered into subscription agreements for the purchase of a total of 16,000 shares of Series B Preferred stock for cash at $10 per share. Through June 30, 2018, 12,500 of the shares had been issued for an investment of $125,000. As of June 30, 2018, a stock subscription payable of $35,000 was recorded for unissued shares.

As more fully discussed in Note 4, in April 2018, the Company entered into two Asset Purchase Agreements with digiMine for the purchase of digiMine’s digital currency mining operations. The Company issued a total of 36,666 shares of Series B Preferred stock valued at $1,163,806 by an independent valuation firm.

Common Stock

The Company has 2,000,000,000 shares of common stock authorized, with 8,964,103 and 5,212,563 shares issued and outstanding as of June 30, 2018 and 2017, respectively.

On August 21, 2017, the Board of Directors of the Company approved a 1-for-50 reverse split of the Company’s common shares. The reverse split has been given retroactive effect in the financial statements for all periods presented.

During the year ended June 30, 2018, the Company issued a total of 3,751,540 shares of its common stock.

On July 6, 2017, 188,240 shares of common stock were issued to Global in the cashless exercise of warrants recorded at par value of $188. See Note 10.

On August 31, 2017, 347,222 shares of common stock valued at $15,625 were issued to Steve Rubakh for accrued compensation. See Note 7.

On January 19, 2018, the Company and St. George Investments LLC (“St. George”) entered into a Securities Purchase Agreement, pursuant to which St. George purchased 462,900 restricted common shares of the Company for $750,000. The Company received net proceeds of $720,000. The Company also issued to St. George a three-year warrant for the purchase of 347,175 shares of the Company’s common stock at an exercise price of $2.16 per share. The warrant was valued using the Black-Sholes option pricing model at $1.75 per share, or $607,556. The net proceeds received of $720,000 were allocated $411,429 to the shares purchased and $308,571 to the warrants issued based on estimated relative fair values. No derivative liability was recorded for the warrant as the Company’s equity environment was not considered tainted on the warrant issuance date.

As detailed in Note 8, during the year ended June 30, 2018, a total of 2,752,883 shares of the Company’s common stock valued at $193,161were issued in conversion of $77,818 note principal, $4,072 accrued interest payable, $78,412 derivative liabilities, $2,950 in fees and $29,909 in penalties.

On September 30, 2017, the Company increased the number of outstanding common shares by 115 shares due to rounding of shares in the reverse stock split.

During the year ended June 30, 2017, the Company issued a total of 4,558,337 shares of its common stock.

On July 1, 2016, 6,000 shares of common stock valued at $37,500 were issued to Steve Rubakh for accrued compensation.

A total of 249,728 shares of common stock valued at $37,459 were issued to Steve Rubakh for accrued compensation.

On February 14, 2017, 132,368 shares of common stock valued at $19,855 were issued to Steve Rubakh to reimburse him for payments of $16,546 made by him to a vendor.

On April 18, 2017, 52,000 shares of common stock valued at $13,000 were issued to a lender for loan penalties.

During the year ended June 30, 2017, a total of 4,118,242 shares of the Company’s common stock valued at $809,820 were issued in conversion of $284,083 note principal, $1,884 accrued interest payable, $324,916 derivative liabilities, $10,900 in fees, $35,985 of penalties and $152,052 loss on conversion of debt.

10. WARRANTS

The Company has granted warrants to non-employee lenders in connection with the issuance of certain convertible promissory notes and to an investor in connection with the purchase of common shares of the Company. The Company has also granted warrants to officers and directors. Certain of the warrants have been subsequently surrendered to the Company and cancelled. See Note 8.

As discussed in Note 8, on December 30, 2017, the Company and Global entered into an Exchange Agreement pursuant to which warrants held by Global to purchase a total of 11,115 shares of the Company’s common stock were cancelled in exchange for a convertible promissory note payable to Global in the principal amount of $25,000. Derivative liabilities related to the warrants of $324,303 were also extinguished in this transaction and the Company recorded an increase to additional paid-in capital of $299,303.

Warrant activity for the years ended June 30, 2018 and 2017 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2016	1,200	$12.50	2.81	$-
Granted	50,817	$1.18
Exercised	-	$-
Forfeited or expired	(39,200)	$0.50

Outstanding at June 30, 2017	12,817	$4.33	5.25	$-
Granted	347,175	$2.16
Exercised	(502)	$7.50
Cancelled or expired	(11,115)	$3.30

Outstanding and exercisable at June 30, 2018	348,375	$2.20	2.55	$-

Because the number of common shares to be issued under convertible notes payable was indeterminate, the Company concluded that the equity environment was tainted through January 10, 2018. Therefore, all warrants issued prior to that date were included in the Company’s calculations of derivative liabilities.

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits, except as stated below.

On May 4, 2018, the Company and LG Capital Funding, LLC ("LG") entered into a Forbearance Agreement related to a September 29, 2016 judgment for amounts due on a $125,000 promissory note payable to LG. According to terms of the Forbearance Agreement, the Company extinguished the debt in full by paying LG Capital $135,427 in April 2017 and $29,257 on July 11, 2018.

Operating Leases

During the year ended June 30, 2018, the Company consolidated its cryptocurrency mining operations in two locations, Huntingdon Valley, Pennsylvania and Marlboro, New Jersey, where facilities are leased under operating leases. As part of the consolidations, operating leases at two other locations were terminated.

The lease for the Pennsylvania location is on a month-to-month basis at $850 per month.

The lease for the New Jersey location, which was assumed in the digiMine Acquisition, was effective April 1, 2018 for a period of one year at a monthly rental of $6,986, with an automatic one-year renewal period with a 5% increase in the monthly rent.

Total rent expense under operating leases was $49,295 and $6,800 for the years ended June 30, 2018 and 2017, respectively.

Future lease payments under non-cancelable operating leases as of June 30, 2018 are as follows:

Year ending June 30:
2019	$84,883
2020	66,020

Total	$150,903

12. INCOME TAXES

For the years ended June 30, 2018 and 2017, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of June 30, 2018 and 2017, the Company has net operating loss carry forwards of approximately $883,382 and $755,095, respectively, that expire through the year 2036. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s income tax expense (benefit) differs from the “expected” tax expense (benefit) for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to income (loss) before income taxes), as follows:

	Years Ended June 30,
	2018	2017

Tax benefit at the statutory rate	$(1,171,265)	$(600,082)
State income taxes, net of federal income tax benefit	66,710	(45,542)
Non-deductible items	1,248,992	578,351
Non-taxable items	(104,668)	(81,872)
Change in valuation allowance	(39,769)	149,145

Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2014 through 2018 remain open to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax asset at June 30, 2018 and 2017, respectively, are as follows:

	June 30,
	2018	2017

Net operating loss carryforward	$273,848	$234,079
Less valuation allowance	(273,848)	(234,079)

Net	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets as of June 30, 2018 and 2017 were fully offset by a 100% valuation allowance.

13. RESTATEMENT

The Company is restating its financial statements for the year ended June 30, 2017 to correct reporting of derivative liabilities associated with its convertible notes payable and warrants, stock-based compensation, gain on sale of investments and other miscellaneous corrections.

The following adjustments were made to the June 30, 2017 Restated Balance Sheet:

Integrated Ventures, Inc.
Balance Sheet

	As Originally Reported on June 30, 2017	Adjustments		As Restated June 30, 2017
ASSETS
Current assets:
Cash	$15,691	$-		$15,691
Prepaid expenses and other current assets	7,500	-		7,500
Marketable securities	253,998	-		253,998
Note receivable	16,872	-		16,872
Accrued interest receivable	1,519	-		1,519
Total current assets	295,580	-		295,580

Non-current assets:
Deposits	700	-		700
Total assets	$296,280	$-		$296,280
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$27,417	$-		$27,417
Accrued expenses	57,032	(15,353)	(a)	41,679
Due to related party	20,216	2,469	(b)	22,685
Derivative liabilities	226,731	(141,540)	(c)	85,191
Convertible notes payable, net of discounts	47,814	(3,490)	(c)(h)	44,324
Note payable	125,000	-		125,000
Total current liabilities	504,211	(157,914)		346,296

Total liabilities	504,210	(157,914)		346,296

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding)	500	-		500
Series B preferred stock, $0.001 par value, (500,000 shares authorized, 150,000 shares issued and outstanding)	150	-		150
Common stock, $0.001 par value, (2,000,000,000 shares authorized, 5,212,563 shares issued and outstanding)	5,213	-		5,213
Additional paid-in capital	4,613,089	1,223,518	(c)(e)(f)	5,836,607
Accumulated deficit	(4,826,882)	(1,065,604)	(b)(c)(d)(e)(f)	(5,892,486)
Total stockholders’ deficit	(207,930)	157,914		(50,016)
Total liabilities and stockholders’ deficit	$296,280	$-		$296,280

The following adjustments were made to the June 30, 2017 Restated Statement of Operations:

Integrated Ventures, Inc.
Statement of Operations

	As Originally Reported for the Year Ended June 30, 2017	Adjustments		As Restated for the Year Ended June 30, 2017

Revenue	$-	$-		$-

Operating expenses:
General and administrative	1,035,762	(43,390)	(d)	992,372
Research and development	21,636	-		21,636

Total operating expenses	1,057,398	(43,390)		1,014,008

Loss from operations	(1,057,398)	43,390		(1,014,008)

Other income (expense):
Interest and other income	2,408	-		2,408
Interest expense	(656,421)	(22,174)	(c)(h)	(678,595)
Realized gain on sale of investments	136,664	(106,000)	(e)	30,664
Unrealized gain on investments	240,800	-		240,800
Loss on extinguishment of debt	(1,036,204)	872,177	(c)(e)	(164,027)
Change in fair value of derivative liabilities	2,707,896	(2,885,215)	(c)	(177,319)
Loss on disposition of property and equipment	(4,870)	-		(4,870)

Total other income (expense)	1,390,273	(2,141,212)		(750,939)

Income (loss) before income taxes	332,875	(2,097,822)		(1,764,947)

Provision for income taxes	-	-		-

Net income (loss)	$332,875	$(2,097,822)		$(1,764,947)

Net income (loss) per common share, basic and diluted	$0.22	$(1.35)		$(1.13)

Weighted average number of common shares outstanding, basic and diluted	1,564,137	-		1,564,137

The following adjustments were made to the June 30, 2017 Restated Statement of Cash Flows:

Integrated Ventures, Inc.
Statement of Cash Flows

	As Originally Reported for the Year Ended June 30, 2017	Adjustments		As Restated for the Year Ended June 30, 2017

Cash flows from operating activities:
Net income (loss)	$332,875	$(2,097,822)		$(1,764,947)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation – related party	746,243	(20,843)	(d)	725,400
Amortization of debt discount	481,346	(4,079)	(c)	477,267
Amortization of original issue discount	28,401	-		28,401
Financing fees related to notes payable	121,101	12,999	{h}	134,100
Realized gain on sale of investments	(136,664)	106,000	(e)	(30,664)
Unrealized gain loss on investments	(240,800)	-		(240,800)
Loss on disposition of property and equipment	4,870	-		4,870
Loss on extinguishment of debt	1,036,204	(872,177)	(c)	164,027
Change in fair value of derivative liabilities	(2,707,896)	2,885,215	(c)	177,319
Changes in assets and liabilities:
Prepaid expenses and other current assets	(6,934)	-		(6,934)
Accrued interest receivable	(909)	-		(909)
Accounts payable	18,353	-		18,353
Accrued expenses	41,156	(15,314)	(a)(b)	25,842
Due to related party	16,971	6,021	(a)(b)	22,992
Net cash used in operating activities	(265,683)	-		(265,683)

Cash flows from investing activities:
Net proceeds from the sale of investments	52,800	-		52,800
Net cash provided by investing activities	52,800	-		52,800

Cash flows from financing activities:
Proceeds from convertible notes payable	226,600	-		226,600
Net cash provided by financing activities	226,600	-		226,600

Net increase in cash	13,717	-		13,717
Cash, beginning of year	1,974	-		1,974
Cash, end of year	$15,691	$-		$15,691

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-		$-
Cash paid for income taxes	-	-		-
Non-cash investing and financing activities:
Note receivable and accrued interest receivable for marketable securities	$-	$35,334	(g)	$35,334
Common shares issued for convertible notes payable	1,368,751	(710,983)	(c)	657,768
Common shares issued for due to related party	68,716	6,243	(b)	37,459
Debt discount for derivative liability	467,215	5,119	(c)	472,334
Accrued interest added to convertible notes payable	462	-		462
Settlement of derivative liabilities	-	415,738	(f)	415,742
Common shares issued for accounts payable	16,546	3,309	(d)	19,855
Increase in note receivable and due to related party	-	8,985	(b)	8,985
Settlement of related party note receivable and accrued interest	-	106,000	(e)	106,000
Settlement of convertible notes payable with note receivable and accrued interest receivable – related party	-	61,985	(c)	61,985
Derivative liability	(1,726,213)	1,726,213	(c)	-

(a) Accrued officer compensation was reclassified from accrued expenses to due to related party and accrued interest payable was increased.

(b) Accrued officer compensation was reclassified from accrued expenses to due to related party and subsequently reduced. Shareholder loans were offset by other payments and expenses and reduced.

(c) The Company engaged an outside consultant to revise derivative liabilities associated with convertible notes payable and to add derivative liabilities associated with warrants. The calculations were made for each issuance of new debt and warrants and for each conversion, exchange or exercise of debt and warrants. As a result, total derivative liabilities decreased, and modifications were made to the calculation of debt discount, interest expense for the amortization of debt discount, and change in fair value of derivative. In addition, convertible notes payable, net of discounts, decreased, interest expense decreased, and change in fair value of derivative liabilities decreased. Additionally, no loss on extinguishment of debt for note conversions was recorded, resulting in a decrease in the loss.

(d) Total general and administrative expenses decreased as a result of corrections to stock-based compensation – related party, and other adjustments to operating expenses.

(e) Realized gain on sale of investments decreased with an associated increase to additional paid-in capital.

(f) The net effect of modifications to derivative liabilities discussed in (c) above was a decrease to additional paid-in capital and an increase to accumulated deficit at the beginning of the year.

(g) Disclosure added which was previously omitted.

(h) Increased financing fees added to convertible note principal.

14. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Share-Based Compensation

On July 5, 2018, the Company issued 5,000 shares of its Series B Preferred Stock with an estimated value of $417,000 to Steve Rubakh for compensation.

On August 14, 2018, the Company issued 100,000 shares of its common stock with an estimated value of $55,000 to a consultant for services.

On October 5, 2018, the Company issued 100,000 shares of its common stock with an estimated value of $25,160 to a consultant for services.

Asset Purchase Agreement

On August 2, 2018 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “Agreement”) with Secure Hosting LLC, a Florida limited liability company (“Secure Hosting”) for the purchase of certain assets of the Seller consisting of 182 cryptocurrency mining machines (the “Equipment”).

As consideration for the purchase of the Equipment, the Company issued 38,018 restricted shares of its Series B convertible preferred stock, preliminarily valued at an aggregate of $3,231,615. The Agreement contains customary representations and warranties and covenants as of the Closing Date, including, without limitation, that the Equipment is (i) in good condition, (ii) free of all liens, (iii) not subject to any intellectual property rights other than software used in the Equipment and (iv) covered by certain manufacturer warranties.

Convertible Note issued to Geneva Roth Remark Holdings, Inc.

On September 17, 2018, the Company issued a convertible Promissory Note in the principal amount of $128,000 to Geneva Roth Remark Holdings, Inc. (“Geneva”), pursuant to a Securities Purchase Agreement dated September 17, 2018 between the Company and Geneva. The note is due September 17, 2019, and bears interest at the annual rate of 10% per annum. In the Event of Default under the note, additional interest will accrue from the Maturity Date or the date of the Event of Default at the rate equal to the lower of 24% per annum or the highest rate permitted by law. Geneva shall have the right from time to time, and at any time during the period beginning on the date which is one hundred seventy (170) days following the date of the note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount (as defined in Article III of the Note), each in respect of the remaining outstanding principal amount of the note to convert all or any part of the outstanding and unpaid principal amount of the note into shares of the Company’s common at a conversion price equal to 70% multiplied by the average of the three lowest trading prices during the ten days prior to the conversion date.

Convertible Note issued to Armada Investment Fund, LLC

The Company issued a convertible Promissory Note dated September 26, 2018 in the principal amount of $52,000 to Armada Investment Fund, LLC (“Armada”), pursuant to a Securities Purchase Agreement dated September 21, 2018 between the Company and Armada. The Note is due September 21, 2019, and bears interest at the annual rate of 8% per annum. In the Event of Default under the Note, additional interest will accrue from the Maturity Date or the date of the Event of Default at the rate equal to the lower of 24% per annum or the highest rate permitted by law. At any time after 31 days after the Closing Date, until the Note is no longer outstanding, the Note shall be convertible, in whole or in part, into shares of the Company’s common stock at the option of Armada, at a conversion price equal to 70% multiplied by the average of the three lowest trading prices during the fifteen days prior to the conversion date.

The Company issued Armada 75,000 shares of common stock valued at $26,625 as due diligence fees.

Convertible Note issued to BHP Capital NY, Inc.

The Company issued a convertible Promissory Note dated September 26, 2018 in the principal amount of $52,000 to BHP Capital NY, Inc. (“BHP”), pursuant to a Securities Purchase Agreement dated September 21, 2018 between the Company and BHP. The Note is due September 21, 2019, and bears interest at the annual rate of eight percent (8%) per annum. In the Event of Default under the Note, additional interest will accrue from the Maturity Date or the date of the Event of Default at the rate equal to the lower of 24% per annum or the highest rate permitted by law. At any time after 31 days after the Closing Date, until the Note is no longer outstanding, the Note shall be convertible, in whole or in part, into shares of the Company’s common stock at the option of BHP, at a conversion price equal to 70% multiplied by the average of the three lowest trading prices during the fifteen days prior to the conversion date.

The Company issued BHP 75,000 shares of common stock valued at $26,625 as due diligence fees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 17, 2017, the accounting firm of Leigh J. Kremer, CPA resigned as the Company's independent registered public accounting firm.

From the date that Leigh J. Kremer, CPA was engaged, August 2, 2016, to the present time, or any other period of time, the reports of Leigh J. Kremer, CPA on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports of Leigh J. Kremer, CPA as to the Company’s financial statements for its fiscal years ended June 30, 2016 and 2017 were modified for uncertainty due to the substantial doubt about the Company’s ability to continue as a going concern. None of the reportable events set forth in Item 304(a)(1)(v) of Regulation S-K occurred during the period in which Leigh J. Kremer, CPA served as the Company’s principal independent accountant.

On December 14, 2017, the Company engaged M&K CPAS, PLLC its independent registered public accounting firm. During the two most recent fiscal years and the interim periods preceding the engagement, the Company has not consulted M&K CPAS, PLLC regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

The filing of our fiscal 2018 Annual Report on Form 10-K was delayed for the following reasons. On July 24, 2018, the Public Company Accounting Oversight Board (PCAOB) issued an order, inter alia, imposing sanctions on Leigh J. Kremer, a certified public accountant and Mr. Kremer’s firm, Leigh J Kremer CPA, the former PCAOB registered audit firm for the Company, for permitting an individual, who was subject to a Board-ordered bar, to become an “associated person” of the firm during the pendency of the person’s bar. The order revoked the PCAOB registration of Mr. Kremer’s firm, imposed a monetary penalty on the firm, and censured Mr. Kremer, barring him from being an “associated person” of a registered public accounting firm. Mr. Kremer’s firm is eligible to reapply for registration with the PCAOB three years after the date of this order

The “associated person” subject to the PCAOB bar that was the reason for the revocation of Mr. Kremer’s firm’s PCAOB registration, according to the order, was involved in the referral of certain other clients to Mr. Kremer’s firm. This person had no involvement in the audits by Mr. Kremer’s firm of the Company’s financial statements. Mr. Kremer’s firm resigned as the Company’s auditors on November 17, 2017, and we had on December 14, 2017 engaged our current auditors. Due to the revocation of Mr. Kremer’s firm’s registration with the PCAOB, Mr. Kremer’s firm’s audit of our financial statements for the fiscal year ended June 30, 2017, could not be included in our current Form 10-K annual report filing for our fiscal year ended June 30, 2018. Our audit firm, M&K CPAS PLLC, has audited our fiscal 2017 financial statements for inclusion in this report.

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

Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of June 30, 2018, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of June 30, 2018, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of June 30, 2018 and 2017, we did not establish a written policy for the approval, identification, and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2018, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Corrective Action.

Management plans to address the structure of the Board of Directors and discuss adding an audit committee during fiscal year 2019.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and positions of our current executive officers and directors.

Name and Address	Age	Position(s) Held

Steve Rubakh	57	President, CEO, CFO, Secretary, and Director

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

Other Information about our Board of Directors

During our fiscal year ended April 30, 2017, our Board of Directors acted by written consent 9 times.

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

Director Compensation

We compensate directors as per specific agreements with each director, as applicable. Director compensation to Steve Rubakh, our sole director, is included in the total compensation discussed in Item 11, Executive Compensation.

Section 16(a) Compliance by Officers and Directors

Based solely upon a review of Forms 3, 4 and 5 furnished to us, we believe all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our fiscal year ended June 30, 2018, except as follows: no Form 4 was filed by Mr. Steve Rubakh, our CEO, to report the issuance to Mr. Rubakh of 30,000 shares of Series B Preferred Stock on November 1, 2017 and 40,000 shares of Series B Preferred Stock on April 12, 2018. The Series B Preferred Stock were issued as compensation to Mr. Rubakh.

Code of Ethics

We plan to adopt a revised Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

General

We have one executive officer, who is currently our only employee. On July 29, 2017, the Board of Directors of the Company set the annual the compensation of Steve Rubakh at $125,000 and, effective April 1, 2018 increased the annual compensation to $150,000. The Board of Directors also has issued shares of Series B Preferred Stock to Mr. Rubakh for additional compensation. The number of shares issued, generally on a quarterly basis, is at the discretion of the Board of Directors.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities, including that of director, during fiscal years 2018 and 2017 awarded to, earned by or paid to our executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(2)($)	Option and Warrant Awards ($)	Non-Equity Incentive Plan Compensation($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)	Total ($)

Steve Rubakh Chief Executive Officer,	2018	131,250	-	809,000	-	-	-	31,348	971,598
Chief Financial Officer and Director(1)	2017	75,000	-	710,400	-	-	-	-	785,400

(1)	Mr. Rubakh was appointed as CEO, CFO and Director on April 1, 2015.
(2)	For the year ended June 30, 2018, the Board of Directors authorized the issuance of 110,000 shares of Series B preferred stock as part of Steve Rubakh's compensation package. Stock-based compensation of $809,000 was recorded, based on the market price of the Company’s common stock on an “as converted” basis. For the year ended June 30, 2017, the Board of Directors authorized the issuance of 150,000 shares of Series B preferred stock as part of Steve Rubakh's compensation package. Stock-based compensation of $725,400 was recorded, based on the market price of the Company’s common stock on an “as converted” basis.
(3)	For the year ended June 30, 2018, other compensation is comprised of medical payments and other expenses paid on behalf of Mr. Rubakh.

Accrued compensation payable to Steve Rubakh at June 30, 2018 was $20,974.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock, Series A Preferred Stock and Series B preferred stock as of December 18, 2018, for:

i.	each person or entity who, to our knowledge, beneficially owns more than 5% of each class or series of our outstanding stock;
ii.	each executive officer and named officer;
iii.	each director; and
iv.	all of our officers and directors as a group.

Except as indicated in the footnotes to the following table, the persons named in the table has sole voting and investment power with respect to all shares of common stock and preferred stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 73 Buck Road, Suite 2, Huntingdon Valley, PA 19006.

Title of Class	Name of Beneficial Owners	Amount and Nature of Ownership (1)	Percent of Class(2)
Common stock, $0.001 par value:
	Steve Rubakh (4) 73 Buck Road, Suite 2 Huntingdon Valley, PA 19006	27,811,167	76.46%

	Digimine LLC (3) 156 W. Saddle River Rd. Saddle River, NJ 07548	3,666,600	27.08%

	All officers and directors as a group	27,811,167	76.46%

Series A preferred stock, $0.001 par value:

	Steve Rubakh (4)(5)	500,000	100.0%

Series B preferred stock, $0.001 par value:
	Steve Rubakh (4)(6)	265,000	75.63%

	Digimine LLC (3)	36,666	10.46%

(1)

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power to the shares of the Company's common stock. For each Beneficial Owner listed, any options or convertible securities exercisable or convertible within 60 days have been also included for purposes of calculating their beneficial ownership of outstanding common stock.

(2)	As of December 18, 2018, a total of 9,874,103 shares of the Company's common stock are outstanding.

(3)	Digimine LLC owns 36,666 shares of Series B Preferred Stock, convertible into 3,666,600 shares of common stock.

(4)

Mr. Rubakh owns 1,311,507 shares of common stock directly. Mr. Rubakh holds 265,000 shares of Series B Convertible Preferred Stock directly, convertible into 26,500,000 shares of common stock. Mr. Rubakh also owns all of the outstanding 500,000 shares of the super-voting Series A Preferred stock.

(5)	The Series A preferred stock is not convertible into common stock, but is representative of 500,000,000 shares of common stock solely for voting purposes.

(6)

As of December 18, 2018, a total of 350,384 shares of the Company’s Series B preferred stock are outstanding. The Series B preferred stock is convertible into 35,038,400 shares of common stock, and the holder has the right to vote, together with holders of Common Stock, on an as "converted basis".

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

We have one executive officer, Steve Rubakh, who is currently our only employee and sole member of our Board of Directors. Mr. Rubakh is paid an annual salary established by the Board of Directors and is issued shares of Series B Preferred Stock for additional compensation. The number of shares issued, generally on a quarterly basis, is at the discretion of the Board of Directors.

During the years ended June 30, 2018 and 2017, the Company recorded salary expense to Mr. Rubakh of $131,250 and $75,000, respectively. Effective April 1, 2018, the annual salary for Mr. Rubakh was established by the Board of Directors at $150,000. Accrued compensation payable to Mr. Rubakh was $20,974 and $22,325 as of June 30, 2018 and 2017, respectively.

Non-salary payments made to Mr. Rubakh or on his behalf totaled $31,348 and $0 for the years ended June 30, 2018 and 2017, respectively.

For the years ended June 30, 2018 and 2017, the Board of Directors authorized the issuance to Mr. Rubakh of 110,000 and 150,000 shares of Series B preferred stock, respectively, as part of Mr. Rubakh's compensation package. Stock-based compensation of $809,000 and $710,400 was recorded for the years ended June 30, 2018 and 2017, respectively, based on the estimated market price of the Company’s common stock on an “as converted” basis.

On August 31, 2017, 347,222 shares of common stock were issued to Steve Rubakh for conversion of accrued compensation of $15,625.

On February 14, 2017, the Board of Directors of the Company agreed with Steve Rubakh to convert $37,459 of accrued compensation into 249,728 shares of common stock, at a conversion rate of $0.15 per share.

On February 14, 2017, 132,368 shares of common stock valued at $16,546 were issued to Steve Rubakh to reimburse him for payments made by him to a vendor.

On July 1, 2016, 60,000 shares of common stock were issued to Steve Rubakh for conversion of accrued compensation of $37,500.

Director Independence

We currently have no independent directors as that term is defined in Rule 4200 of Nasdaq’s listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the year ended June 30, 2018, the aggregate fees billed by M&K CPAS PLLC for professional services rendered for the audit (including quarterly reviews) of our annual consolidated financial statements included in our annual report on Form 10-K were $40,000.

For the year ended June 30, 2017, the aggregate fees billed by Leigh J. Kremer, CPA for professional services rendered for the audit (including quarterly reviews) of our annual consolidated financial statements included in our annual report on Form 10-K were $17,000.

Audit fees consist of amounts billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement

Audit-Related Fees

For the years ended June 30, 2018 and 2017, we were not billed for any audit-related fees. Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees.”

Tax Fees

Tax fees consist of professional services rendered for tax compliance, tax advice and tax planning. The nature of these tax services is tax preparation. Our independent auditors do not provide us with tax compliance, tax advice or tax planning services.

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

Our board reviewed the audited financial statements of our Company for the years ended June 30, 2018 and 2017 and met with the independent auditors, separately and together, to discuss such financial statements. Management and the auditors have represented to us that the financial statements were prepared in accordance with generally accepted accounting principles in the United States. Based upon these reviews and discussions, our board authorized and directed that the audited financial statements be included in our Annual Report on Form 10-K for the year ended June 30, 2018.

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

3.1(e)

Certificate of Designation for the Company’s Series B Preferred Stock, filed with the Secretary of State of Nevada on December 21, 2015, filed herewith. [Incorporated by reference to Exhibit 3.1(e) to our Annual Report on Form 10-K, filed with the SEC on September 14, 2017.]

3.1(f)

Certificate of Amendment, filed with the Secretary of State of Nevada on March 15, 2017. [Incorporated by reference to Exhibit 3.1(f) to our Annual Report on Form 10-K, filed with the SEC on September 14, 2017.]

3.1(g)

Articles of Merger for the merger of the Company’s wholly-owned subsidiary, Interactive Ventures, Inc., into the Company, filed with the Secretary of State of Nevada on June 14, 2017. [Incorporated by reference to Exhibit 3.1(g) to our Annual Report on Form 8-K, filed with the SEC on September 14, 2017.]

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

34

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

10.16

Term Sheet dated December 19, 2017, between the Company and Leviathan Capital Partners. [Incorporated by reference to Exhibit 10.16 to our Current Report on Form 8-K, filed with the SEC on December 28, 2017 .]

10.17

Exchange Agreement, dated as of December 28, 2017, between the Company and Global Opportunity Group, LLC. [Incorporated by reference to Exhibit 10.16 to our Current Report on Form 8-K/A, filed with the SEC on December 28, 2017 .]

10.18	Convertible Note issued December 18, 2017 to Global Opportunities Group, LLC. [Incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K, filed with the SEC on December 29, 2017 .]

10.19

Securities Purchase Agreement, dated January 19, 2018, between the Company and St. George Investments LLC. [Incorporated by reference to Exhibit 10.19 to our Current Report on Form 8-K, filed with the SEC on January 31, 2018.]

10.20	Form of Warrant issued January 19, 2018 to St George Investments LLC. [Incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K, filed with the SEC on January 31, 2018.]

10.21

Asset Purchase Agreement, dated April 16, 2018, between the Company and digiMine, LLC. [Incorporated by reference to Exhibit 10.21 to our Current Report on Form 8-K, filed with the SEC on April 24, 2018.]

35

10.22

Security and Pledge Agreement, dated as of April 13, 2018, between the Company and digiMine, LLC. [Incorporated by reference to Exhibit 10.22 to our Current Report on Form 8-K, filed with the SEC on April 24, 2018.]

10.23

Asset Purchase Agreement, dated April 30, 2018, between the Company and digiMine, LLC. [Incorporated by reference to Exhibit 10.23 to our Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2018.]

10.24

Security and Pledge Agreement, dated April 30, 2018, between the Company and digiMine, LLC. [Incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2018.]

10.25

Forbearance Agreement, dated May 4, 2018, between the Company and LG Capital Funding, LLC. [Incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2018.]

10.26

Asset Purchase Agreement, dated August 2, 2018, between the Company and Secure Hosting LLC. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 9, 2018.]

10.26a

Securities Purchase Agreement, dated September 17, 2018, between the Company and Geneva Roth Remark Holdings, Inc. [Incorporated by reference to Exhibit 10.26 to our Current Report on Form 8-K, filed with the SEC on October 10, 2018.]

10.27	Convertible Note issued September 17, 2018 to Geneva Roth Remark Holdings, Inc. [Incorporated by reference to Exhibit 10.27 to our Current Report on Form 8-K, filed with the SEC on October 10, 2018.]

10.28

Securities Purchase Agreement, dated September 21, 2018, between the Company and Armada Investment Fund, LLC. [Incorporated by reference to Exhibit 10.29 to our Current Report on Form 8-K, filed with the SEC on October 10, 2018.]

10.29	Convertible Note issued September 21, 2018 to Armada Investment Fund, LLC. [Incorporated by reference to Exhibit 10.29 to our Current Report on Form 8-K, filed with the SEC on October 10, 2018.]

10.30

Securities Purchase Agreement, dated September 21, 2018 between the Company and BHP Capital NY, Inc. Incorporated by reference to Exhibit 10.30 to our Current Report on Form 8-K, filed with the SEC on October 10, 2018.]

10.31	Convertible Note issued September 21, 2018 to BHP Capital NY, Inc. [Incorporated by reference to Exhibit 10.30 to our Current Report on Form 8-K, filed with the SEC on October 10, 2018.]

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.

32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

36

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Steve Rubakh	December 27, 2018
Steve Rubakh Principal Executive Officer and Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steve Rubakh	December 27, 2018
Steve Rubakh Director and Chief Executive Officer	Date

37