Form 10-Q
period 2018-09-30
INTEGRATED VENTURES, INC.
filed 2019-01-24
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value per share, was 9,874,103 as of January 24, 2019.

INTEGRATED VENTURES, INC.

FORM 10-Q

SEPTEMBER 30, 2018

2

PART I – FINANCIAL INFORMATION

Integrated Ventures, Inc.
Condensed Balance Sheets
	September 30, 2018	June 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$199,096	$749
Restricted cash	-	40,321
Prepaid expenses and other current assets	6,000	9,000
Inventories	114,851	114,851
Equipment deposits	-	3,896
Marketable securities	-	1,700
Total current assets	319,947	170,517

Non-current assets:
Property and equipment, net	1,469,421	633,105
Digital currencies	4,460	11,227
Deposits	14,673	14,673
Total assets	$1,808,501	$829,522

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$29,690	$26,973
Accrued expenses	1,974	29,428
Due to related party	48,975	20,974
Derivative liabilities	1,917,301	2,886,965
Convertible notes payable, net of discounts	91,929	-
Total current liabilities	2,089,869	2,964,340

Total liabilities	2,089,869	2,964,340

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized,
500,000 shares issued and outstanding as of September 30, 2018 and June 30, 2018)	500	500
Series B preferred stock, $0.001 par value, (500,000 shares authorized,
352,184 and 309,166 shares issued and outstanding as of September 30, 2018
and June 30, 2018, respectively)	352	309
Common stock, $0.001 par value, (40,000,000 shares authorized,
9,774,103 and 8,964,103 shares issued and outstanding as of September 30,
2018 and June 30, 2018, respectively)	9,775	8,965
Additional paid-in capital	12,818,163	9,290,344
Stock subscriptions payable	60,000	35,000
Accumulated deficit	(13,170,158)	(11,469,936)
Total stockholders’ deficit	(281,368)	(2,134,818)
Total liabilities and stockholders’ deficit	$1,808,501	$829,522

See notes to condensed financial statements

Integrated Ventures, Inc.
Condensed Statements of Operations
(Unaudited)
	Three Months Ended September 30,
	2018	2017
		(Restated)
Revenues:
Cryptocurrency mining	$100,465	$-
Sales of cryptocurrency mining equipment	14,780	-
Total revenues	115,245	-

Cost of revenues	201,260	-

Gross loss	(86,015)	-

Operating expenses:
General and administrative	556,922	161,358
Impairment of assets	2,097,930	-

Total operating expenses	2,654,852	161,358

Loss from operations	(2,740,867)	(161,358)

Other income (expense):
Interest and other income	-	98
Interest expense	(3,324)	(86,880)
Realized gain (loss) on investments	(7,238)	281,223
Unrealized gain on investments	-	61,111
Gain on extinguishment of debt	-	4,675
Change in fair value of derivative liabilities	1,051,207	(11,749)

Total other income (expense)	1,040,645	248,478

Income (loss) before income taxes	(1,700,222)	87,120

Provision for income taxes	-	-

Net income (loss)	$(1,700,222)	$87,120

Net income (loss) per common share:
Basic	$(0.18)	$0.01
Diluted	$(0.18)	$0.00

Weighted average number of common shares outstanding:
Basic	9,253,016	7,169,767
Diluted	9,253,016	27,749,240

See notes to condensed financial statements

Integrated Ventures, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	Three Months Ended September 30,
	2018	2017
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(1,700,222)	$87,120
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	110,218	-
Stock-based compensation – related party	417,000	9,000
Stock-based compensation	55,000	-
Amortization of debt discount	2,777	53,342
Amortization of original issue discount	-	1,347
Impairment of assets	2,097,930
Change in fair value of derivative liability	(1,051,207)	11,749
Gain on extinguishment of debt	-	(4,675)
Financing fees related to notes payable	-	31,858
Realized (gain) loss on sale of investments	7,238	(281,223)
Unrealized gain on investments	-	(61,111)
Changes in assets and liabilities:
Digital currencies	(100,225)	-
Prepaid expenses and other current assets	3,000	2,500
Accrued interest receivable – related party	-	(98)
Accounts payable	2,717	4,485
Accrued expenses	(27,454)	22,730
Due to related party	28,001	(22,685)
Net cash used in operating activities	(155,227)	(145,661)

Cash flows from investing activities:
Net proceeds from the sale of investments	101,454	551,800
Increase in notes receivable – related party	-	(49,880)
Purchase of property and equipment	(37,146)	(281,757)
Net cash provided by investing activities	64,308	220,163

Cash flows from financing activities:
Proceeds from convertible notes payable	223,945	-
Proceeds from stock subscriptions payable	25,000	-
Net cash provided by financing activities	248,945	-

Net increase in cash	158,026	74,502
Cash, beginning of period	41,070	15,691

Cash, end of period	$199,096	$90,193

(Continued)

See notes to condensed financial statements

Integrated Ventures, Inc.
Condensed Statements of Cash Flows (Continued)
(Unaudited)
	Three Months Ended September 30,
	2018	2017
		(Restated)
Supplemental disclosure of cash flow information:
Cash paid for interest	$29,257	$-
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Equipment deposits for property and equipment	$3,896	$-
Common shares issued for cashless exercise of warrants	560	188
Common shares issued for debt discount	53,250	-
Debt discount for derivative liability	81,543	47,617
Series B preferred shares for property and equipment	3,003,422	-
Settlement of derivative liabilities	-	45,788
Common shares issued for convertible notes payable	-	117,263
Common shares issued for accrued compensation	-	15,624
Accrued interest payable added to note payable	-	1,117
Note receivable and accrued interest receivable – related party for marketable securities	-	66,850

See notes to condensed financial statements

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2018 and 2017 (Restated)

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

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

The Company expanded its cryptocurrency mining operations in April 2018 by acquiring the operations of digiMine LLC (“digiMine”) (Note 6) and by purchasing 182 cryptocurrency mining machines from Secure Hosting LLC (“Secure Hosting”) in August 2018 (see Note 5).

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim periods ended September 30, 2018 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2019. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2018 filed on December 27, 2018 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2018 and 2017 (Restated)

(Unaudited)

Restatement

The Company is restating its condensed financial statements for the three months ended September 30, 2017 to correct reporting of derivative liabilities associated with its convertible notes payable and warrants, stock-based compensation, gain on sale of investments and other miscellaneous corrections.

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

Inventories

Inventories at September 30, 2018 consist of cryptocurrency mining units held for sale or deployment in mining operations, and are stated at the lower of cost or estimated realizable value. Payments to equipment suppliers prior to shipment of the equipment are recorded as equipment deposits.

Property and Equipment

Property and equipment, consisting primarily of computer and other cryptocurrency mining equipment (transaction verification servers) and leasehold improvements, is stated at the lower of cost or estimated realizable value and is depreciated when placed into service using the straight-line method over estimated useful lives. The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has assessed the basis of depreciation of these assets and believes they should be depreciated over a three-year period due to technological obsolescence reflecting rapid development of hardware that has faster processing capacity and other factors. Additionally, as of September 30, 2018, the Company wrote down cryptocurrency mining equipment by $2,097,930 to estimated net realizable value. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2018 and 2017 (Restated)

(Unaudited)

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. Total impairment expense, consisting of write downs for cryptocurrency mining equipment totaled $2,097,930 for the three months ended September 30, 2018.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2018 and 2017 (Restated)

(Unaudited)

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2018 and June 30, 2018, the amounts reported for cash, prepaid expenses and other current assets, accounts payable, accrued expenses and due to related party approximate fair value because of their short maturities.

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

At September 30, 2018, we had no financial instrument assets measured at fair value. Our marketable securities as of June 30, 2018 are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3

Marketable securities	$1,700	$1,700	$-	$-

Total assets measured at fair value	$1,700	$1,700	$-	$-

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
September 30, 2018:
Derivative liabilities	$1,917,301	$-	$-	$1,917,301

Total liabilities measured at fair value	$1,917,301	$-	$-	$1,917,301

June 30, 2018:
Derivative liabilities	$2,886,965	$-	$-	$2,886,965

Total liabilities measured at fair value	$2,886,965	$-	$-	$2,886,965

During the three months ended September 30, 2018, the Company had the following activity in its derivative liabilities:

	Convertible Notes Payable	Warrants	Put Back Rights	Total

Derivative liabilities at June 30, 2018	$-	$-	$2,886,965	$2,886,965
Addition to liabilities for new debt/warrants	81,543	-	-	81,543
Change in fair value	(455)	85,294	(1,136,046)	(1,051,207)

Derivative liabilities at September 30, 2018	$81,088	$85,294	$1,750,919	$1,917,301

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2018 and 2017 (Restated)

(Unaudited)

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

Revenue Recognition

Effective July 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, as amended, using the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption.. There was no cumulative effect of adopting the new standard and no impact on our financial statements. The new standard provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

Our revenues currently consist of cryptocurrency mining revenues and revenues from the sale of cryptocurrency mining equipment recognized in accordance with ASC 606 as discussed above. Amounts collected from customers prior to shipment of products are recorded as deferred revenue.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2018 and 2017 (Restated)

(Unaudited)

There is currently no specific definitive guidance in GAAP or alternative accounting frameworks for the accounting for the production and mining of digital currencies and management has exercised significant judgment in determining appropriate accounting treatment for the recognition of revenue for mining of digital currencies. Management has examined various factors surrounding the substance of the Company’s operations and the guidance in ASC 606, including identifying the transaction price, when performance obligations are satisfied, and collectability is reasonably assured being the completion and addition of a block to a blockchain and the award of a unit of digital currency to the Company. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies which could result in a change in the Company’s financial statements.

Income Taxes

The Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded an asset for unrecognized tax benefits. As of September 30, 2018, tax years 2018, 2017, 2016 and 2015 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

The common shares used in the computation of basic and diluted net income (loss) per share are reconciled as follows:

	Three Months Ended September 30,
	2018	2017

Weighted average number of shares outstanding – basic	9,253,016	7,169,767
Dilutive effect of convertible debt	-	2,579,473
Dilutive effect of Series B convertible preferred stock	-	18,000,000

Weighted average number of shares outstanding – diluted	9,253,016	27,749,240

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2018 and 2017 (Restated)

(Unaudited)

For the three months ended September 30, 2018, common stock equivalent shares which may dilute future earnings per share include 348,375 common shares issuable upon exercise of warrants, and 23,250,000 common shares issuable upon conversion of Series B Preferred Stock. The conversion feature of the Company’s convertible notes payable was not in effect as of September 30, 2018. Since these potential dilutive securities had an anti-dilutive effect, they were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share for the three months ended September 30, 2018.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. This new pronouncement, as amended, is effective January 1, 2019 for calendar-year-end public companies, or July 1, 2019 for the Company. Early adoption is permitted. The Company is unable to determine the impact on its financial statements for the adoption of the new pronouncement.

There were no new accounting pronouncements issued or proposed by the FASB during the three months ended September 30, 2018 and through the date of filing this report which the Company believes will have a material impact on its financial financial statements.

Reclassifications

Certain amounts in the condensed financial statements for the prior-year periods have been reclassified to conform to the presentation for the current-year periods.

3. GOING CONCERN

The Company has reported recurring net losses since its inception and used net cash in operating activities of $155,227 in the three months ended September 30, 2018. As of September 30, 2018, the Company had an accumulated deficit of $13,170,158 and a total stockholders’ deficit of $281,368. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2018 and 2017 (Restated)

(Unaudited)

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2018	June 30, 2018

Cryptocurrency mining equipment	$1,483,194	$573,806
Furniture and equipment	16,064	14,427
Leasehold improvements	138,441	102,932

Total	1,637,699	691,165
Less accumulated depreciation and amortization	(168,278)	(58,060)

Net	$1,469,421	$633,105

Depreciation and amortization expense, included in cost of revenues, for the three months ended September 30, 2018 and 2017 was $110,218 and $0, respectively.

5. ASSET PURCHASE AGREEMENT

On August 2, 2018, the Company entered into an Asset Purchase Agreement with Secure Hosting LLC, a Florida limited liability, for the purchase of 182 Ethereum mining machines.

As consideration for the purchase of the machines, the Company issued 38,018 restricted shares of its Series B convertible preferred stock, valued on an “as converted to common” basis at an aggregate of $3,801,800, based on the market value of the Company’s common stock on the date of the transaction.

Of the 182 machines purchased, 152 were placed into operations, and 30 units deemed to be under-performing will be utilized by the Company as repair parts or sold as repair parts. The Company performed a lower of cost or market impairment analysis on the machines purchased, including writing off the purchase price allocated to the defective machines, and recorded an impairment expense of $2,097,930, which amount is included in operating expenses for the three months ended September 30, 2018.

The Agreement contains customary representations and warranties and covenants as of the Closing Date, including, without limitation, that the Equipment is (i) in good condition, (ii) free of all liens, (iii) not subject to any intellectual property rights other than software used in the Equipment and (iv) covered by certain manufacturer warranties. Because a portion of the machines were defective, certain shares of the Series B preferred stock issued in the transaction were subsequently returned to the Company and cancelled.

6. DIGIMINE ACQUISITION

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2018 and 2017 (Restated)

(Unaudited)

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

7. RELATED PARTY TRANSACTIONS

We have one executive officer, Steve Rubakh, who is currently our only full-time employee and sole member of our Board of Directors. Mr. Rubakh is paid an annual salary established by the Board of Directors and is issued shares of Series B Preferred Stock for additional compensation. The number of shares issued, generally on a quarterly basis, is at the discretion of the Board of Directors.

On March 18, 2018, the Board of Directors of the Company modified the annual compensation for Steve Rubakh, effective April 1, 2018 to include annual salary of $150,000 per year and the issuance on a quarterly basis of 5,000 shares of Series B preferred stock.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2018 and 2017 (Restated)

(Unaudited)

On July 1, 2018, the Company issued to Mr. Rubakh 5,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $417,000. The stock-based compensation – related party is included in general and administrative expenses for the three months ended September 30, 2018.

On August 1, 2017, the Company issued to Mr. Rubakh 30,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $9,000. The stock-based compensation – related party is included in general and administrative expenses for the three months ended September 30, 2017.

Amounts due to related party, including accrued salary to Mr. Rubakh, totaled $48,975 and $20,974 as of September 30, 2018 and June 30, 2018, respectively.

8. CONVERTIBLE NOTES PAYABLE

Convertible notes payable, all classified as current, consist of the following at September 30, 2018:

		Debt
	Principal	Discount	Net

Geneva Roth Remark Holdings, Inc.	$128,000	$47,418	$80,582

BHP Capital NY, Inc.	52,000	46,326	5,674

Armada Investment Fund, LLC	52,000	46,327	5,673

Total	$232,000	$140,071	$91,929

On September 17, 2018, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Geneva”) in the principal amount of $128,000. The note matures on September 26, 2019 and bears interest at 10%. A debt discount of $49,169 was recorded, including a derivative liability of $46,169. Geneva has the right beginning on the date that is 170 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of September 30, 2018, $1,751 of the debt discount had been amortized and there was accrued interest payable of $459. The Company recorded a derivative liability of $45,818 as of September 30, 2018.

On September 26, 2018, the Company entered into a convertible promissory note with with BHP Capital NY, Inc. (“BHP”) in the principal amount of $52,000, with an original issue discount of $2,000. The note matures on September 17, 2019 and bears interest at 8%. BHP was issued 75,000 shares of the Company’s common stock valued at $26,625 as a fee. A debt discount of $46,840 was recorded, including a derivative liability of $17,687. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of September 30, 2018, $513 of the debt discount had been amortized and there was accrued interest payable of $46. The Company recorded a derivative liability of $17,635 as of September 30, 2018.

On September 26, 2018, the Company entered into a convertible promissory note with with Armada Investment Fund, LLC (“Armada”) in the principal amount of $52,000, with an original issue discount of $2,000. The note matures on September 17, 2019 and bears interest at 8%. Armada was issued 75,000 shares of the Company’s common stock valued at $26,625 as a fee. A debt discount of $46,840 was recorded, including a derivative liability of $17,687. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of September 30, 2018, $513 of the debt discount had been amortized and there was accrued interest payable of $46. The Company recorded a derivative liability of $17,635 as of September 30, 2018.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2018 and 2017 (Restated)

(Unaudited)

9. STOCKHOLDERS’ DEFICIT

Preferred Stock

Series A Preferred Stock

In March 2015, the Company filed with the State of Nevada a Certificate of Designation establishing the designations, preferences, limitations and relative rights of 1,000,000 shares of the Company's Series A preferred stock ("Series A Preferred Stock"). Holders of the Series A Preferred Stock have the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of Series A Preferred Stock. The shares of Series A Preferred Stock are not convertible into shares of common stock.

The Company has 1,000,000 shares of Series A Preferred Stock authorized, with 500,000 shares issued and outstanding as of September 30, 2018 and June 30, 2018, which were issued in March 2015 in consideration for services to members of the Company’s Board of Directors.

Series B Preferred Stock

On December 21, 2015, the Company filed a Certificate of Designation for a new Series B Convertible Preferred Stock with the State of Nevada following approval by the board of directors of the Company. Five Hundred (500,000) Thousand shares of the Company's authorized preferred stock are designated as the Series B Convertible Preferred Stock (the "Series B Preferred Stock"), par value of $0.001 per share and with a stated value of $0.001 per share (the "Stated Value"). Holders of Series B Preferred Stock shall be entitled to receive dividends, when and as declared by the Board of Directors out of funds legally available therefor. At any time and from time to time after the issuance of shares of the Series B Preferred Stock, each issued share of Series B Preferred Stock is convertible into One (100) Hundred shares of Common Stock ("Conversion Ratio"). The holders of the Series B Preferred Stock shall have the right to vote together with holders of Common Stock, on an as "converted basis", on any matter that the Company's shareholders may be entitled to vote on, either by written consent or by proxy. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series B Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series B Preferred Stock an amount equal to the Stated Value, and all other amounts in respect thereof then due and payable prior to any distribution or payment shall be made to the holders of any junior securities.

The Company has 500,000 shares of Series B Preferred Stock authorized, with 352,184 and 309,166 shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively.

On March 18, 2018, the Board of Directors of the Company modified the annual compensation for Steve Rubakh, effective April 1, 2018 to include annual salary of $150,000 per year and the issuance on a quarterly basis of 5,000 shares of Series B preferred stock. On July 1, 2018, the Company issued to Mr. Rubakh 5,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $417,000. The stock-based compensation – related party is included in general and administrative expenses for the three months ended September 30, 2018.

As discussed in Note 5, on August 2, 2018, the Company entered into an Asset Purchase Agreement for the purchase of 182 cryptocurrency mining machines. As consideration for the purchase of the machines, the Company issued 38,018 shares of its Series B convertible preferred stock, valued on an “as converted to common” basis at an aggregate of $3,801,800.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2018 and 2017 (Restated)

(Unaudited)

On August 1, 2017, the Company issued to Mr. Rubakh 30,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $9,000. The stock-based compensation – related party is included in general and administrative expenses for the three months ended September 30, 2017.

Common Stock

The Company has 40,000,000 shares of common stock authorized, with 9,774,103 and 8,964,103 shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively.

During the three months ended September 30, 2018, the Company issued a total of 810,000 shares of its common stock.

On August 14, 2018, 100,000 shares of common stock valued at $55,000 were issued to a consultant.

On August 23, 2018, 560,000 shares of common stock were issued to a lender in the cashless exercise of warrants recorded at par value of $560. See Note 10.

On September 26, 2018, a total of 150,000 shares of common stock valued at $53,250 were issued to two lenders as loan fees. See Note 8.

During the three months ended September 30, 2017, the Company issued a total of 2,529,837 shares of its common stock.

On July 6, 2017, 188,240 shares of common stock were issued to a lender in the cashless exercise of warrants recorded at par value of $188.

During the three months ended September 30, 2017, a total of 1,994,081 shares of the Company’s common stock, valued at $117,263, were issued in conversion of $42,276 note principal, $2,715 accrued interest payable, $40,414 in derivative liabilities, $1,949 in fees and $29,909 in penalties.

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

Warrant activity for the three months ended September 30, 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	348,375	$2.20	2.55	$-
Granted	-	$-
Exercised	(34,333)	$2.16
Forfeited or expired	-	$-

Outstanding and exercisable at September 30, 2018	314,042	$2.20	2.30	$-

Because the number of common shares to be issued under convertible notes payable is indeterminate, the Company concluded that the equity environment was tainted as of September 30, 2018. Therefore, all warrants issued prior to that date were included in the Company’s calculations of derivative liabilities.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2018 and 2017 (Restated)

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits, except as stated below.

Operating Leases

During the year ended June 30, 2018, the Company consolidated its cryptocurrency mining operations in two locations, Huntingdon Valley, Pennsylvania and Marlboro, New Jersey, where facilities are leased under operating leases. The lease for the Pennsylvania location is on a month-to-month basis at $850 per month. The lease for the New Jersey location was effective April 1, 2018 for a period of one year at a monthly rental of $6,986, with an automatic one-year renewal period with a 5% increase in the monthly rent.

12. RESTATEMENT

The Company has restated its financial statements as of September 30, 2017 and for the three months then ended to correct reporting of derivative liabilities associated with its convertible notes payable and warrants, stock-based compensation, gain on sale of investments and other miscellaneous corrections.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2018 and 2017 (Restated)

(Unaudited)

The following adjustments were made to the September 30, 2017 Restated Balance Sheet:

Integrated Ventures, Inc.
Balance Sheet

	As Originally Reported on September 30, 2017	Adjustments		As Restated September 30, 2017
ASSETS
Current assets:
Cash	$90,193	$-		$90,193
Marketable securities	112,901	-		112,901
Prepaid expenses and other current assets	5,000	-		5,000
Total current assets	208,094	-		208,094

Non-current assets:
Property and equipment	281,757	-		281,757
Deposits	700	-		700
Total assets	$490,551	$-		$490,551

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$31,901	$-		$31,901
Accrued expenses	29,498	10,781	(a)	40,279
Due to related party	5,022	(5,022)	(b)	-
Derivative liabilities	346,183	(287,828)	(c)	58,355
Convertible notes payable, net of discounts	9,590	647	(c)	10,237
Note payable	125,000	-		125,000
Total current liabilities	547,194	(281,422)		265,772

Total liabilities	547,194	(281,422)		265,772

Commitments and contingencies

Stockholders’ equity (deficit):
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding)	500	-		500
Series B preferred stock, $0.001 par value, (500,000 shares authorized, 150,000 shares issued and outstanding)	180	-		180
Common stock, $0.001 par value, (40,000,000 shares authorized, 7,742,401 shares issued and outstanding)	7,742	-		7,742
Additional paid-in capital	4,988,413	1,033,310	(c)	6,021,723
Accumulated deficit	(5,053,478)	(751,888)	(b)(c)(d)	(5,805,366)
Total stockholders’ equity (deficit)	(56,643)	281,422		224,779
Total liabilities and stockholders’ equity (deficit)	$490,551	$-		$490,551

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2018 and 2017 (Restated)

(Unaudited)

The following adjustments were made to the Restated Statement of Operations for the three months ended September 30, 2017:

Integrated Ventures, Inc.
Statement of Operations
	As Originally Reported for the Three Months Ended September 30, 2017	Adjustments		As Restated for the Three Months Ended September 30, 2017

Revenue	$-	$-		$-

Operating expenses:
General and administrative	139,877	21,481	(d)	161,358

Total operating expenses	139,877	21,481		161,358

Loss from operations	(139,877)	(21,481)		(161,358)

Other income (expense):
Interest and other income	98	-		98
Interest expense	(85,581)	(1,299)	(c)	(86,880)
Realized gain on sale of investments	281,223	-		281,223
Unrealized gain on investments	61,111	-		61,111
Loss on extinguishment of debt	(271,735)	276,410	(c)	4,675
Change in fair value of derivative liabilities	(71,835)	60,086	(c)	(11,749)

Total other income (expense)	(86,719)	335,197		248,478

Income (loss) before income taxes	(226,596)	313,716		87,120

Provision for income taxes	-	-		-

Net income (loss)	$(226,596)	$313,716		$87,120

Net income (loss) per common share:
Basic	$(0.03)	$0.04	(e)	$0.01
Diluted	$(0.03)	$0.03	(e)	$0.00

Weighted average number of common shares outstanding:
Basic	7,169,768	-		7,169,768
Diluted	7,169,768	20,579,473	(e)	27,749,240

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2018 and 2017 (Restated)

(Unaudited)

The following adjustments were made to the Restated Statement of Cash Flows for the three months ended September 30, 2017:

Integrated Ventures, Inc.
Statement of Cash Flows
	As Originally Reported for the Three Months Ended September 30, 2017	Adjustments		As Restated for the Three Months Ended September 30, 2017

Cash flows from operating activities:
Net income (loss)	$(226,596)	$313,716		$87,120
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation – related party	9,000	-		9,000
Amortization of debt discount	49,205	4,137	(c)	53,342
Amortization of original issue discount	1,347	-		1,347
Change in fair value of derivative liabilities	71,835	(60,086)		11,749
(Gain) loss on extinguishment of debt	271,735	(276,410)		(4,675)
Financing fees related to notes payable	31,858	-		31,858
Realized gain on sale of investments	(281,223)	-		(281,223)
Unrealized gain on investments	(61,111)	-		(61,111)
Changes in assets and liabilities:
Prepaid expenses and other current assets	2,500	-		2,500
Accrued interest receivable – related party	-	(98)	(f)	(98)
Accounts payable	4,484	-		4,484
Accrued expenses	(3,501)	26,232	(a)	22,731
Due to related party	(15,194)	(7,491)	(b)	(22,685)
Net cash used in operating activities	(145,661)	-		(145,661)

Cash flows from investing activities:
Net proceeds from the sale of investments	551,800	-		551,800
Increase in notes receivable – related party	(49,880)	-		(49,880)
Purchase of property and equipment	(281,757)	-		(281,757)
Net cash provided by investing activities	220,163	-		220,163

Cash flows from financing activities:	-	-		-

Net increase in cash	74,502	-		74,502
Cash, beginning of year	15,691	-		15,691
Cash, end of year	$90,193	$-		$90,193

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-		$-
Cash paid for income taxes	-	-		-
Non-cash investing and financing activities:
Common shares issued for convertible notes payable	$353,258	(235,995)	(c)	117,263
Common shares issued for due to related party	15,624	-		15,624
Common shares issued for cashless exercise of warrants	-	188	(f)	188
Debt discount for derivative liability	47,617	-		47,617
Accrued interest added to convertible notes payable	1,117	-		1,117
Settlement of derivative liabilities	-	45,788	(c)	45,788

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2018 and 2017 (Restated)

(Unaudited)

 ______________

(a) Accrued officer compensation was reclassified from accrued expenses to due to related party and accrued interest payable was increased.

(b) Accrued officer compensation was reclassified from accrued expenses to due to related party and subsequently reduced. Shareholder loans were offset by other payments and expenses and reduced.

(c) The Company engaged an outside consultant to revise derivative liabilities associated with convertible notes payable and to add derivative liabilities associated with warrants. The calculations were made for each issuance of new debt and warrants and for each conversion, exchange or exercise of debt and warrants. As a result, total derivative liabilities decreased, and modifications were made to the calculation of debt discount, interest expense for the amortization of debt discount, and change in fair value of derivative. In addition, convertible notes payable, net of discounts, decreased, interest expense decreased, and change in fair value of derivative liabilities decreased. Additionally, no loss on extinguishment of debt for note conversions was recorded, resulting in a decrease in the loss and an increase in additional paid-in capital.

(d) Total general and administrative expenses decreased as a result of corrections to certain operating expenses.

(e) As a result of the adjustments discussed above, net loss as previously reported changed to net income, changing net loss per common share to net income per common share. Common stock equivalents for convertible debt and convertible preferred stock are no longer anti-dilutive and added to basic weighted average common shares to compute diluted weighted average common shares outstanding.

(f) Disclosure added which was previously omitted.

13. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Issuance of Shares

On October 5, 2018, the Company issued to a consultant 100,000 common shares valued at $15,000.

On January 9, 2019, 3,500 shares of Series B preferred stock were issued for stock subscriptions payable of $35,000.

Return of Shares

In December 2018, a total of 2,000 shares of Series B preferred stock originally issued pursuant to an Asset Purchase Agreement were returned to the Company and cancelled.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the "Risk Factors" section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

Financial

On November 22, 2017, we successfully launched our cryptocurrency operations. For the three months ended September 30, 2018, we had total revenues of $115,245, consisting of: (1) revenues from mining operations of $100,465 received primarily in digital currencies and (2) equipment retail sales of $14,780.

In transactions on April 16 and April 30, 2018, the Company purchased a total of 247 Bitmain mining machines, together with associated assets, and restricted cash of $175,000 and $200,000 pursuant to two Asset Purchase Agreements. We assumed the lease obligation on one of the premises on which the business of digiMine operated in Marlboro, New Jersey.

On August 2, 2018, the Company entered into an Asset Purchase Agreement for the purchase of 182 Ethereum mining machines. Of the 182 machines purchased, 152 were placed into operations, and 30 units deemed to be under-performing will be utilized as repair parts by the Company or sold as repair parts.

We have consolidated our digital currency mining operations in two locations, Huntingdon Valley, Pennsylvania and Marlboro, New Jersey. In connection with this consolidation, we closed our operations in two locations in Philadelphia, Pennsylvania.

In September 2018, we completed convertible debt financing with three lenders, receiving net proceeds of $223,945.

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

RESTATEMENT OF FINANCIAL STATEMENTS FOR THE YEAR ENDED JUNE 30, 2017

The Company has restated its financial statements as of September 30, 2017 and for the three months then ended to correct reporting of derivative liabilities associated with its convertible notes payable and warrants, stock-based compensation, gain on sale of investments and other miscellaneous corrections. See Note 12 to the accompanying financial statements. Numbers used in the following financial analysis and discussion for the three months ended September 30, 2017 are taken from the restated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017

Revenues

In November 2017 we commenced operations in our first cryptocurrency mining location. Our cryptocurrency mining revenues were $100,465 for the three months ended September 30, 2018.

We also had revenues from the sale of cryptocurrency mining units that we purchased or assembled for resale of $14,780 for the three months ended September 30, 2018.

We did not have any operating revenues for the three months ended September 30, 2017.

Cost of Revenues

Cost of revenues was $201,260 for the three months ended September 30, 2018. Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation, rent, operating supplies, utilities and monitoring services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing or assembling the cryptocurrency mining units sold. We experienced a gross loss on revenues during the three months ended September 30, 2018 primarily due to high utility costs and a conservative, short useful life for mining equipment depreciation.

We did not have any cost of revenues for the three months ended September 30, 2017.

Operating Expenses

General and administrative expenses increased $395,564 to $556,922 for the three months ended September 30, 2018 from $161,358 for the three months ended September 30, 2017. The increase in the current fiscal year was due primarily to increases in stock-based compensation and other expenses supporting our cryptocurrency mining operations. Stock-based compensation in the current year included 100,000 common shares valued at $55,000 issued to a consultant and 5,000 shares of Series B convertible preferred stock to Steve Rubakh valued at $417,000. The Company is disputing whether the consultant earned the 100,000 common shares and the shares may be cancelled.

We performed a lower of cost or market impairment analysis on the cryptocurrency machines purchased in the August 2018 Asset Purchase Agreeement, including writing off the purchase price allocated to the defective machines, and recorded an impairment expense of $2,097,930 for the three months ended September 30, 2018. We reported no impairment expense for the three months ended September 30, 2017.

Other Income (Expense)

Our other income (expense) was comprised of the following for the three months ended September 30:

	2018	2017

Interest and other income	$-	$98
Interest expense	(3,324)	(86,880)
Realized gain (loss) on investments	(7,238)	281,223
Unrealized gain on investments	-	61,111
Gain on extinguishment of debt	-	4,675
Change in fair value of derivative liabilities	1,051,207	(11,749)

Total other income (expense)	$1,040,645	$248,478

Interest and other income are not currently material to our operations.

The decrease in our interest expense, which includes the amortization of debt discount and original issue discount, resulted from the extinguishment of our convertible notes payable that were outstanding during the the prior fiscal year, partially offset by interest expense on our new convertible debt closed in September 2018.

The realized loss on investments in the three months ended September 30, 2018 resulted from losses recorded on our digital currencies. The realized gain on investments in the three months ended September 30, 2017 resulted from sales of common shares of Viva Entertainment Group, Inc. (“Viva Entertainment), a former subsidiary.

In recording the market value of the Viva Entertainment common shares as of September 30, 2017, the Company recorded an unrealized gain on investments of $61,111. The Viva Entertainment shares were subsequently sold and no unrealized gain on investments was recorded at September 30, 2018.

We incurred no gain or loss on extinguishment of debt in the three months ended September 30, 2018. We incurred a gain on extinguishment of debt of $4,675 in the three months ended September 30, 2017 resulting from the overall decrease in our indebtedness.

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

Net Loss

As a result, our net loss for the three months ended September 30, 2018 was $1,700,222 compared to net income of $87,120 for the three months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have substantially improved our financial condition as of September 30, 2018 compared to June 30, 2018 as a result of the decrease in our derivative liabilities, partially offset by the increase in our convertible notes payable, net of discounts. As of September 30, 2018, the Company had total current assets of $319,947, including $199,096 in cash, and total current liabilities of $2,089,869, resulting in negative working capital of $1,769,922. Included in total current liabilities are derivative liabilities totaling $1,917,301, which we do not believe will require cash to settle. In addition, we had a total stockholders’ deficit of $281,368.

In September 2018, we entered into three convertible promissory notes that provided us net proceeds of $223,945. The notes mature one year from issuance and bear interest at rates ranging from 8% to 10%. The lenders have the right beginning on dates defined in the note agreements to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion.

Sources and Uses of Cash

We used net cash in operations of $155,227 in the three months ended September 30, 2018 as a result of our net loss of $1,700,222, non-cash gain of $1,051,207, increase in digital currencies of $100,225 and decrease in accrued expenses of $27,454, partially offset by non-cash expenses totaling $2,690,163, decrease in prepaid expenses and other current assets of $3,000, and increases in accounts payable of $2,717 and due to related party of $28,001.

By comparison, we used net cash in operations of $145,661 in the three months ended September 30, 2017 as a result of our net income of $87,120, non-cash expenses totaling $107,296, decrease in prepaid expenses and other current assets of $2,500 and increases in accounts payable of $4,485 and accrued expenses of $22,730, offset by non-cash gains totaling $347,009, increase in accrued interest receivable – related party of $98 and decrease in due to related party of $22,685.

During the three months ended September 30, 2018, we had net cash provided by investing activities of $64,308, comprised of net proeeeds from the sale of investments of $101,454, partially offset by the purchase of property and equipment of $37,146.

During the three months ended September 30, 2017, we had net cash provided by investing activities of $220,163, comprised of net proceeds from the sale of investments of $551,800, partially offset by increase in notes receivable – related party of $49,880 and purchase of property and equipment of $281,757.

During the three months ended September 30, 2018, we had net cash provided by financing activities of $248,945, comprised of proceeds from convertible notes payable of $223,945 and stock subscriptions receivable of $25,000. During the three months ended September 30, 2017, we had no net cash provided by or used in financing activities.

We will have to raise funds to complete and successfully deploy our digital mining assets and to fund our operating expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern

The Company has reported recurring net losses since its inception and used net cash in operating activities of $155,227 in the three months ended September 30, 2018. As of September 30, 2018, the Company had an accumulated deficit of $13,170,158 and a total stockholders’ deficit of $281,368. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Inventories

Inventories at September 30, 2018 consist of cryptocurrency mining units held for sale or deployment in mining operations, and are stated at the lower of cost or estimated realizable value. Payments to equipment suppliers prior to shipment of the equipment are recorded as equipment deposits.

Property and Equipment

Property and equipment, consisting primarily of computer and other cryptocurrency mining equipment (transaction verification servers) and leasehold improvements, is stated at the lower of cost or estimated realizable value and is depreciated when placed into service using the straight-line method over estimated useful lives. The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has assessed the basis of depreciation of these assets and believes they should be depreciated over a three-year period due to technological obsolescence reflecting rapid development of hardware that has faster processing capacity and other factors. Additionally, as of September 30, 2018, the Company wrote down cryptocurrency mining equipment by $2,097,930 to estimated net realizable value. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. Total impairment expense, consisting of write downs for cryptocurrency mining equipment totaled $2,097,930 for the three months ended September 30, 2018.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2018 and June 30, 2018, the amounts reported for cash, prepaid expenses and other current assets, accounts payable, accrued expenses and due to related party approximate fair value because of their short maturities.

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

At September 30, 2018, we had no financial instrument assets measured at fair value. Our marketable securities as of September 30, 2018 are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3

Marketable securities	$1,700	$1,700	$-	$-

Total assets measured at fair value	$1,700	$1,700	$-	$-

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
September 30, 2018:
Derivative liabilities	$1,917,301	$-	$-	$1,917,301

Total liabilities measured at fair value	$1,917,301	$-	$-	$1,917,301

June 30, 2018:
Derivative liabilities	$2,886,965	$-	$-	$2,886,965

Total liabilities measured at fair value	$2,886,965	$-	$-	$2,886,965

During the three months ended September 30, 2018, the Company had the following activity in its derivative liabilities:

	Convertible Notes Payable	Warrants	Put Back Rights	Total

Derivative liabilities at June 30, 2018	$-	$-	$2,886,965	$2,886,965
Addition to liabilities for new debt/warrants	81,543	-	-	81,543
Change in fair value	(455)	85,294	(1,136,046)	(1,051,207)

Derivative liabilities at September 30, 2018	$81,088	$85,294	$1,750,919	$1,917,301

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

Revenue Recognition

Effective July 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, as amended, using the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption.. There was no cumulative effect of adopting the new standard and no impact on our financial statements. The new standard provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

Our revenues currently consist of cryptocurrency mining revenues and revenues from the sale of cryptocurrency mining equipment recognized in accordance with ASC 606 as discussed above. Amounts collected from customers prior to shipment of products are recorded as deferred revenue.

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

There is currently no specific definitive guidance in GAAP or alternative accounting frameworks for the accounting for the production and mining of digital currencies and management has exercised significant judgment in determining appropriate accounting treatment for the recognition of revenue for mining of digital currencies. Management has examined various factors surrounding the substance of the Company’s operations and the guidance in ASC 606, including identifying the transaction price, when performance obligations are satisfied, and collectability is reasonably assured being the completion and addition of a block to a blockchain and the award of a unit of digital currency to the Company. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies which could result in a change in the Company’s financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. This new pronouncement, as amended, is effective January 1, 2019 for calendar-year-end public companies, or July 1, 2019 for the Company. Early adoption is permitted. The Company is unable to determine the impact on its financial statements for the adoption of the new pronouncement.

There were no new accounting pronouncements issued or proposed by the FASB during the three months ended September 30, 2018 and through the date of filing this report which the Company believes will have a material impact on its financial financial statements.

Off Balance Sheet Arrangements

We have consolidated our cryptocurrency mining operations in two locations, Huntingdon Valley, Pennsylvania and Marlboro, New Jersey, where facilities are leased under operating leases. The lease for the Pennsylvania location is on a month-to-month basis at $850 per month. The lease for the New Jersey location was effective April 1, 2018 for a period of one year at a monthly rental of $6,986, with an automatic one-year renewal period with a 5% increase in the monthly rent.

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

1.

As of September 30, 2018, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2018, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of September 30, 2018, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2018, based on the criteria established in "Internal Control-Integrated Framework" (2013 Framework) issued by the COSO.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2018, the Company issued a total of 810,000 shares of its common stock: 100,000 shares valued at $55,000 to a consultant; 560,000 shares to a lender in the cashless exercise of warrants recorded at par value of $560; and a total of 150,000 shares of common stock valued at $53,250 to two lenders as loan fees.

During the three months ended September 30, 2018, the Company issued a total of 43,018 shares of its Series B convertible preferred stock: 38,018 shares, valued at an aggregate of $3,801,800, for the purchase of 182 cryptocurrency mining machines and 5,000 shares to Steve Rubakh valued at $417,000 for stock-based compensation.

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

INTEGRATED VENTURES, INC.

Dated: January 24, 2019	By:	/s/ Steve Rubakh
Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

