Form 10-Q
period 2018-12-31
INTEGRATED VENTURES, INC.
filed 2019-02-14
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value per share, was 9,874,103 as of February 14, 2019.

INTEGRATED VENTURES, INC.

FORM 10-Q

DECEMBER 31, 2018

2

PART I – FINANCIAL INFORMATION

Integrated Ventures, Inc.
Condensed Balance Sheets

	December 31, 2018	June 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$51,627	$749
Restricted cash	-	40,321
Prepaid expenses and other current assets	3,000	9,000
Inventories	114,851	114,851
Equipment deposits	-	3,896
Marketable securities	-	1,700
Total current assets	169,478	170,517

Non-current assets:
Property and equipment, net	1,337,944	633,105
Digital currencies	-	11,227
Deposits	14,673	14,673
Total assets	$1,522,095	$829,522

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$29,487	$26,973
Accrued expenses	24,340	29,428
Due to related party	64,774	20,974
Derivative liabilities	1,002,993	2,886,965
Convertible notes payable, net of discounts	127,934	-
Total current liabilities	1,249,528	2,964,340

Total liabilities	1,249,528	2,964,340

Commitments and contingencies

Stockholders’ equity (deficit):
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of December 31, 2018 and June 30, 2018)	500	500
Series B preferred stock, $0.001 par value, (500,000 shares authorized, 350,384 and 309,166 shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively)	350	309
Common stock, $0.001 par value, (40,000,000 shares authorized, 9,874,103 and 8,964,103 shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively)	9,875	8,965
Additional paid-in capital	12,843,224	9,290,344
Stock subscriptions payable	60,000	35,000
Accumulated deficit	(12,641,382)	(11,469,936)
Total stockholders’ equity (deficit)	272,567	(2,134,818)
Total liabilities and stockholders’ equity (deficit)	$1,522,095	$829,522

See notes to condensed financial statements

Integrated Ventures, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
		(Restated)		(Restated)
Revenues:
Cryptocurrency mining	$77,913	$59,498	$178,378	$59,498
Sales of cryptocurrency mining equipment	9,557	45,590	24,337	45,590
Total revenues	87,470	105,088	202,715	105,088

Cost of revenues	232,896	50,256	434,156	50,256

Gross margin (loss)	(145,426)	54,832	(231,441)	54,832

Operating expenses:
General and administrative	173,512	498,228	730,434	659,586
Impairment of assets	-	-	2,097,930	-

Total operating expenses	173,512	498,228	2,828,364	659,586

Loss from operations	(318,938)	(443,396)	(3,059,805)	(604,754)

Other income (expense):
Interest and other income	-	1,304	-	1,402
Interest expense	(41,328)	(56,827)	(44,652)	(143,707)
Realized gain (loss) on investments	(25,266)	7,193	(32,504)	288,416
Unrealized loss on investments	-	(64,987)	-	(3,876)
Gain on extinguishment of debt	-	3,259	-	7,934
Change in fair value of derivative liabilities	914,308	(404,539)	1,965,515	(416,288)
Loss on settlement of warrants	-	(25,000)	-	(25,000)

Total other income (expense)	847,714	(539,597)	1,888,359	(291,119)

Income (loss) before income taxes	528,776	(982,993)	(1,171,446)	(895,873)

Provision for income taxes	-	-	-	-

Net income (loss)	$528,776	$(982,993)	$(1,171,446)	$(895,873)

Net income (loss) per common share:
Basic	$0.05	$(0.12)	$(0.12)	$(0.12)
Diluted	$0.01	$(0.12)	$(0.12)	$(0.12)

Weighted average number of common shares outstanding:
Basic	9,868,668	8,252,873	9,560,842	7,711,319
Diluted	46,817,888	8,252,873	9,560,842	7,711,319

See notes to condensed financial statements

Integrated Ventures, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2018	2017
		(Restated)
Cash flows from operating activities:
Net loss	$(1,171,446)	$(895,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	246,996	8,702
Stock-based compensation – related party	417,000	409,000
Stock-based compensation	80,159	-
Amortization of debt discount	38,782	108,121
Amortization of original issue discount	-	1,347
Impairment of assets	2,097,930	-
Change in fair value of derivative liability	(1,965,515)	416,288
Loss on settlement of warrants	-	25,000
Gain on extinguishment of debt	-	(7,934)
Financing fees related to notes payable	-	32,358
Realized (gain) loss on sale of investments	32,504	(288,416)
Unrealized loss on investments	-	3,876
Changes in assets and liabilities:
Digital currencies	(179,316)	(71,543)
Prepaid expenses and other current assets	6,000	5,000
Accrued interest receivable – related party	-	(98)
Inventories	-	(17,730)
Accounts payable	2,514	(827)
Accrued expenses	(5,088)	6,411
Due to related party	43,800	(7,060)
Net cash used in operating activities	(355,680)	(273,378)

Cash flows from investing activities:
Net proceeds from the sale of investments	159,739	579,460
Increase in notes receivable – related party	-	(49,880)
Purchase of property and equipment	(42,447)	(310,832)
Net cash provided by investing activities	117,292	218,748

Cash flows from financing activities:
Proceeds from convertible notes payable	223,945	-
Proceeds from sale of preferred stock	-	125,000
Proceeds from stock subscriptions payable	25,000	35,000
Net cash provided by financing activities	248,945	160,000

Net increase in cash	10,557	105,370
Cash, beginning of period	41,070	15,691

Cash, end of period	$51,627	$121,061

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,257	$-
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Equipment deposits for property and equipment	$3,896	$-
Common shares issued for cashless exercise of warrants	560	188
Common shares issued for debt discount	53,250	-
Debt discount for derivative liability	81,543	72,617
Series B preferred shares for property and equipment	3,003,422	-
Series B preferred shares returned and cancelled	2	-
Settlement of derivative liabilities	-	405,970
Common shares issued for convertible notes payable	-	149,049
Common shares issued for accrued compensation	-	15,625
Accrued interest payable added to note payable	-	1,117
Note receivable and accrued interest receivable – related party for marketable securities	-	66,850

See notes to condensed financial statements

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Six Months Ended December 31, 2018 and 2017 (Restated)

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim periods ended December 31, 2018 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2019. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 filed on December 27, 2018 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Six Months Ended December 31, 2018 and 2017 (Restated)

(Unaudited)

Restatement

The Company is restating its condensed financial statements for the three months and six months ended December 31, 2017 to correct reporting of derivative liabilities associated with its convertible notes payable and warrants, stock-based compensation, gain on sale of investments and other miscellaneous corrections.

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

Digital Currencies

Digital currencies consist of Bitcoin, Litecoin and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update (“ASU”) No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains on the sale of digital currencies are included in other income (expense) in the statements of operations.

Inventories

Inventories at December 31 and June 30, 2018 consist of cryptocurrency mining units held for sale or deployment in mining operatons, and are stated at the lower of cost or estimated realizable value. Payments to equipment suppliers prior to shipment of the equipment are recorded as equipment deposits.

Property and Equipment

Property and equipment, consisting primarily of computer and other cryptocurrency mining equipment (transaction verification servers) and leasehold improvements, is stated at the lower of cost or estimated realizable value and is depreciated when placed into service using the straight-line method over estimated useful lives. The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has assessed the basis of depreciation of these assets and believes they should be depreciated over a three-year period due to technological obsolescence reflecting rapid development of hardware that has faster processing capacity and other factors. Additionally, during the six months ended December 31, 2018, the Company wrote down cryptocurrency mining equipment by $2,097,930 to estimated net realizable value. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Six Months Ended December 31, 2018 and 2017 (Restated)

(Unaudited)

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. Total impairment expense, consisting of write downs for cryptocurrency mining equipment totaled $2,097,930 for the six months ended December 31, 2018.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2018 and June 30, 2018, the amounts reported for cash, prepaid expenses and other current assets, accounts payable, accrued expenses and due to related party approximate fair value because of their short maturities.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Six Months Ended December 31, 2018 and 2017 (Restated)

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

At December 31, 2018, we had no financial instrument assets measured at fair value. Our marketable securities as of June 30, 2018 are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3

Marketable securities	$1,700	$1,700	$-	$-

Total assets measured at fair value	$1,700	$1,700	$-	$-

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2018:
Derivative liabilities	$1,002,993	$-	$-	$1,002,993

Total liabilities measured at fair value	$1,002,993	$-	$-	$1,002,993

June 30, 2018:
Derivative liabilities	$2,886,965	$-	$-	$2,886,965

Total liabilities measured at fair value	$2,886,965	$-	$-	$2,886,965

During the six months ended December 31, 2018, the Company had the following activity in its derivative liabilities:

	Convertible Notes Payable	Warrants	Put Back Rights	Total

Derivative liabilities at June 30, 2018	$-	$-	$2,886,965	$2,886,965
Addition to liabilities for new debt/warrants	81,543	-	-	81,543
Change in fair value	(385)	47,528	(2,012,658)	(1,965,515)

Derivative liabilities at December 31, 2018	$81,158	$47,528	$874,307	$1,002,993

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Six Months Ended December 31, 2018 and 2017 (Restated)

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Six Months Ended December 31, 2018 and 2017 (Restated)

(Unaudited)

Income Taxes

The Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded an asset for unrecognized tax benefits. As of December 31, 2018, tax years 2018, 2017, 2016 and 2015 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

The common shares used in the computation of basic and diluted net income (loss) per share are reconciled as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Weighted average number of shares outstanding – basic	9,868,668	8,252,873	9,560,842	7,711,319
Dilutive effect of convertible debt	1,910,820	-	-	-
Dilutive effect of Series B convertible preferred stock	35,038,400	-	-	-

Weighted average number of shares outstanding – diluted	46,817,888	8,252,873	9,560,842	7,711,319

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Six Months Ended December 31, 2018 and 2017 (Restated)

(Unaudited)

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

There were no new accounting pronouncements issued or proposed by the FASB during the six months ended December 31, 2018 and through the date of filing this report which the Company believes will have a material impact on its financial financial statements.

Reclassifications

Certain amounts in the condensed financial statements for the prior-year periods have been reclassified to conform to the presentation for the current-year periods.

3. GOING CONCERN

The Company has reported recurring net losses since its inception and used net cash in operating activities of $355,680 in the six months ended December 31, 2018. As of December 31, 2018, the Company had an accumulated deficit of $12,641,382. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to reach a successful level of operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

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

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	December 31, 2018	June 30, 2018

Cryptocurrency mining equipment	$1,483,194	$573,806
Furniture and equipment	16,366	14,427
Leasehold improvements	143,440	102,932

Total	1,643,000	691,165
Less accumulated depreciation and amortization	(305,056)	(58,060)

Net	$1,337,944	$633,105

Depreciation and amortization expense, included in cost of revenues, for the three months ended December 31, 2018 and 2017 was $136,778 and $8,702, respectively. Depreciation and amortization expense, included in cost of revenues, for the six months ended December 31, 2018 and 2017 was $246,996 and $8,702, respectively.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Six Months Ended December 31, 2018 and 2017 (Restated)

(Unaudited)

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

Of the 182 machines purchased, 152 were placed into operations, and 30 units deemed to be under-performing will be utilized by the Company as repair parts or sold as repair parts. The Company performed a lower of cost or market impairment analysis on the machines purchased, including writing off the purchase price allocated to the defective machines, and recorded an impairment expense of $2,097,930, which amount is included in operating expenses for the six months ended December 31, 2018.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Six Months Ended December 31, 2018 and 2017 (Restated)

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

The Company performed an impairment analysis on the goodwill at June 30, 2018 and recorded an impairment expense of $4,153,510, which amount is included in operating expenses for the year ended June 30, 2018. The total cash acquired of $375,000 was restricted to fund digital mining operations. As of December 31, 2018, the restricted cash had been fully utilized in digital mining operations.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Six Months Ended December 31, 2018 and 2017 (Restated)

(Unaudited)

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

On July 1, 2018, the Company issued to Mr. Rubakh 5,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $417,000. The stock-based compensation – related party is included in general and administrative expenses for the six months ended December 31, 2018.

On August 1, 2017, the Company issued to Mr. Rubakh 30,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $9,000. The stock-based compensation – related party is included in general and administrative expenses for the six months ended December 31, 2017.

On August 31, 2017, Steve Rubakh converted accrued compensation of $15,625 into 347,222 common shares of the Company.

Amounts due to related party, including accrued salary to Mr. Rubakh, totaled $64,774 and $20,974 as of December 31, 2018 and June 30, 2018, respectively.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Six Months Ended December 31, 2018 and 2017 (Restated)

(Unaudited)

8. CONVERTIBLE NOTES PAYABLE

Convertible notes payable, all classified as current, consist of the following at December 31, 2018:

		Debt
	Principal	Discount	Net

Geneva Roth Remark Holdings, Inc.	$128,000	$35,025	$92,975

BHP Capital NY, Inc.	52,000	34,520	17,480

Armada Investment Fund, LLC	52,000	34,521	17,479

Total	$232,000	$104,066	$127,934

On September 17, 2018, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Geneva”) in the principal amount of $128,000. The note matures on September 26, 2019 and bears interest at 10%. A debt discount of $49,169 was recorded, including a derivative liability of $46,169. Geneva has the right beginning on the date that is 170 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of December 31, 2018, $14,144 of the debt discount had been amortized and there was accrued interest payable of $3,682. The Company recorded a derivative liability of $45,046 as of December 31, 2018.

On September 26, 2018, the Company entered into a convertible promissory note with with BHP Capital NY, Inc. (“BHP”) in the principal amount of $52,000, with an original issue discount of $2,000. The note matures on September 17, 2019 and bears interest at 8%. BHP was issued 75,000 shares of the Company’s common stock valued at $26,625 as a fee. A debt discount of $46,840 was recorded, including a derivative liability of $17,687. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of December 31, 2018, $12,320 of the debt discount had been amortized and there was accrued interest payable of $1,094. The Company recorded a derivative liability of $18,056 as of December 31, 2018.

On September 26, 2018, the Company entered into a convertible promissory note with with Armada Investment Fund, LLC (“Armada”) in the principal amount of $52,000, with an original issue discount of $2,000. The note matures on September 17, 2019 and bears interest at 8%. Armada was issued 75,000 shares of the Company’s common stock valued at $26,625 as a fee. A debt discount of $46,840 was recorded, including a derivative liability of $17,687. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of December 31, 2018, $12,319 of the debt discount had been amortized and there was accrued interest payable of $1,094. The Company recorded a derivative liability of $18,056 as of December 31, 2018.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Six Months Ended December 31, 2018 and 2017 (Restated)

(Unaudited)

9. STOCKHOLDERS’ DEFICIT

Preferred Stock

Series A Preferred Stock

In March 2015, the Company filed with the State of Nevada a Certificate of Designation establishing the designations, preferences, limitations and relative rights of 1,000,000 shares of the Company’s Series A preferred stock (“Series A Preferred Stock”). Holders of the Series A Preferred Stock have the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of Series A Preferred Stock. The shares of Series A Preferred Stock are not convertible into shares of common stock.

The Company has 1,000,000 shares of Series A Preferred Stock authorized, with 500,000 shares issued and outstanding as of December 31, 2018 and June 30, 2018, which were issued in March 2015 in consideration for services to members of the Company’s Board of Directors.

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

The Company has 500,000 shares of Series B Preferred Stock authorized, with 350,384 and 309,166 shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively.

On March 18, 2018, the Board of Directors of the Company modified the annual compensation for Steve Rubakh, effective April 1, 2018 to include annual salary of $150,000 per year and the issuance on a quarterly basis of 5,000 shares of Series B preferred stock. On July 1, 2018, the Company issued to Mr. Rubakh 5,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $417,000. The stock-based compensation – related party is included in general and administrative expenses for the six months ended December 31, 2018.

As discussed in Note 5, on August 2, 2018, the Company entered into an Asset Purchase Agreement for the purchase of 182 cryptocurrency mining machines. As consideration for the purchase of the machines, the Company issued 38,018 shares of its Series B convertible preferred stock, valued on an “as converted to common” basis at an aggregate of $3,801,800. In December 2018, a total of 1,800 shares of Series B preferred stock originally issued pursuant to the Asset Purchase Agreement were returned to the Company and cancelled.

On August 1, 2017, the Company issued to Mr. Rubakh 30,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $9,000. The stock-based compensation – related party is included in general and administrative expenses for the six months ended December 31, 2017.

On October 25, 2017, four investors entered into subscription agreements for the purchase of a total of 16,000 shares of Series B Preferred stock for cash at $10 per share. Through December 31, 2017, 12,500 of the shares had been issued for an investment of $125,000. As of December 31, 2018 and June 30, 2018, a stock subscription payable of $35,000 was recorded for unissued shares.

On November 1, 2017, the Company issued to Mr. Rubakh 40,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $400,000. The stock-based compensation – related party is included in general and administrative expenses for the six months ended December 31, 2017.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Six Months Ended December 31, 2018 and 2017 (Restated)

(Unaudited)

Common Stock

The Company has 40,000,000 shares of common stock authorized, with 9,874,103 and 8,964,103 shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively.

During the six months ended December 31, 2018, the Company issued a total of 910,000 shares of its common stock.

On August 14, 2018, 100,000 shares of common stock valued at $55,000, based on the closing market price of stock on the date of grant, were issued to a consultant.

On August 23, 2018, 560,000 shares of common stock were issued to a lender in the cashless exercise of warrants recorded at par value of $560. See Note 10.

On September 26, 2018, a total of 150,000 shares of common stock valued at $53,250, based on the closing market price of stock on the date of grant, were issued to two lenders as loan fees. See Note 8.

On October 5, 2018, 100,000 shares of common stock valued at $25,160, based on the closing market price of stock on the date of grant, were issued to a consultant.

During the six months ended December 31, 2017, the Company issued a total of 3,175,774 shares of its common stock.

A total of 2,640,017 shares of the Company’s common stock, valued at $149,049, were issued in conversion of $55,760 note principal, $2,715 accrued interest payable, $58,216 in derivative liabilities, $2,449 in fees and $29,909 in penalties.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Six Months Ended December 31, 2018 and 2017 (Restated)

(Unaudited)

10. WARRANTS

The Company has granted warrants to non-employee lenders in connection with the issuance of certain convertible promissory notes and to an investor in connection with the purchase of common shares of the Company. The Company has also granted warrants to officers and directors. Certain of the warrants have been subsequently surrendered to the Company and cancelled.

Warrant activity for the six months ended December 31, 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	348,375	$2.20	2.55	$-
Granted	-	$-
Exercised	(34,333)	$2.16
Forfeited or expired	-	$-

Outstanding and exercisable at December 31, 2018	314,042	$2.20	2.05	$-

Because the number of common shares to be issued under convertible notes payable is indeterminate, the Company concluded that the equity environment was tainted as of December 31, 2018. Therefore, all warrants issued prior to that date were included in the Company’s calculations of derivative liabilities.

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Leases

During the year ended June 30, 2018, the Company consolidated its cryptocurrency mining operations in two locations, Huntingdon Valley, Pennsylvania and Marlboro, New Jersey, where facilities are leased under operating leases. The lease for the Pennsylvania location is on a month-to-month basis at $850 per month. The lease for the New Jersey location was effective April 1, 2018 for a period of one year at a monthly rental of $6,986, with an automatic one-year renewal period with a 5% increase in the monthly rent. We have negotiated reductions in the monthly rental at the New Jersey location for certain months in fiscal year 2019.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Six Months Ended December 31, 2018 and 2017 (Restated)

(Unaudited)

12. RESTATEMENT

The Company has restated its financial statements as of December 31, 2017 and for the three months and six months then ended to correct reporting of derivative liabilities associated with its convertible notes payable and warrants, stock-based compensation, gain on sale of investments and other miscellaneous corrections.

The following adjustments were made to the December 31, 2017 Restated Balance Sheet:

Integrated Ventures, Inc.
Balance Sheet

	As Originally Reported on December 31, 2017	Adjustments		As Restated December 31, 2017
ASSETS
Current assets:
Cash	$121,061	$-		$121,061
Accounts receivable	15,000	-		15,000
Digital currencies	43,786	(43,786	)(a)	-
Prepaid expenses and other current assets	2,500	-		2,500
Inventories	17,730	-		17,730
Marketable securities	1,760	-		1,760
Total current assets	201,837	(43,786)		158,051

Non-current assets:
Property and equipment	305,568	(3,438	)(c)	302,130
Digital currencies	-	43,786	(a)	43,786
Deposits	700	-		700
Total assets	$508,105	$(3,438)		$504,667

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$23,331	$-		$23,331
Accrued expenses	29,745	8,468	(b)	38,213
Due to related party	993	(993	)(b)	-
Derivative liabilities	21,419	63,404	(d)	84,823
Convertible notes payable, net of discounts	14,458	-		14,458
Note payable	125,000	-		125,000
Total current liabilities	214,946	70,879		285,825

Total liabilities	214,946	70,879		285,825

Commitments and contingencies

Stockholders’ equity (deficit):
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding)	500	-		500
Series B preferred stock, $0.001 par value, (500,000 shares authorized, 232,500 shares issued and outstanding)	233	-		233
Common stock, $0.001 par value, (40,000,000 shares authorized, 8,388,337 shares issued and outstanding)	8,388	-		8,388
Additional paid-in capital	5,538,477	1,424,603	(d)(f)	6,963,080
Stock subscription payable	35,000	-		35,000
Accumulated deficit	(5,289,439)	(1,498,920	)(b)(c)(d)(e)	(6,788,359)
Total stockholders’ equity (deficit)	293,159	(74,317)		218,842
Total liabilities and stockholders’ equity (deficit)	$508,105	$(3,438)		$504,667

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Six Months Ended December 31, 2018 and 2017 (Restated)

(Unaudited)

The following adjustments were made to the Restated Statement of Operations for the three months ended December 31, 2017:

Integrated Ventures, Inc.
Statement of Operations

	As Originally Reported for the Three Months Ended December 31, 2017	Adjustments		As Restated for the Three Months Ended December 31, 2017

Revenues:
Cryptocurrency mining	$59,498	$-		$59,498
Sales of cryptocurrencymining equipment	45,590	-		45,590
Total revenues	105,088	-		105,088

Cost of revenues	46,818	3,438	(c)	50,256

Gross margin	58,270	(3,438)		54,832

Operating expenses:
General and administrative	494,247	3,981	(e)	498,228

Total operating expenses	494,247	3,981		498,228

Loss from operations	(435,977)	(7,419)		(443,396)

Other income (expense):
Interest and other income	1,304	-		1,304
Interest expense	(34,738)	(22,089	)(b)(d)	(56,827)
Realized gain on sale of investments	85,911	(78,718	)(f)	7,193
Unrealized loss on investments	(64,987)	-		(64,987)
Gain on extinguishment of debt	3,259	-		3,259
Change in fair value of derivative liabilities	273,032	(677,571	)(d)	(404,539)
Loss on settlement of warrants	(63,765)	38,765	(d)	(25,000)

Total other income (expense)	200,016	(739,613)		(539,597)

Loss before income taxes	(235,961)	(747,032)		(982,993)

Provision for income taxes	-	-		-

Net loss	$(235,961)	$(747,032)		$(982,993)

Net loss per common share:
Basic	$(0.03)	$(0.09	)(g)	$(0.12)

Weighted average number of common shares outstanding:
Basic	8,252,873	-		8,252,873

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Six Months Ended December 31, 2018 and 2017 (Restated)

(Unaudited)

The following adjustments were made to the Restated Statement of Operations for the six months ended December 31, 2017:

Integrated Ventures, Inc.
Statement of Operations

	As Originally Reported for the Six Months Ended December 31, 2017	Adjustments		As Restated for the Six Months Ended December 31, 2017

Revenues:
Cryptocurrency mining	$59,498	$-		$59,498
Sales of cryptocurrencymining equipment	45,590	-		45,590
Total revenues	105,088	-		105,088

Cost of revenues	46,818	3,438	(c)	50,256

Gross margin	58,270	(3,438)		54,832

Operating expenses:
General and administrative	634,124	25,462	(e)	659,586

Total operating expenses	634,124	25,462		659,586

Loss from operations	(575,854)	(28,900)		(604,754)

Other income (expense):
Interest and other income	1,402	-		1,402
Interest expense	(120,319)	(23,388	)(b)(d)	(143,707)
Realized gain on sale of investments	367,134	(78,718	)(f)	288,416
Unrealized loss on investments	(3,876)	-		(3,876)
Gain (loss) on extinguishment of debt	(268,476)	276,410	(d)	7,934
Change in fair value of derivative liabilities	201,197	(617,485	)(d)	(416,288)
Loss on settlement of warrants	(63,765)	38,765	(d)	(25,000)

Total other income (expense)	113,297	(404,416)		(291,119)

Loss before income taxes	(462,557)	(433,316)		(895,873)

Provision for income taxes	-	-		-

Net loss	$(462,557)	$(433,316)		$(895,873)

Net loss per common share:
Basic	$(0.06)	$(0.06	)(g)	$(0.12)

Weighted average number of common shares outstanding:
Basic	7,711,319	-		7,711,319

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Six Months Ended December 31, 2018 and 2017 (Restated)

(Unaudited)

The Following adjustments were made to the Restated Statement of Cash Flows for the six months ended December 31, 2017:

Integrated Ventures, Inc.
Statement of Cash Flows

	As Originally Reported for the Six Months Ended December 31, 2017	Adjustments		As Restated for the Six Months Ended December 31, 2017

Cash flows from operating activities:
Net loss	$(462,557)	$(433,316	)(b)(c)(d)(e)(f)	(895,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,264	3,438	(c)	8,702
Stock-based compensation – related party	409,000	-		409,000
Amortization of debt discount	79,631	28,490	(d)	108,121
Amortization of original issue discount	1,347	-		1,347
Change in fair value of derivative liabilities	(201,197)	617,485	(d)	416,288
(Gain) loss on extinguishment of debt	268,476	(276,410	)(d)	(7,934)
Financing fees related to notes payable	32,358	-		32,358
Realized gain on sale of investments	(367,134)	78,718	(f)	(288,416)
Unrealized loss on investments	3,876	-		3,876
Loss on settlement of warrants	63,765	(38,765	)(d)	25,000
Changes in assets and liabilities:
Digital currencies	(61,892)	(9,651	)(b)	(71,543)
Prepaid expenses and other current assets	5,000	-		5,000
Inventories	(17,730)	-		(17,730)
Accrued interest receivable – related party	(98)	-		(98)
Accounts payable	(827)	-		(827)
Accrued expenses	(1,786)	8,197	(b)	6,411
Due to related party	(19,223)	12,163	(b)	(7,060)
Net cash used in operating activities	(263,727)	(9,651)		(273,378)

Cash flows from investing activities:
Net proceeds from the sale of investments	579,460	-		579,460
Purchase of investments	(9,651)	9,651	(b)	-
Increase in notes receivable – related party	(49,880)	-		(49,880)
Purchase of property and equipment	(310,832)	-		(310,832)
Net cash provided by investing activities	209,097	9,651		218,748

Cash flows from financing activities:
Proceeds from sale of preferred stock	125,000	-		125,000
Proceeds from stock subscriptions payable	35,000	-		35,000

Net cash provided by financing activities	160,000	-		160,000

Net increase in cash	105,370	-		105,370
Cash, beginning of period	15,691	-		15,691
Cash, end of period	$121,061	$-		121,061

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Six Months Ended December 31, 2018 and 2017 (Restated)

(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-		$-
Cash paid for income taxes	-	-		-
Non-cash investing and financing activities:
Common shares issued for convertible notes payable	$379,021	(229,972	)(d)	149,049
Common shares issued for due to related party	15,625	-		15,625
Common shares issued for cashless exercise of warrants	188	-		188
Debt discount for derivative liability	47,617	25,000	(d)	72,617
Accrued interest added to convertible notes payable	1,117	-		1,117
Settlement of derivative liabilities	-	405,970	(d)	405,970
Marketable securities for conversion of notes receivable	66,850	-		66,850
Marketable securities exchanged for note payable	(37,074)	37,074	(d)	-
Marketable securities exchanged for accrued expenses	(1,370)	1,370	(d)	-
Marketable securities exchanged for derivative liabilities	(78,718)	78,718	(d)	-
Marketable securities exchanged for accounts receivable	(15,000)	15,000	(d)	-
Note payable issued in settlement of warrants	25,000	(25,000	)(d)	-
Derivative liabilities extinguished in settlement of warrants	67,064	(67,064	)(d)	-

_________________

(a)	Reclassified digital currencies from current to long-term asset.
(b)	Accrued officer compensation was reclassified from accrued expenses to due to related party and subsequently reduced. Accrued interest payable was increased.
(c)	Reduced useful life for depreciation from 5 years to 3 years.
(d)	The Company engaged an outside consultant to revise derivative liabilities associated with convertible notes payable and to add derivative liabilities associated with warrants. The calculations were made for each issuance of new debt and warrants and for each conversion, exchange or exercise of debt and warrants. As a result, total derivative liabilities increased, and modifications were made to the calculation of debt discount, interest expense for the amortization of debt discount, and change in fair value of derivative liabilities. In addition, convertible notes payable, net of discounts, increased, interest expense increased, and change in fair value of derivative liabilities decreased. Additionally, no loss on extinguishment of debt for note conversions was recorded, resulting in a decrease in the loss and an increase in additional paid-in capital.
(e)	Total general and administrative expenses decreased as a result of corrections to certain operating expenses.
(f)	Adjusted realized gain on sale of investments, including recording gain on sale of related party investment to capital.
(g)	As a result of the adjustments discussed above, net loss and net loss per share increased.

13. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Increase in Authorized Shares

On January 25, 2019, the Board of Directors of the Company approved a resolution to increase the number of authorized common shares to 250,000,000 shares and the number of authorized preferred shares to 20,000,000 shares.

Issuance of Series B Preferred Shares

On January 9, 2019, 3,500 shares of Series B preferred stock were issued for stock subscriptions payable of $35,000.

On January 24, 2019, 5,000 shares of Series B preferred stock were issued to Steve Rubakh for compensation valued on an “as converted to common” basis at $80,000.

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

Financial

On November 22, 2017, we successfully launched our cryptocurrency operations. For the six months ended December 31, 2018, we had total revenues of $202,715, consisting of: (1) revenues from mining operations of $178,378 received primarily in digital currencies and (2) equipment and parts retail sales of $24,337.

In transactions on April 16 and April 30, 2018, the Company purchased a total of 247 Bitmain mining machines, together with associated assets, and restricted cash of $175,000 and $200,000 pursuant to two Asset Purchase Agreements. We assumed the lease obligation on one of the premises on which the business of digiMine operated in Marlboro, New Jersey.

On August 2, 2018, the Company entered into an Asset Purchase Agreement for the purchase of 182 Ethereum mining machines. Of the 182 machines purchased, 152 were placed into operations, and 30 units deemed to be under- performing will be utilized as repair parts by the Company or sold as repair parts.

We have consolidated our digital currency mining operations in two locations, Huntingdon Valley, Pennsylvania and Marlboro, New Jersey. In connection with this consolidation, we closed our operations in two locations in Philadelphia, Pennsylvania.

In September 2018, we completed convertible debt financing with three lenders, receiving net proceeds of $223,945.

Reseller Agreement

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

RESTATEMENT OF FINANCIAL STATEMENTS FOR THE YEAR ENDED JUNE 30, 2017

The Company has restated its financial statements as of December 31, 2017 and for the three months and six months then ended to correct reporting of derivative liabilities associated with its convertible notes payable and warrants, stock-based compensation, gain on sale of investments and other miscellaneous corrections. See Note 12 to the accompanying financial statements. Numbers used in the following financial analysis and discussion for the three months and six months ended December 31, 2017 are taken from the restated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2018 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2017

Revenues

In November 2017 we commenced operations in our first cryptocurrency mining location. Our cryptocurrency mining revenues increased to $77,913 in the three months ended December 31, 2018 from $59,498 in the three months ended December 31, 2017, and increased to $178,378 in the six months ended December 31, 2018 from $59,498 in the six months ended December 31, 2017. As discussed above, we operated out of two locations during the first six months of the current fiscal year compared to only one location in the prior fiscal year with operations commencing in November 2017. In addition, the number of cryptocurrency mining units utilized in operation has significantly increased in the current fiscal year as a result of the digiMine acquisition in April 2018 and an Asset Purchase Agreement in August 2018.

We also had revenues from the sale of cryptocurrency mining units that we purchased or assembled for resale and parts totaling $9,557 in the three months ended December 31, 2018 compared to $45,590 in the three months ended December 31, 2017 and totaling $24,337 in the six months ended December 31, 2018 compared to $45,590 in the six months ended December 31, 2017. The decrease in these revenues in the current fiscal year resulted from a lower retail demand for our model of cryptocurrency mining units, partially offset by an increase in the sales of parts.

Cost of Revenues

Cost of revenues was $232,896 in the three months ended December 31, 2018 compared to $50,256 in the six months ended December 31, 2017, and $434,156 in the six months ended December 31, 2018 compared to $50,256 in the six months ended December 31, 2017. Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation, rent, operating supplies, utilities and monitoring services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing or assembling the cryptocurrency mining units sold. We are currently experiencing a gross loss on revenues during the current fiscal year primarily due to high utility costs and a conservative, short useful life for mining equipment depreciation. In addition, we currently operate in two fully equipped locations with substantially more cryptocurrency mining units utilized.

Operating Expenses

General and administrative expenses decreased $324,716 to $173,512 for the three months ended December 31, 2018 from $498,228 for the three months ended December 31, 2017. The decrease in the second quarter of the current fiscal year was due primarily to a decrease in stock-based compensation, partially offset by increases in other expenses supporting our expanded cryptocurrency mining operations. General and administrative expenses increased $70,848 to $730,434 in the six months ended December 31, 2018 from $659,586 in the six months ended December 31, 2017. The increase on a year-to-date basis is due primarily to the increased expenses supporting our expanded cryptocurrency mining operations. Stock-based compensation in six months ended December 31, 2018 included 200,000 total common shares valued at $80,160 issued to a consultant where the Company is disputing whether the consultant earned the 200,000 common shares and the shares may be cancelled.

We performed a lower of cost or market impairment analysis on the cryptocurrency machines purchased in the August 2018 Asset Purchase Agreeement, including writing off the purchase price allocated to the defective machines, and recorded an impairment expense of $2,097,930 during the six months ended December 31, 2018. We reported no impairment expense for the three months ended December 31, 2018 and 2017 and the six months ended December 31, 2017.

Other Income (Expense)

Our other income (expense) was comprised of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Interest and other income	$-	$1,304	$-	$1,402
Interest expense	(41,328)	(56,827)	(44,652)	(143,707)
Realized gain (loss) on investments	(25,266)	7,193	(32,504)	288,416
Unrealized loss on investments	-	(64,987)	-	(3,876)
Gain on extinguishment of debt	-	3,259	-	7,934
Change in fair value of derivative liabilities	914,308	(404,539)	1,965,515	(416,288)
Loss on settlement of warrants	-	(25,000)	-	(25,000)

Total other income (expense)	$847,714	$(539,597)	$1,888,359	$(291,119)

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

The realized loss on investments in the three months and six months ended December 31, 2018 resulted from losses recorded on our digital currencies. The realized gain on investments in the three months and six months ended December 31, 2017 resulted from sales of common shares of Viva Entertainment Group, Inc. (“Viva Entertainment), a former subsidiary.

In recording the market value of the Viva Entertainment common shares as of December 31, 2017, the Company recorded an unrealized loss on investments of $64,987 in the three months ended December 31, 2017 and $3,876 in the six months ended December 31, 2017. The Viva Entertainment shares were subsequently sold and no unrealized gain on investments was recorded at December 31, 2018.

We incurred no gain or loss on extinguishment of debt in the three months and six months ended December 31, 2018. We incurred a gain on extinguishment of debt of $3,259 in the three months ended December 31, 2017 and $7,934 in the six months ended December 31, 2017 resulting from the overall decrease in our indebtedness.

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

In December 2017, the Company and Global Opportunity Group LLC (“Global”), a lender, entered into an Exchange Agreement pursuant to which warrants held by Global to purchase a total of 11,115 shares of the Company’s common stock were cancelled in exchange for a convertible promissory note payable to Global in the principal amount of $25,000, which amount was recorded as a loss on settlement of warrants in the three months and six months ended December 31, 2017. There was no gain or loss on settlement of warrants in three months and six months ended December 31, 2018.

Net Loss

As a result, we reported net income of $528,776 for the three moths ended December 31, 2018, primarly due to the positive change in the fair value of our derivative liabilities, and net losses of $982,993 for the three months ended December 31, 2017, $1,171,446 for the six months ended December 31, 2018 and $895,873 for the six months ended December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have substantially improved our financial condition as of December 31, 2018 compared to June 30, 2018 primarily as a result of the decrease in our derivative liabilities, partially offset by the increase in our convertible notes payable, net of discounts. As of December 31, 2018, the Company had total current assets of $169,478, including $51,627 in cash, and total current liabilities of $1,249,528, resulting in negative working capital of $1,080,050. Included in total current liabilities are derivative liabilities totaling $1,002,993, which we do not believe will require cash to settle.

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

Sources and Uses of Cash

We used net cash in operations of $355,680 in the six months ended December 31, 2018 as a result of our net loss of $1,171,446, non-cash gain of $1,965,515, increase in digital currencies of $179,316 and decrease in accrued expenses of $5,088, partially offset by non-cash expenses totaling $2,913,371, decrease in prepaid expenses and other current assets of $6,000, and increases in accounts payable of $2,514 and due to related party of $43,800.

By comparison, we used net cash in operations of $273,378 in the six months ended December 31, 2017 as a result of our net loss of $895,873, non-cash gains totaling $296,350, increases in digital currencies of $71,543, accrued interest receivable – related party of $98 and inventories of $17,730, and decreases in accounts payable of $827 and due to related party of $7,060, partially offset by non-cash expenses totaling $1,004,692, decrease in prepaid expenses and other current assets of $5,000 and increase in accrued expenses of $6,411.

During the six months ended December 31, 2018, we had net cash provided by investing activities of $117,292, comprised of net proeeeds from the sale of investments of $159,739, partially offset by the purchase of property and equipment of $42,447.

During the six months ended December 31, 2017, we had net cash provided by investing activities of $218,748, comprised of net proceeds from the sale of investments of $579,460, partially offset by increase in notes receivable – related party of $49,880 and purchase of property and equipment of $310,832.

During the six months ended December 31, 2018, we had net cash provided by financing activities of $248,945, comprised of proceeds from convertible notes payable of $223,945 and stock subscriptions receivable of $25,000.

During the six months ended December 31, 2017, we had net cash provided by financing activities of $160,000, comprised of proceeds from the sale of preferred stock of $125,000 and proceeds from stock subscriptions payable of $25,000.

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

Going Concern

The Company has reported recurring net losses since its inception and used net cash in operating activities of $355,680 in the six months ended December 31, 2018. As of December 31, 2018, the Company had an accumulated deficit of $12,641,382. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to reach a successful level of operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

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

Digital Currencies

Digital currencies consist of Bitcoin, Litecoin and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update (“ASU”) No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains on the sale of digital currencies are included in other income (expense) in the statements of operations.

Inventories

Inventories at December 31, 2018 and June 30, 2018 consist of cryptocurrency mining units held for sale or deployment in mining operations, and are stated at the lower of cost or estimated realizable value. Payments to equipment suppliers prior to shipment of the equipment are recorded as equipment deposits.

Property and Equipment

Property and equipment, consisting primarily of computer and other cryptocurrency mining equipment (transaction verification servers) and leasehold improvements, is stated at the lower of cost or estimated realizable value and is depreciated when placed into service using the straight-line method over estimated useful lives. The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has assessed the basis of depreciation of these assets and believes they should be depreciated over a three-year period due to technological obsolescence reflecting rapid development of hardware that has faster processing capacity and other factors. Additionally, during the six months ended December 31, 2018, the Company wrote down cryptocurrency mining equipment by $2,097,930 to estimated net realizable value. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. Total impairment expense, consisting of write downs for cryptocurrency mining equipment totaled $2,097,930 for the six months ended December 31, 2018.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2018 and June 30, 2018, the amounts reported for cash, prepaid expenses and other current assets, accounts payable, accrued expenses and due to related party approximate fair value because of their short maturities.

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

At December 31, 2018, we had no financial instrument assets measured at fair value. Our marketable securities as of June 30, 2018 are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3

Marketable securities	$1,700	$1,700	$-	$-

Total assets measured at fair value	$1,700	$1,700	$-	$-

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2018:
Derivative liabilities	$1,002,993	$-	$-	$1,002,993

Total liabilities measured at fair value	$1,002,993	$-	$-	$1,002,993

June 30, 2018:
Derivative liabilities	$2,886,965	$-	$-	$2,886,965

Total liabilities measured at fair value	$2,886,965	$-	$-	$2,886,965

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

There were no new accounting pronouncements issued or proposed by the FASB during the six months ended December 31, 2018 and through the date of filing this report which the Company believes will have a material impact on its financial financial statements.

Off Balance Sheet Arrangements

We have consolidated our cryptocurrency mining operations in two locations, Huntingdon Valley, Pennsylvania and Marlboro, New Jersey, where facilities are leased under operating leases. The lease for the Pennsylvania location is on a month-to-month basis at $850 per month. The lease for the New Jersey location was effective April 1, 2018 for a period of one year at a monthly rental of $6,986, with an automatic one-year renewal period with a 5% increase in the monthly rent. We have negotiated reductions in the monthly rental at the New Jersey location for certain months in fiscal year 2019.

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

1.

As of December 31, 2018, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2018, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of December 31, 2018, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria established in “Internal Control-Integrated Framework” (2013 Framework) issued by the COSO.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2018, the Company issued no shares of its common stock.

During the three months ended December 31, 2018, the Company issued no shares of its Series B convertible preferred stock.

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

Integrated Ventures, Inc.

Dated: February 14, 2019	By:	/s/ Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

