Form 10-Q
period 2019-03-31
INTEGRATED VENTURES, INC.
filed 2019-05-15
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	INTV	NA

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, $0.001 par value per share, was 24,048,971 as of May 15, 2019.

INTEGRATED VENTURES, INC.

FORM 10-Q

MARCH 31, 2019

2

PART I – FINANCIAL INFORMATION

Integrated Ventures, Inc.
Condensed Balance Sheets

	March 31, 2019	June 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$82,295	$749
Restricted cash	-	40,321
Prepaid expenses and other current assets	6,500	9,000
Inventories	114,851	114,851
Equipment deposits	-	3,896
Marketable securities	-	1,700
Total current assets	203,646	170,517

Non-current assets:
Property and equipment, net	1,201,028	633,105
Digital currencies	733	11,227
Deposits	14,673	14,673
Total assets	$1,420,080	$829,522

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$37,849	$26,973
Accrued expenses	31,426	29,428
Due to related party	74,262	20,974
Derivative liabilities	1,009,548	2,886,965
Convertible notes payable, net of discounts	161,253	-
Total current liabilities	1,314,338	2,964,340

Total liabilities	1,314,338	2,964,340

Commitments and contingencies

Stockholders’ equity (deficit):
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of March 31, 2019 and June 30, 2018)	500	500
Series B preferred stock, $0.001 par value, (500,000 shares authorized, 332,666 and 309,166 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively)	333	309
Common stock, $0.001 par value, (250,000,000 shares authorized, 14,935,239 and 8,964,103 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively)	14,936	8,965
Additional paid-in capital	13,252,506	9,290,344
Stock subscriptions payable	25,000	35,000
Accumulated deficit	(13,187,533)	(11,469,936)
Total stockholders’ equity (deficit)	105,742	(2,134,818)
Total liabilities and stockholders’ equity (deficit)	$1,420,080	$829,522

See notes to condensed financial statements

Integrated Ventures, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
		(Restated)		(Restated)
Revenues:
Cryptocurrency mining	$45,496	$77,500	$223,874	$136,998
Sales of cryptocurrency mining equipment	1,108	60,046	25,445	105,636
Total revenues	46,604	137,546	249,319	242,634

Cost of revenues	193,563	98,077	627,719	148,333

Gross margin (loss)	(146,959)	39,469	(378,400)	94,301

Operating expenses:
General and administrative	339,987	108,242	1,070,421	767,828
Impairment of assets	-	-	2,097,930	-

Total operating expenses	339,987	108,242	3,168,351	767,828

Loss from operations	(486,946)	(68,773)	(3,546,751)	(673,527)

Other income (expense):
Interest and other income	-	3	-	1,405
Interest expense	(60,889)	(15,014)	(105,541)	(158,721)
Realized gain (loss) on investments	(1,060)	(32,238)	(33,564)	252,302
Gain on extinguishment of debt	-	-	-	7,934
Change in fair value of derivative liabilities	2,744	64,628	1,968,259	(351,660)
Loss on settlement of warrants	-	-	-	(25,000)

Total other income (expense)	(59,205)	17,379	1,829,154	(273,740)

Loss before income taxes	(546,151)	(51,394)	(1,717,597)	(947,267)

Provision for income taxes	-	-	-	-

Net loss	$(546,151)	$(51,394)	$(1,717,597)	$(947,267)

Net income (loss) per common share:
Basic	$(0.05)	$(0.01)	$(0.17)	$(0.12)
Diluted	$(0.05)	$(0.01)	$(0.17)	$(0.12)

Weighted average number of common shares outstanding:
Basic	11,571,318	8,858,733	10,221,220	8,088,208
Diluted	11,571,318	8,858,733	10,221,220	8,088,208

See notes to condensed financial statements

Integrated Ventures, Inc.

Condensed Statement of Stockholders’ Equity (Deficit)

Nine Months Ended March 31, 2019 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, June 30, 2018	500,000	$500	309,166	$309	8,964,103	$8,965	$9,290,344	$35,000	$(11,469,936)	$(2,134,818)

Issuance of Series B preferred stock to officer for compensation	-	-	20,000	20	-	-	668,980	-	-	669,000

Issuance of Series B preferred stock for property and equipment	-	-	38,018	38	-	-	3,003,384	-	-	3,003,422

Issuance of Series B preferred stock for stock subscriptions payable	-	-	3,500	4	-	-	34,996	(35,000)	-	-

Return and cancellation of Series B preferred stock	-	-	(3,000)	(3)	-	-	3	-	-	-

Conversion of Series B preferred stock to common stock	-	-	(35,018)	(35)	3,501,800	3,502	(3,467)	-	-	-

Common shares issued for consulting fees	-	-	-	-	200,000	200	79,960	-	-	80,160

Common shares issued for cashless exercise of warrants	-	-	-	-	1,200,000	1,200	691	-	-	1,891

Common shares issued for debt discount	-	-	-	-	150,000	150	53,100	-	-	53,250

Common shares issued in conversion of convertible notes payable	-	-	-	-	919,336	919	124,515	-	-	125,434

Cash for common stock subscription payable	-	-	-	-	-	-	-	25,000	-	25,000

Net loss	-	-	-	-	-	-	-	-	(1,717,597)	(1,717,597)

Balance, March 31, 2019	500,000	$500	332,666	$333	14,935,239	$14,936	$13,252,506	$25,000	$(13,187,533)	$105,742

See notes to condensed financial statements

Integrated Ventures, Inc.

Condensed Statement of Stockholders’ Equity (Deficit)

Nine Months Ended March 31, 2018 (Unaudited) (Restated)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, June 30, 2017	500,000	$500	150,000	$150	5,212,563	$5,213	$5,836,607	$-	$(5,892,486)	$(50,016)

Reverse stock split rounding	-	-	-	-	115	-	-	-	-	-

Issuance of Series B preferred stock to officer for compensation	-	-	70,000	70	-	-	408,930	-	-	409,000

Issuance of Series B preferred stock for cash	-	-	12,500	13	-	-	124,987	-	-	125,000

Series B preferred stock subscription payable for cash	-	-	-	-	-	-	-	35,000	-	35,000

Common shares issued in conversion of convertible notes payable	-	-	-	-	2,752,883	2,753	190,408	-	-	193,161

Common shares issued for cash	-	-	-	-	462,900	464	719,536	-	-	720,000

Common shares issued for accrued compensation	-	-	-	-	347,222	347	15,278	-	-	15,625

Common shares issued in cashless exercise of warrants	-	-	-	-	188,420	188	(188)	-	-	-

Settlement of derivative liabilities	-	-	-	-	-	-	431,056	-	-	431,056

Net loss	-	-	-	-	-	-	-	-	(947,267)	(947,267)

Balance, March 31, 2018	500,000	$500	232,500	$233	8,964,103	$8,965	$7,726,614	$35,000	$(6,839,753)	$931,559

See notes to condensed financial statements

Integrated Ventures, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2019	2018
		(Restated)
Cash flows from operating activities:
Net loss	$(1,717,597)	$(947,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	383,912	27,211
Stock-based compensation – related party	669,000	409,000
Stock-based compensation	80,160	-
Amortization of debt discount	93,725	115,722
Amortization of original issue discount	-	1,347
Impairment of assets	2,097,930	-
Change in fair value of derivative liability	(1,968,259)	351,660
Loss on settlement of warrants	-	25,000
Gain on extinguishment of debt	-	(7,934)
Financing fees related to notes payable	-	32,858
Realized (gain) loss on sale of investments	33,564	(252,302)
Changes in assets and liabilities:
Digital currencies	(224,933)	(145,663)
Accounts receivable	-	15,000
Prepaid expenses and other current assets	2,500	(4,500)
Accrued interest receivable – related party	-	(98)
Inventories	-	(556,050)
Equipment deposits	-	(46,417)
Deposits	-	(2,500)
Accounts payable	10,876	(1,531)
Accrued expenses	1,998	27,742
Deferred revenue	-	2,524
Due to related party	53,288	(22,684)
Net cash used in operating activities	(483,836)	(978,882)

Cash flows from investing activities:
Net proceeds from the sale of investments	203,563	674,817
Purchase of investments	-	(9,651)
Increase in notes receivable – related party	-	(49,880)
Purchase of property and equipment	(42,447)	(380,144)
Net cash provided by investing activities	161,116	235,142

Cash flows from financing activities:
Proceeds from convertible notes payable	338,945	-
Proceeds from sale of preferred stock	-	125,000
Proceeds from sale of common stock	-	720,000
Proceeds from stock subscriptions payable	25,000	35,000
Net cash provided by financing activities	363,945	880,000

Net increase in cash	41,225	136,260
Cash, beginning of period	41,070	15,691
Cash, end of period	$82,295	$151,951
(Continued)

See notes to condensed financial statements

Integrated Ventures, Inc.
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended March 31,
	2019	2018
		(Restated)
Supplemental disclosure of cash flow information:
Cash paid for interest	$29,257	$-
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Equipment deposits for property and equipment	$3,896	$-
Common shares issued for cashless exercise of warrants	1,891	188
Common shares issued for debt discount	53,250	-
Common shares issued for conversion of Series B preferred stock	3,502	-
Debt discount for derivative liability	128,167	72,617
Series B preferred shares for property and equipment	3,003,422	-
Series B preferred shares returned and cancelled	3	-
Series B preferred shares issued for stock subscription payable	35,000	-
Common shares issued for convertible notes payable	90,000	193,161
Common shares issued for accrued compensation	-	15,625
Accrued interest payable added to note payable	-	1,116
Note receivable and accrued interest receivable – related party for marketable securities	-	66,850
Marketable securities exchanged for convertible note payable	-	37,074
Marketable securities exchanged for accrued expenses	-	1,370
Settlement of derivative liabilities	35,434	431,056

See notes to condensed financial statements

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Nine Months Ended March 31, 2019 and 2018 (Restated)

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim periods ended March 31, 2019 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2019. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2018 filed on December 27, 2018 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Nine Months Ended March 31, 2019 and 2018 (Restated)

(Unaudited)

Restatement

The Company is restating its condensed financial statements for the three months and nine months ended March 31, 2019 to correct reporting of derivative liabilities associated with its convertible notes payable and warrants, stock-based compensation, gain on sale of investments and other miscellaneous corrections.

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

Inventories

Inventories at March 31, 2019 and June 30, 2018 consist of cryptocurrency mining units held for sale or deployment in mining operations, and are stated at the lower of cost or estimated realizable value. Payments to equipment suppliers prior to shipment of the equipment are recorded as equipment deposits.

Property and Equipment

Property and equipment, consisting primarily of computer and other cryptocurrency mining equipment (transaction verification servers) and leasehold improvements, is stated at the lower of cost or estimated realizable value and is depreciated when placed into service using the straight-line method over estimated useful lives. The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has assessed the basis of depreciation of these assets and believes they should be depreciated over a three-year period due to technological obsolescence reflecting rapid development of hardware that has faster processing capacity and other factors. Additionally, during the nine months ended March 31, 2019, the Company wrote down cryptocurrency mining equipment by $2,097,930 to estimated net realizable value. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Nine Months Ended March 31, 2019 and 2018 (Restated)

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. Total impairment expense, consisting of write downs for cryptocurrency mining equipment totaled $2,097,930 for the nine months ended March 31, 2019.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2019 and June 30, 2018, the amounts reported for cash, prepaid expenses and other current assets, accounts payable, accrued expenses and due to related party approximate fair value because of their short maturities.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Nine Months Ended March 31, 2019 and 2018 (Restated)

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

At March 31, 2019, we had no financial instrument assets measured at fair value. Our marketable securities as of June 30, 2018 are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3

Marketable securities	$1,700	$1,700	$-	$-

Total assets measured at fair value	$1,700	$1,700	$-	$-

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
March 31, 2019:
Derivative liabilities	$1,009,548	$-	$-	$1,009,548

Total liabilities measured at fair value	$1,009,548	$-	$-	$1,009,548

June 30, 2018:
Derivative liabilities	$2,886,965	$-	$-	$2,886,965

Total liabilities measured at fair value	$2,886,965	$-	$-	$2,886,965

During the nine months ended March 31, 2019, the Company had the following activity in its derivative liabilities:

	Convertible Notes Payable	Warrants	Put Back Rights	Total

Derivative liabilities at June 30, 2018	$-	$-	$2,886,965	$2,886,965
Addition to liabilities for new debt/warrants	128,167	-	-	128,167
Decrease in liabilities for debt conversions	(35,434)	-	-	(35,434)
Decrease in liabilities for warrant exercises	-	(1,891)	-	(1,891)
Change in fair value	7,556	25,127	(2,000,942)	(1,968,259)

Derivative liabilities at March 31, 2019	$100,289	$23,236	$886,023	$1,009,548

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Nine Months Ended March 31, 2019 and 2018 (Restated)

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Nine Months Ended March 31, 2019 and 2018 (Restated)

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

Income Taxes

The Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded an asset for unrecognized tax benefits. As of March 31, 2019, tax years 2018, 2017, 2016 and 2015 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Nine Months Ended March 31, 2019 and 2018 (Restated)

(Unaudited)

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

There were no new accounting pronouncements issued or proposed by the FASB during the nine months ended March 31, 2019 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

Reclassifications

Certain amounts in the condensed financial statements for the prior-year periods have been reclassified to conform to the presentation for the current-year periods.

3. GOING CONCERN

The Company has reported recurring net losses since its inception and used net cash in operating activities of $483,836 in the nine months ended March 31, 2019. As of March 31, 2019, the Company had an accumulated deficit of $13,187,533. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Nine Months Ended March 31, 2019 and 2018 (Restated)

(Unaudited)

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2019	June 30, 2018

Cryptocurrency mining equipment	$1,483,194	$573,806
Furniture and equipment	16,366	14,427
Leasehold improvements	143,440	102,932

Total	1,643,000	691,165
Less accumulated depreciation and amortization	(441,972)	(58,060)

Net	$1,201,028	$633,105

Depreciation and amortization expense, included in cost of revenues, for the three months ended March 31, 2019 and 2018 was $136,917 and $18,509, respectively. Depreciation and amortization expense, included in cost of revenues, for the nine months ended March 31, 2019 and 2018 was $383,912 and $27,211, respectively.

5. ASSET PURCHASE AGREEMENT

On August 2, 2018, the Company entered into an Asset Purchase Agreement with Secure Hosting LLC, a Florida limited liability, for the purchase of 182 Ethereum mining machines.

As consideration for the purchase of the machines, the Company issued 38,018 restricted shares of its Series B convertible preferred stock, valued on an “as converted to common” basis at an aggregate of $3,003,422, based on the market value of the Company’s common stock on the date of the transaction.

Of the 182 machines purchased, 152 were placed into operations, and 30 units deemed to be under-performing will be utilized by the Company as repair parts or sold as repair parts. The Company performed a lower of cost or market impairment analysis on the machines purchased, including writing off the purchase price allocated to the defective machines, and recorded an impairment expense of $2,097,930, which amount is included in operating expenses for the nine months ended March 31, 2019.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Nine Months Ended March 31, 2019 and 2018 (Restated)

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Nine Months Ended March 31, 2019 and 2018 (Restated)

(Unaudited)

The Company performed an impairment analysis on the goodwill at June 30, 2018 and recorded an impairment expense of $4,153,510, which amount is included in operating expenses for the year ended June 30, 2018. The total cash acquired of $375,000 was restricted to fund digital mining operations. As of March 31, 2019, the restricted cash had been fully utilized in digital mining operations.

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

On March 6, 2019, the Board of Directors of the Company set the annual compensation for Steve Rubakh, effective April 1, 2019, to include annual salary of $150,000 per year and the issuance on a quarterly basis of 50,000 shares of Series B preferred stock.

On July 1, 2018, the Company issued to Mr. Rubakh 5,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $417,000. On January 24, 2019, the Company issued to Mr. Rubakh a total of 10,000 shares of convertible preferred stock valued on an “as converted to common” basis at $160,000. On March 2, 2019, the Company issued to Mr. Rubakh 5,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $92,000. The total stock-based compensation – related party of $669,000 is included in general and administrative expenses for the nine months ended March 31, 2019.

On August 1, 2017, the Company issued to Mr. Rubakh 30,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $9,000. On November 1, 2017, the Company issued to Mr. Rubakh 40,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $400,000. The total stock-based compensation – related party of $409,000 is included in general and administrative expenses for the nine months ended March 31, 2019.

On August 31, 2017, Steve Rubakh converted accrued compensation of $15,625 into 347,222 common shares of the Company.

Amounts due to related party, including accrued salary to Mr. Rubakh, totaled $74,262 and $20,974 as of March 31, 2019 and June 30, 2018, respectively.

8. CONVERTIBLE NOTES PAYABLE

Convertible notes payable, all classified as current, consist of the following at March 31, 2019:

		Debt
	Principal	Discount	Net

Geneva Roth Remark Holdings, Inc. #1	$38,000	$6,872	$31,128

BHP Capital NY, Inc.	52,000	22,972	29,028

Armada Investment Fund, LLC	52,000	22,971	29,029

Geneva Roth Remark Holdings, Inc. #2	43,000	16,351	26,649

Geneva Roth Remark Holdings, Inc. #3	78,000	32,581	45,419

Total	$263,000	$101,747	$161,253

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Nine Months Ended March 31, 2019 and 2018 (Restated)

(Unaudited)

On September 17, 2018, the Company entered into a convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Geneva”) in the principal amount of $128,000. The note matures on September 26, 2019 and bears interest at 10%. A debt discount of $49,169 was recorded, including a derivative liability of $46,169. Geneva has the right beginning on the date that is 170 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of March 31, 2019, $90,000 principal had been converted into a total of $919,336 shares of common stock, resulting in a principal balance of $38,000. As of March 31, 2019, $42,297 of the debt discount had been amortized and there was accrued interest payable of $6,645. The Company recorded a derivative liability of $16,003 as of March 31, 2019.

On September 26, 2018, the Company entered into a convertible promissory note with BHP Capital NY, Inc. (“BHP”) in the principal amount of $52,000, with an original issue discount of $2,000. The note matures on September 17, 2019 and bears interest at 8%. BHP was issued 75,000 shares of the Company’s common stock valued at $26,625 as a fee. A debt discount of $46,840 was recorded, including a derivative liability of $17,687. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of March 31, 2019, $23,868 of the debt discount had been amortized and there was accrued interest payable of $2,120. The Company recorded a derivative liability of $19,464 as of March 31, 2019.

On September 26, 2018, the Company entered into a convertible promissory note with Armada Investment Fund, LLC (“Armada”) in the principal amount of $52,000, with an original issue discount of $2,000. The note matures on September 17, 2019 and bears interest at 8%. Armada was issued 75,000 shares of the Company’s common stock valued at $26,625 as a fee. A debt discount of $46,840 was recorded, including a derivative liability of $17,687. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of March 31, 2019, $23,868 of the debt discount had been amortized and there was accrued interest payable of $2,120. The Company recorded a derivative liability of $19,463 as of March 31, 2019.

On February 6, 2019, the Company entered into a second convertible promissory note with Geneva in the principal amount of $43,000. The note matures on February 6, 2020 and bears interest at 10%. A debt discount of $19,128 was recorded, including a derivative liability of $16,128. Geneva has the right beginning on the date that is 170 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of March 31, 2019, $2,777 of the debt discount had been amortized and there was accrued interest payable of $624. The Company recorded a derivative liability of $16,105 as of March 31, 2019.

On March 21, 2019, the Company entered into a second convertible promissory note with Geneva in the principal amount of $78,000. The note matures on March 21, 2020 and bears interest at 10%. A debt discount of $33,496 was recorded, including a derivative liability of $30,496. Geneva has the right beginning on the date that is 170 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of March 31, 2019, $915 of the debt discount had been amortized and there was accrued interest payable of $214. The Company recorded a derivative liability of $29,254 as of March 31, 2019.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Nine Months Ended March 31, 2019 and 2018 (Restated)

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

The Company has 1,000,000 shares of Series A Preferred Stock authorized, with 500,000 shares issued and outstanding as of March 31, 2019 and June 30, 2018, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

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

The Company has 500,000 shares of Series B Preferred Stock authorized, with 332,666 and 309,166 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively.

On March 18, 2018, the Board of Directors of the Company modified the annual compensation for Steve Rubakh, effective April 1, 2018 to include annual salary of $150,000 per year and the issuance on a quarterly basis of 5,000 shares of Series B preferred stock. On July 1, 2018, the Company issued to Mr. Rubakh 5,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $417,000. On January 24, 2019, the Company issued to Mr. Rubakh a total of 10,000 shares of convertible preferred stock valued on an “as converted to common” basis at $160,000. On March 2, 2019, the Company issued to Mr. Rubakh 5,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $92,000. The total stock-based compensation – related party of $669,000 is included in general and administrative expenses for the nine months ended March 31, 2019.

In March 2019, a total of 35,018 shares of Series B preferred stock were converted into 3,501,800 shares of common stock.

On August 1, 2017, the Company issued to Mr. Rubakh 30,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $9,000. On November 1, 2017, the Company issued to Mr. Rubakh 40,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $400,000. The total stock-based compensation – related party of $409,000 is included in general and administrative expenses for the nine months ended March 31, 2019.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Nine Months Ended March 31, 2019 and 2018 (Restated)

(Unaudited)

As discussed in Note 5, on August 2, 2018, the Company entered into an Asset Purchase Agreement for the purchase of 182 cryptocurrency mining machines. As consideration for the purchase of the machines, the Company issued 38,018 shares of its Series B convertible preferred stock, valued on an “as converted to common” basis at an aggregate of $3,003,422. In December 2018, a total of 1,800 shares of Series B preferred stock originally issued pursuant to the Asset Purchase Agreement were returned to the Company and cancelled. In February 2019, an additional 1,200 shares of Series B preferred stock originally issued pursuant to the Asset Purchase Agreement were returned to the Company and cancelled.

On October 25, 2017, four investors entered into subscription agreements for the purchase of a total of 16,000 shares of Series B Preferred stock for cash at $10 per share. Of the shares, 12,500 shares were issued for cash of $125,000 and a stock subscription payable of $35,000 was recorded for the other 3,500 shares. On January 9, 2019, the 3,500 shares of Series B preferred stock were issued for stock subscriptions payable of $35,000.

Common Stock

On January 25, 2019, the Board of Directors of the Company approved a resolution to increase the number of authorized common shares to 250,000,000 shares and the number of authorized preferred shares to 20,000,000 shares.

The Company had 14,935,239 and 8,964,103 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively.

During the nine months ended March 31, 2019, the Company issued a total of 5,971,136 shares of its common stock.

A total of 200,000 shares of common stock, valued at $80,160, based on the closing market price of stock on the date of grant, were issued to a consultant in August and October 2018.

On September 26, 2018, a total of 150,000 shares of common stock valued at $53,250, based on the closing market price of stock on the date of grant, were issued to two lenders as loan fees. See Note 8.

A total of 1,200,000 shares of common stock, valued at $1,891, were issued to a lender in the cashless exercise of warrants in August 2018 and January 2019.

In March 2019, a total of 3,501,800 shares of common stock, valued at $125,434, were issued in the conversion of 35,018 shares of Series B preferred stock. No gain or loss was recorded as the conversions were completed within the terms of the Series B preferred stock.

In March 2019, a total of 919,336 shares of common stock were issued in the conversion of notes payable principal of $90,000, resulting in the extinguishment of derivative liabilities totaling $35,434. No gain or loss was recorded as the conversions were completed within the terms of the debt agreements.

During the nine months ended March 31, 2018, the Company issued a total of 3,751,540 shares of its common stock.

A total of 2,752,883 shares of the Company’s common stock, valued at $193,161, were issued in conversion of $52,818 note principal, $4,072 accrued interest payable, $103,412 in derivative liabilities, $2,950 in fees and $29,909 in penalties.

On July 6, 2017, 188,240 shares of common stock were issued to a lender in the cashless exercise of warrants recorded at par value of $188.

On August 31, 2017, 347,222 shares of common stock valued at $15,625 were issued to Steve Rubakh for accrued compensation.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Nine Months Ended March 31, 2019 and 2018 (Restated)

(Unaudited)

On September 30, 2017, the Company increased the number of outstanding common shares by 115 shares due to rounding of shares in the reverse stock split.

In January 2018, 462,900 shares of common stock were issued to an institutional investor for cash of $720,000.

In September 2017, common shares outstanding were increased by 115 shares due to reverse split rounding.

10. WARRANTS

The Company has granted warrants to non-employee lenders in connection with the issuance of certain convertible promissory notes and to an investor in connection with the purchase of common shares of the Company. The Company has also granted warrants to officers and directors. Certain of the warrants have been subsequently surrendered to the Company and cancelled.

Warrant activity for the nine months ended March 31, 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term(Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	348,375	$2.20	2.55	$-
Granted	-	$-
Exercised	(47,476)	$2.16
Forfeited or expired	-	$-

Outstanding and exercisable at March 31, 2019	300,899	$2.20	1.80	$-

Because the number of common shares to be issued under convertible notes payable is indeterminate, the Company concluded that the equity environment was tainted as of March 31, 2019. Therefore, all warrants issued prior to that date were included in the Company’s calculations of derivative liabilities.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Nine Months Ended March 31, 2019 and 2018 (Restated)

(Unaudited)

12. RESTATEMENT

The Company has restated its financial statements as of March 31, 2018 and for the three months and nine months then ended to correct reporting of derivative liabilities associated with its convertible notes payable and warrants, stock-based compensation, gain on sale of investments and other miscellaneous corrections.

The following adjustments were made to the March 31, 2018 Restated Balance Sheet:

Integrated Ventures, Inc.
Condensed Balance Sheet

	As Originally Reported on March 31, 2018	Adjustments		As Restated March 31, 2018
ASSETS
Current assets:
Cash	$151,951	$-		$151,951
Digital currencies	2	(2)	(a)	-
Prepaid expenses and other current assets	17,083	(5,083)	(d)(e)	12,000
Inventories	556,050	-		556,050
Equipment deposits	46,417	-		46,417
Marketable securities	1,720	-		1,720
Total current assets	773,223	(5,085)		768,138

Non-current assets:
Property and equipment, net	362,715	(9,782)	(c)	352,933
Digital currencies	-	2	(a)	2
Deposits	3,200	-		3,200
Total assets	$1,139,138	$(14,865)		$1,124,273

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$21,258	$1,369	(e)	$22,627
Accrued expenses	29,349	13,214	(b)	42,563
Deferred revenue	2,524	-		2,524
Due to related party	826	(826)	(b)	-
Note payable	125,000	-		125,000
Total current liabilities	178,957	13,757		192,714

Total liabilities	178,957	13,757		192,714

Commitments and contingencies

Stockholders’ equity (deficit):
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding)	500	-		500
Series B preferred stock, $0.001 par value, (500,000 shares authorized, 232,500 shares issued and outstanding)	233	-		233
Common stock, $0.001 par value, (40,000,000 shares authorized, 8,964,103 shares issued and outstanding)	8,964	-		8,964
Additional paid-in capital	6,302,013	1,424,602	(d)(f)	7,726,615
Stock subscription payable	35,000	-		35,000
Accumulated deficit	(5,386,529)	(1,453,224)	(b)(c)(d)(e)	(6,839,753)
Total stockholders’ equity (deficit)	960,181	(28,622)		931,559
Total liabilities and stockholders’ equity (deficit)	$1,139,138	$(14,865)		$1,124,273

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Nine Months Ended March 31, 2019 and 2018 (Restated)

(Unaudited)

The following adjustments were made to the Restated Statement of Operations for the three months ended March 31, 2018:

Integrated Ventures, Inc.
Condensed Statement of Operations

	As Originally Reported for the Three Months Ended March 31, 2018	Adjustments		As Restated for the Three Months Ended March 31, 2018

Revenues:
Cryptocurrency mining	$77,500	$-		$77,500
Sales of cryptocurrency mining equipment	60,046	-		60,046
Total revenues	137,546	-		137,546

Cost of revenues	91,734	6,343	(c)	98,077

Gross margin	45,812	(6,343)		39,469

Operating expenses:
General and administrative	102,017	6,225	(e)	108,242

Total operating expenses	102,017	6,225		108,242

Loss from operations	(56,205)	(12,568)		(68,773)

Other income (expense):
Interest and other income	3	-		3
Interest expense	(9,913)	(5,101)	(b)(d)	(15,014)
Realized loss on sale of investments	(32,198)	(40)	(f)	(32,238)
Change in fair value of derivative liabilities	1,223	63,405	(d)	64,628

Total other income (expense)	(40,885)	58,264		17,379

Loss before income taxes	(97,090)	45,696		(51,394)

Provision for income taxes	-	-		-

Net loss	$(97,090)	$45,696		$(51,394)

Net loss per common share – basic and diluted	$(0.01)	$-	(g)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	8,858,733	-		8,858,733

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Nine Months Ended March 31, 2019 and 2018 (Restated)

(Unaudited)

The following adjustments were made to the Restated Statement of Operations for the nine months ended March 31, 2018:

Integrated Ventures, Inc.
Condensed Statement of Operations

	As Originally Reported for the Nine Months Ended March 31, 2018	Adjustments		As Restated for the Nine Months Ended March 31, 2018

Revenues:
Cryptocurrency mining	$136,998	$-		$136,998
Sales of cryptocurrency mining equipment	105,636	-		105,636
Total revenues	242,634	-		242,634

Cost of revenues	138,552	9,781	(c)	148,333

Gross margin	104,082	(9,781)		94,301

Operating expenses:
General and administrative	736,141	31,687	(e)	767,828

Total operating expenses	736,141	31,687		767,828

Loss from operations	(632,059)	(41,468)		(673,527)

Other income (expense):
Interest and other income	1,405	-		1,405
Interest expense	(130,232)	(28,489)	(b)(d)	(158,721)
Realized gain on sale of investments	331,060	(78,758)	(f)	252,302
Gain (loss) on extinguishment of debt	(268,476)	276,410	(d)	7,934
Change in fair value of derivative liabilities	202,420	(554,080)	(d)	(351,660)
Loss on settlement of warrants	(63,765)	38,765	(d)	(25,000)

Total other income (expense)	72,412	(346,152)		(273,740)

Loss before income taxes	(559,647)	(387,620)		(947,267)

Provision for income taxes	-	-		-

Net loss	$(559,647)	$(387,620)		$(947,267)

Net loss per common share – basic and diluted	$(0.07)	$(0.05)	(g)	$(0.12)

Weighted average number of common shares outstanding – basic and diluted	8,088,209	-		8,088,209

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Nine Months Ended March 31, 2019 and 2018 (Restated)

(Unaudited)

The following adjustments were made to the Restated Statement of Cash Flows for the nine months ended March 31, 2018:

Integrated Ventures, Inc.
Statement of Cash Flows

	As Originally Reported for the Nine Months Ended March 31, 2018	Adjustments		As Restated for the Nine Months Ended March 31, 2018

Cash flows from operating activities:
Net loss	$(559,647)	$(387,620)	(b)(c)(d)(e)(f)	$(947,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,429	9,782	(c)	27,211
Stock-based compensation – related party	409,000	-		409,000
Amortization of debt discount	87,232	28,490	(d)	115,722
Amortization of original issue discount	1,347	-		1,347
Change in fair value of derivative liabilities	(202,420)	554,080	(d)	351,660
(Gain) loss on extinguishment of debt	268,476	(276,410)	(d)	(7,934)
Financing fees related to notes payable	32,858	-		32,858
Realized gain on sale of investments	(331,020)	78,718	(f)	(252,302)
Loss on settlement of warrants	63,765	(38,765)	(d)	25,000
Changes in assets and liabilities:
Digital currencies	(145,663)	-		(145,663)
Accounts receivable	15,000	-		15,000
Prepaid expenses and other current assets	(9,583)	5,083		(4,500)
Inventories	(556,050)	-		(556,050)
Equipment deposits	(46,417)	-		(46,417)
Accrued interest receivable – related party	(98)	-		(98)
Deposits	(2,500)	-		(2,500)
Accounts payable	(2,900)	1,369	(e)	(1,531)
Accrued expenses	(825)	28,567	(b)	27,742
Deferred revenue	2,524	-		2,524
Due to related party	(19,390)	(3,294)	(b)	(22,684)
Net cash used in operating activities	(978,882)	-		(978,882)

Cash flows from investing activities:
Net proceeds from the sale of investments	674,817	-		674,817
Purchase of investments	(9,651)	-		(9,651)
Increase in notes receivable – related party	(49,880)	-		(49,880)
Purchase of property and equipment	(380,144)	-		(380,144)
Net cash provided by investing activities	235,142	-		235,142

Cash flows from financing activities:
Proceeds from sale of common stock	720,000	-		720,000
Proceeds from sale of preferred stock	125,000	-		125,000
Proceeds from stock subscriptions payable	35,000	-		35,000

Net cash provided by financing activities	880,000	-		880,000

Net increase in cash	136,260	-		136,260
Cash, beginning of period	15,691	-		15,691
Cash, end of period	$151,951	$-		$151,951

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-		$-
Cash paid for income taxes	-	-		-
Non-cash investing and financing activities:
Common shares issued for convertible notes payable	$423,133	$(229,972)	(d)	$193,161
Common shares issued for due to related party	15,625	-		15,625
Common shares issued for cashless exercise of warrants	188	-		188
Debt discount for derivative liability	47,617	25,000		72,617
Accrued interest added to convertible notes payable	1,116	-		1,116
Settlement of derivative liabilities	-	431,056	(d)	431,056
Marketable securities for conversion of notes receivable	66,850	-		66,850
Marketable securities exchanged for note payable	(37,074)	37,074	(d)	-
Marketable securities exchanged for accrued expenses	(1,370)	1,370	(d)	-
Marketable securities exchanged for derivative liabilities	(78,718)	78,718	(d)	-
Marketable securities exchanged for accounts receivable	(15,000)	15,000	(d)	-
Note payable issued in settlement of warrants	25,000	(25,000)	(d)	-
Derivative liabilities extinguished in settlement of warrants	67,064	(67,064)	(d)	-

________________

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months and Nine Months Ended March 31, 2019 and 2018 (Restated)

(Unaudited)

(a) Reclassified digital currencies from current to long-term asset

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

(e) Total general and administrative expenses decreased as a result of corrections to certain operating expenses. Accounts payable increased.

(f) Adjusted realized gain on sale of investments, including recording gain on sale of related party investment to capital.

(g) As a result of the adjustments discussed above, net loss and net loss per share increased.

13. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Conversion of Series B Preferred Shares

Subsequent to March 31, 2019, holders of a total of 56,666 shares of Series B preferred stock converted the shares into a total of 5,666,600 shares of common stock.

Issuances of Common Shares

Effective April 7, 2019, the Company issued a consultant 20,000 shares of common stock valued at $2,892.

On April 2, 2019 and April 4, 2019, a lender converted a total $38,000 debt principal and $6,400 accrued interest payable into a total of 679,938 shares of common stock.

On April 18, 2019, a holder exercised 9,346 warrant shares into 700,000 shares of common stock in a cashless warrant exercise. The warrant holder also exercised 11,834 warrant shares into 1,000,000 shares of common stock in a cashless warrant exercise on May 13, 2019.

On May 13, 2019, a lender converted $12,500 debt principal and $4,176 accrued interest payable into 310,557 shares of common stock.

On May 13, 2019, a lender converted $39,000 debt principal into 736,637 shares of common stock.

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

Financial

On November 22, 2017, we successfully launched our cryptocurrency operations. For the nine months ended March 31, 2019, we had total revenues of $249,319, consisting of: (1) revenues from mining operations of $223,874 received primarily in digital currencies and (2) equipment and parts retail sales of $25,445.

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

In September 2018, we completed convertible debt financing with three lenders, receiving total net proceeds of $223,945. In February 2019 and March 2019, we completed additional debt financing with one of these lenders, receiving total net proceeds of $115,000.

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

The Company, like many cryptocurrency mining operators, is currently operating at a non-profitable status following record historic runs in market prices of digital currencies. Market prices of digital currencies have not been high enough to cover the operating costs of mining companies, including significant power costs and high levels of equipment depreciation. The Company is addressing these operational challenges through considering alternative sources of power, further consolidation of facilities, and potential hosting arrangements. There can be no assurance that the Company will be successful in these efforts and attain profitable levels of operations.

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

RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements as of March 31, 2018 and for the three months and nine months then ended to correct reporting of derivative liabilities associated with its convertible notes payable and warrants, stock-based compensation, gain on sale of investments and other miscellaneous corrections. See Note 12 to the accompanying financial statements. Numbers used in the following financial analysis and discussion for the three months and nine months ended March 31, 2018 are taken from the restated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2018

Revenues

In November 2017 we commenced operations in our first cryptocurrency mining location. Our cryptocurrency mining revenues decreased to $45,496 in the three months ended March 31, 2019 from $77,500 in the three months ended March 31, 2018. The decrease resulted primarily from an overall decrease in the market price of digital currencies. On a year-to-date basis, our cryptocurrency mining revenues increased to $223,874 in the nine months ended March 31, 2019 from $136,998 in the nine months ended March 31, 2018. As discussed above, we operated out of two locations during the first six months of the current fiscal year compared to only one location in the prior fiscal year with operations commencing in November 2017. In addition, the number of cryptocurrency mining units utilized in operation has significantly increased in the current fiscal year as a result of the digiMine acquisition in April 2018 and an Asset Purchase Agreement in August 2018.

We also had revenues from the sale of cryptocurrency mining units that we purchased or assembled for resale and parts totaling $1,108 in the three months ended March 31, 2019 compared to $60,046 in the three months ended March 31, 2018 and totaled $25,445 in the nine months ended March 31, 2019 compared to $105,636 in the nine months ended March 31, 2018. The decrease in these revenues in the current fiscal year resulted from a lower retail demand for our model of cryptocurrency mining units, partially offset by an increase in the sales of parts.

Cost of Revenues

Cost of revenues was $193,563 in the three months ended March 31, 2019 compared to $98,077 in the three months ended March 31, 2018, and $627,719 in the nine months ended March 31, 2019 compared to $148,333 in the nine months ended March 31, 2018. Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation, rent, operating supplies, utilities and monitoring services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing or assembling the cryptocurrency mining units sold. We are currently experiencing a gross loss on revenues during the current fiscal year primarily due to high utility costs and a conservative, short useful life for mining equipment depreciation. In addition, we currently operate in two fully equipped locations with substantially more cryptocurrency mining units utilized.

Operating Expenses

General and administrative expenses increased $231,745 to $339,987 for the three months ended March 31, 2019 from $108,242 for the three months ended March 31, 2018. General and administrative expenses increased $302,593 to $1,070,421 in the nine months ended March 31, 2019 from $767,828 in the nine months ended March 31, 2018. The increases are due primarily to an increase in stock-based compensation and increases in other expenses supporting our expanded cryptocurrency mining operations. Stock-based compensation in the nine months ended March 31, 2019 included 200,000 total common shares valued at $80,160 issued to a consultant where the Company is disputing whether the consultant earned the 200,000 common shares and the shares may be cancelled.

We performed a lower of cost or market impairment analysis on the cryptocurrency machines purchased in the August 2018 Asset Purchase Agreement, including writing off the purchase price allocated to the defective machines, and recorded an impairment expense of $2,097,930 during the nine months ended March 31, 2019. We reported no impairment expense for the three months ended March 31, 2019 and 2018 and the nine months ended March 31, 2018.

Other Income (Expense)

Our other income (expense) was comprised of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

Interest and other income	$-	$3	$-	$1,405
Interest expense	(60,889)	(15,014)	(105,541)	(158,721)
Realized gain (loss) on investments	(1,060)	(32,238)	(33,564)	252,302
Gain on extinguishment of debt	-	-	-	7,934
Change in fair value of derivative liabilities	2,744	64,628	1,968,259	(351,660)
Loss on settlement of warrants	-	-	-	(25,000)

Total other income (expense)	$(59,205)	$17,379	$1,829,154	$(273,740)

Interest and other income are not currently material to our operations.

The increase in our interest expense in the current fiscal quarter, which includes the amortization of debt discount and original issue discount, resulted from the new convertible debt incurred during the first nine months of the year. On a year-to-date basis, the decrease in our interest expense resulted from the extinguishment of the convertible notes payable that were outstanding during the prior fiscal year, partially offset by interest expense on our new convertible debt in the current fiscal year.

The realized loss on investments in the three months ended March 31, 2019 and 2018 and in the nine months ended March 31, 2019 resulted primarily from losses recorded on our digital currencies. The realized gain on investments in the nine months ended March 31, 2018 resulted from sales of common shares of Viva Entertainment Group, Inc. (“Viva Entertainment), a former subsidiary.

We incurred no gain or loss on extinguishment of debt in the three months ended March 31, 2019 and 2018 and the nine months ended March 31, 2019. We incurred a gain on extinguishment of debt of $7,934 in the nine months ended March 31, 2018 resulting from the overall decrease in and settlement of our indebtedness.

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

In December 2017, the Company and Global Opportunity Group LLC (“Global”), a lender, entered into an Exchange Agreement pursuant to which warrants held by Global to purchase a total of 11,115 shares of the Company’s common stock were cancelled in exchange for a convertible promissory note payable to Global in the principal amount of $25,000, which amount was recorded as a loss on settlement of warrants in the nine months ended March 31, 2018. There was no gain or loss on settlement of warrants in three months ended March 31, 2019 and 2018 and in the nine months ended March 31, 2019.

Net Loss

As a result, we reported a net loss of $546,151 and $51,394 for the three months ended March 31, 2019 and 2018, respectively, and a net loss of $1,717,597 and $947,267 for the nine months ended March 31, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have substantially improved our financial condition as of March 31, 2019 compared to June 30, 2018 primarily as a result of the decrease in our derivative liabilities, partially offset by the increase in our convertible notes payable, net of discounts. As of March 31, 2019, the Company had total current assets of $203,646, including $82,295 in cash, and total current liabilities of $1,314,338, resulting in negative working capital of $1,110,692. Included in total current liabilities are derivative liabilities totaling $1,009,548, which we do not believe will require cash to settle.

In September 2018, we entered into convertible promissory notes with three lenders that provided us net proceeds of $223,945. In February 2019 and March 2019, we completed additional debt financing with one of these lenders, receiving total net proceeds of $115,000. The notes mature one year from issuance and bear interest at rates ranging from 8% to 10%. The lenders have the right beginning on dates defined in the note agreements to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion.

Sources and Uses of Cash

We used net cash in operations of $483,836 in the nine months ended March 31, 2019 as a result of our net loss of $1,717,597, non-cash gain of $1,968,259 and increase in digital currencies of $224,933, partially offset by non-cash expenses totaling $3,358,291, decrease in prepaid expenses and other current assets of $2,500, and increases in accounts payable of $10,876, accrued expenses of $1,998 and due to related party of $53,288.

By comparison, we used net cash in operations of $978,882 in the nine months ended March 31, 2018 as a result of our net loss of $947,267, non-cash gains totaling $260,236, increases in digital currencies of $145,663, prepaid expenses and other current assets of $4,500, accrued interest receivable – related party of $98, inventories of $556,050, equipment deposits of $46,417 and deposits of $2,500, and decreases in accounts payable of $1,531 and due to related party of $22,684, partially offset by non-cash expenses totaling $962,798 and decrease in accounts receivable of $15,000 and increases in accrued expenses of $27,742 and deferred revenue of $2,524.

During the nine months ended March 31, 2019, we had net cash provided by investing activities of $161,116, comprised of net proceeds from the sale of investments of $203,563, partially offset by the purchase of property and equipment of $42,447.

During the nine months ended March 31, 2018, we had net cash provided by investing activities of $235,142, comprised of net proceeds from the sale of investments of $674,817, partially offset by the purchase of investments of $9,651, increase in notes receivable – related party of $49,880 and purchase of property and equipment of $380,144.

During the nine months ended March 31, 2019, we had net cash provided by financing activities of $363,945, comprised of proceeds from convertible notes payable of $338,945 and stock subscriptions receivable of $25,000.

During the nine months ended March 31, 2018, we had net cash provided by financing activities of $880,000, comprised of proceeds from the sale of preferred stock of $125,000, proceeds from the sale of common stock of $720,000 and proceeds from stock subscriptions payable of $35,000.

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

Going Concern

The Company has reported recurring net losses since its inception and used net cash in operating activities of $483,836 in the nine months ended March 31, 2019. As of March 31, 2019, the Company had an accumulated deficit of $13,187,533. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Inventories

Inventories at March 31, 2019 and June 30, 2018 consist of cryptocurrency mining units held for sale or deployment in mining operations, and are stated at the lower of cost or estimated realizable value. Payments to equipment suppliers prior to shipment of the equipment are recorded as equipment deposits.

Property and Equipment

Property and equipment, consisting primarily of computer and other cryptocurrency mining equipment (transaction verification servers) and leasehold improvements, is stated at the lower of cost or estimated realizable value and is depreciated when placed into service using the straight-line method over estimated useful lives. The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has assessed the basis of depreciation of these assets and believes they should be depreciated over a three-year period due to technological obsolescence reflecting rapid development of hardware that has faster processing capacity and other factors. Additionally, during the nine months ended March 31, 2019, the Company wrote down cryptocurrency mining equipment by $2,097,930 to estimated net realizable value. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. Total impairment expense, consisting of write downs for cryptocurrency mining equipment totaled $2,097,930 for the nine months ended March 31, 2019.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2019 and June 30, 2018, the amounts reported for cash, prepaid expenses and other current assets, accounts payable, accrued expenses and due to related party approximate fair value because of their short maturities.

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

At March 31, 2019, we had no financial instrument assets measured at fair value. Our marketable securities as of June 30, 2018 are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3

Marketable securities	$1,700	$1,700	$-	$-

Total assets measured at fair value	$1,700	$1,700	$-	$-

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
March 31, 2019:
Derivative liabilities	$1,009,548	$-	$-	$1,009,548

Total liabilities measured at fair value	$1,009,548	$-	$-	$1,009,548

June 30, 2018:
Derivative liabilities	$2,886,965	$-	$-	$2,886,965

Total liabilities measured at fair value	$2,886,965	$-	$-	$2,886,965

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

There were no new accounting pronouncements issued or proposed by the FASB during the nine months ended March 31, 2019 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

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

1.

As of March 31, 2019, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of March 31, 2019, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of March 31, 2019, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2019, based on the criteria established in "Internal Control-Integrated Framework" (2013 Framework) issued by the COSO.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

The Company continues to be subject to the risk factors previously disclosed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2019, the Company issued a total of 5,061,136 shares of its common stock: 640,000 shares in the cashless exercise of warrants; 3,501,800 in the conversion of Series B preferred shares; and 919,336 shares in the conversion of convertible note principal of $90,000, extinguishing derivative liabilities totaling $35,434.

During the three months ended March 31, 2019, the Company issued a total of 18,500 shares of its Series B convertible preferred stock, 15,000 shares valued at $252,000 to our President as compensation and 3,500 shares for stock subscriptions payable of $35,000.

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

INTEGRATED VENTURES, INC.

Dated: May 15, 2019	By:	/s/ Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

