Form 10-K
period 2019-06-30
INTEGRATED VENTURES, INC.
filed 2019-09-30
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On December 31, 2018, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,462,485 based upon the closing price on that date of the common stock of the registrant as reported on the OTC Markets system of $0.165. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of September 30, 2019, the registrant had 39,082,293 shares of its common stock, $0.001 par value, issued and outstanding.

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

PART I

ITEM 1. BUSINESS.

We were incorporated in the State of Nevada on March 22, 2013 under the name Lightcollar, Inc. On March 22, 2015, we changed our name to EMS Find, Inc. (“EMS Find”). Effective March 31, 2015, we entered into a Share Exchange Agreement with the sole shareholder of EMS Factory, Inc., a Pennsylvania corporation (“EMS Factory”), and following the closing under the Share Exchange Agreement, EMS Factory became a wholly-owned subsidiary of the Company, with the former stockholder of EMS Factory owning approximately 35% of the outstanding shares of common stock of the combined company. The Company developed and marketed a B2B & B2C on-demand mobile platform, designed to connect health care providers and consumers to a network of medical transport companies. On April 6, 2016, we completed the sale of our subsidiary Viva Entertainment Group, Inc. to Black River Petroleum Corp.

Effective July 27, 2017, we changed our name to Integrated Ventures, Inc. to reflect our plan to expand our operations by the acquisition of additional operating companies.

In November 2017, we discontinued our prior operations and changed our business focus to acquiring, launching and operating companies in the technology sector, mainly in digital currency mining, equipment manufacturing, and sales of branded mining rigs, as well as blockchain software development.

In April 2018, the Company acquired the digital currency mining operations of digiMine LLC through two Asset Purchase Agreements. In addition, in August 2018, the Company acquired the digital currency mining operations of Secure Hosting, LLC through an Asset Purchase Agreement.

Our Business

On November 22, 2017, we successfully launched our cryptocurrency operations, and revenues commenced from cryptocurrency mining operations and from sales of cryptocurrency mining equipment. As of June 30, 2019, the Company owned and operated approximately 880 miners of cryptocurrencies. On May 8, 2019, the Company consolidated all of its mining operations by signing a three-year lease and power purchase agreement with PetaWatt Properties, LLC, located in upstate NY and moving all of our cryptocurrency operations to that new location.

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

The method for creating new bitcoins is mathematically controlled in a manner so that the supply of bitcoins grows at a limited rate pursuant to a pre-set schedule. Less than a year ago, Bitcoin moved to a price around $20,000 in December 2017, and is trading in the range of $10,000 currently. Mining economics have also been much more pressured by the Difficulty Rate – a computation used by miners to determine the amount of computing power required to mine bitcoin. The Difficulty Rate is directly influenced by the total size of the entire Bitcoin network. The Bitcoin network has grown six-fold in the past year, resulting in a six-fold increase in difficulty. Meanwhile, demand from miners also drove up hardware and power prices, the largest costs of production. This deliberately controlled rate of bitcoin creation means that the number of bitcoins in existence will never exceed 21 million and that bitcoins cannot be devalued through excessive production unless the Bitcoin Network’s source code (and the underlying protocol for bitcoin issuance) is altered.

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

Our Cryptocurrency Operations

We utilize and rely on cryptocurrency pools to mine cryptocurrencies and generate a mixed selection of digital cryptocurrencies, including BTC, LTC and ETH. Cryptocurrency payouts are paid to us by the pool operator, and the digital currency produced is either stored in a wallet (Coinbase) or sold in open market. Payout proceeds are automatically deposited in our corporate bank accounts.

In our digital currency mining operations, the following models of miners are owned and deployed by the Company: Antminer S9 (5 different models), Antminer L3, Antminer E3, Alpha Miner, Panda Miner Pro and Bitworks.

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

On each Bitcoin Exchange, bitcoins are traded with publicly disclosed valuations for each transaction, measured by one or more fiat currencies. Bitcoin Exchanges report publicly on their site the valuation of each transaction and bid and ask prices for the purchase or sale of bitcoins. Market participants can choose the Bitcoin Exchange on which to buy or sell bitcoins. To date, the SEC has rejected the proposals for bitcoin ETF’s, citing that lack of enough transparency in the cryptocurrency markets to be sure that prices are not being manipulated. The Wall Street Journal has recently reported on how bots are manipulating the prices of bitcoin on the crypto exchanges. However, on November 8, 2018, the SEC announced in an order (the "Order") that it had settled charges against Zachary Coburn, the founder of the digital token exchange EtherDelta, marking the first time that the SEC has brought an enforcement action against an online digital token platform for operating as an unregistered national securities exchange.

Although the cryptocurrency markets have been historically volatile and have weathered several up and down cycles over the past few years, recently these markets have been in a selloff phase for the past several months, possibly reflecting doubts as to the applicability of digital currencies in commercial applications and other factors. In this selloff, prices of digital currencies other than Bitcoin have experienced deeper percentage declines than Bitcoin. On December 31, 2017, Bitcoin was trading in the range of $18,000, and as of November 30, 2018 had declined to a $4,000 trading range. The trading range has recently increased to approximately $10,200. Other cryptocurrencies have experienced more substantial declines, than Bitcoin’s recent decline. Our revenues are directly affected by the Bitcoin market price specifically, which is the market leader for prices of all cryptocurrencies. In recent weeks, regulatory crackdowns have also weighed on prices. The Securities and Exchange Commission recently announced its first civil penalties against cryptocurrency founders as part of a wide regulatory and legal crackdown on fraud and abuses in the industry. In addition, Bloomberg News recently reported that regulators are investigating whether bitcoin's rally to almost $20,000 last year was the result of market manipulation. The U.S. Justice Department is investigating whether tether, a controversial cryptocurrency that founders say is backed 1:1 by the U.S. dollar, was used by traders to prop up bitcoin, according to the report, which cited three unnamed sources familiar with the matter.

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

Government Regulation

Government regulation of blockchain and cryptocurrency under review with a number of government agencies, the Securities and Exchange Commission, the Commodity Futures Trading Commission, the Federal Trade Commission and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, and in other countries. State government regulations also may apply to certain activities such as cryptocurrency exchanges (bitlicense, banking and money transmission regulations) and other activities.  Other bodies which may have an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency business include the national securities exchanges and the Financial Industry Regulatory Authority. As the regulatory and legal environment evolves, the Company may in its mining activities become subject to new laws, and further regulation by the SEC and other agencies.  On November 16, 2018, the SEC issued a Statement on Digital Asset Securities Issuance and Trading, in which it emphasized that market participants must still adhere to the SEC’s well-established and well-functioning federal securities law framework when dealing with technological innovations, regardless of whether the securities are issued in certificated form or using new technologies, such as blockchain.

Blockchain and cryptocurrency regulations are in a nascent state with agencies investigating businesses and their practices, gathering information, and generally trying to understand the risks and uncertainties in order to protect investors in these businesses and in cryptocurrencies generally.   Various bills have also been proposed in Congress for adoption related to our business which may be adopted and have an impact on us.  The offer and sale of digital assets in initial coin offerings, which is not an activity we expect to pursue, has been a central focus of recent regulatory inquiries.  On November 16, 2018 the SEC settled with two cryptocurrency startups, and reportedly has more than 100 investigations into cryptocurrency related ventures, according to a codirector of the SEC’s enforcement division (Wall Street Journal, November 17-18, 2018). An annual report by the SEC shows that digital currency scams are among the agency’s top enforcement priorities. The SEC is focused in particular on Initial Coin Offerings (ICOs), which involve the sale of digital tokens related to blockchain projects. Many such projects have failed to deliver on their promises or turned out to be outright scams. In the past year, the enforcement division has opened dozens of investigations involving ICOs and digital assets, many of which were ongoing at the close of FY 2018,” the SEC states in a section of the report titled “ICOs and Digital Assets.”

Financial

For the year ended June 30, 2019, we have recognized revenues totaling $279,143 from cryptocurrency operations (consisting of both mining and equipment sales transactions) which commenced November 22, 2017. At June 30, 2019, we owned no material mined intangible assets (Bitcoin, Ethereum and Litecoin).

At June 30, 2019, the Company owned 880 mining rigs, with a net book value of $1,078,206 with no rigs included in inventory and held for sale. This number is directly related to the availability of the electric power for the mining rigs, which is currently at maximum utilization capacity. For financial accounting purposes, we record our mining rigs at the lower of cost or estimated net realizable value.

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

On May 21, 2019, the Company and DigiMine, LLC entered into an Exchange Agreement, pursuant to which, DigiMine had agreed to surrender the remaining 20,000 shares of the Company’s Series B Preferred Stock held by it and terminate its Put-Back-Rights under the April 2018 Security and Pledge Agreements, in exchange for 10,000,000 shares of the Company’s common stock, which issued in ten tranches of 1,000,000 shares each. Ten trading days after the Initial Closing date and each ten trading days thereafter, the Company agreed to deliver a tranche of 1,000,000 shares of common stock to the Holder. Through June 30, 2019, closings were held and 2,000,000 shares of the common stock exchange shares were issued.

On August 2, 2018, the Company entered into an Asset Purchase Agreement with Secure Hosting, LLC ("Secure Hosting") for the purchase of 182 Ethereum mining machines. As consideration for the purchase of the machines, the Company issued 38,018 shares of its Series B convertible preferred stock.

On January 19, 2018, Integrated Ventures, Inc. and St. George Investments, LLC entered into a Securities Purchase Agreement, pursuant to which St. George purchased 462,900 restricted common shares of the Company for $750,000. The Company received net proceeds of $720,000. The Company had issued to St. George, a three-year warrant (the Warrant) for the purchase of 347,175 shares of the Company’s common stock at a cash exercise price of $2.16 per share. The Warrant also contained a cashless exercise option. On June 26, 2019, the Company and St. George executed an Exchange Agreement, pursuant to which the Company issued a new Convertible Promissory Note, in the original principal amount of $500,000, in exchange for the surrender by St. George of the Warrant. The Note bears interest at the rate of 5% per annum and matures six months from the issuance date. St. George shall have the right, exercisable at any time in its discretion, to convert any amount of the Note and accrued interest into common shares of the Company at an exercise price equal to 80% multiplied by the average of the three lowest closing trade prices of the Company’s common stock during the twenty trading days immediately preceding the applicable conversion date. The Company has the right to prepay all or any portion of the outstanding balance of the Note.

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

Employees and Employment Agreements

At present time, we have one full time employee, Steve Rubakh, our sole officer and director, who devotes 100% of his time to our operations. In addition, we rely on a group of subcontractors to build, install, manage, monitor and service our mining equipment. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees; however, we at times do reimburse Mr. Rubakh for certain health insurance and medical costs.

Property

Our corporate offices are located at 73 Buck Road, Suite 2, Huntingdon Valley, Pennsylvania 19006. Our telephone number is (215) 613-1111. Our lease provides for a monthly rental of $750 and is currently on a month-by-month basis. The lease will continue month-to-month after the expiration. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs. This facility is also used by mining operations.

On May 8, 2019, the Company consolidated all of its mining operations in Carthage, New York, by signing a three-year lease and power purchase agreement with PetaWatt Properties, LLC, based in upstate NY.

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

Risks Related to Our Common Stock and its Market

BECAUSE CERTAIN EXISTING STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK, OTHER STOCKHOLDERS' VOTING POWER MAY BE LIMITED.

Steve Rubakh, our Chief Executive Officer, owns and/or controls a majority of the voting power of our common stock. As a result, Mr. Rubakh will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This stockholder, who is also our sole director, may make decisions that are averse to or in conflict with your interests. See our discussion under the caption “Principal Stockholders” for more information about ownership of our outstanding shares.

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

OUR SHARE PRICE IS VOLATILE AND MAY BE INFLUENCED BY NUMEROUS FACTORS THAT ARE BEYOND OUR CONTROL.

Market prices for shares of technology companies such as ours are often volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

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

ITEM 2. PROPERTIES.

Our business offices are located at 73 Buck Road, Suite 2, Huntingdon Valley, Pennsylvania 19006. Our telephone number is (215) 613-1111. Our lease provides for a monthly rental of $750 and is on a month-to-month basis.

On May 8, 2019, the Company consolidated all of its mining operations by signing a three-year lease and power purchase agreement with PetaWatt Properties, LLC, located in Carthage, New York. Our sole financial obligation to the lessor and host of our mining operations is a payment of $0.041 per kilowatt hour of electricity consumed.

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

Period	High	Low
Fiscal Year Ended June 30, 2017
Quarter Ended September 30, 2016	$0.197	$0.0142
Quarter Ended December 31, 2016	$0.03	$0.0078
Quarter Ended March 31, 2017	$0.029	$0.0022
Quarter Ended June 30, 2017	$0.013	$0.0008

Fiscal year Ended June 30, 2018
Quarter Ended September 30, 2017	$0.18	$0.05
Quarter Ended December 31, 2017	$5.91	$0.12
Quarter Ended March 31, 2018	$2.42	$0.95
Quarter Ended June 30, 2018	$1.62	$0.79

Fiscal Year Ended June 30, 2019
Quarter Ended September 30, 2018	$1.02	$0.261
Quarter Ended December 31, 2018	$0.50	$0.011
Quarter Ended March 31, 2019	$0.34	$0.086
Quarter Ended June 30, 2019	$0.195	$0.07

Fiscal Year Ended June 30, 2020
Quarter Ended September 30, 2019 (through Sept. 25)	$0.15	$0.03

The table reflects the 1-for-50 reverse stock split of the Company’s common stock effective September 21, 2018.

Holders

As of September 20, 2019, there were 18 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name.

Dividend Distributions

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Recent Sales of Unregistered Securities

The table below sets forth information as to sales by the Company of unregistered securities not previously reported in the Company’s periodic filings for its fiscal year ended June 30, 2019.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

September 17, 2018	Convertible Promissory Note	Geneva Roth Remark Holdings, Inc.	N/A	$128,000 / N/A
September 26, 2018	Convertible Promissory Note	BHP Capital NY, Inc.	N/A	$57,200 / N/A
September 26, 2018	Convertible Promissory Note	Armada Investment Fund, LLC	N/A	$57,200 / N/A
February 9. 2019	Convertible Promissory Note	Geneva Roth Remark Holdings, Inc.	N/A	$43,000 / N/A
March 21. 2019	Convertible Promissory Note	Geneva Roth Remark Holdings, Inc.	N/A	$78,000 / N/A
April 18. 2019	Convertible Promissory Note	Geneva Roth Remark Holdings, Inc.	N/A	$63,000 / N/A
May 15, 2019	Convertible Promissory Note	BHP Capital NY, Inc.	N/A	$38,500 / N/A
May 15, 2019	Convertible Promissory Note	Armada Investment Fund, LLC	N/A	$38,500 / N/A
May 15, 2019	Convertible Promissory Note	Jefferson Street Capital LLC	N/A	$38,500 / N/A
June 26, 2019	Convertible Promissory Note	St. George Investments LLC	N/A	$500,000 / N/A
July 1, 2019	Issuance of 5,000 shares of Series B Preferred Stock issued as compensation to Chief Executive Officer	Steve Rubakh	NA	$0.834 per underlying common share /NA
January 24, 2019	Issuance of 5,000 shares of Series B Preferred Stock issued as compensation to Chief Executive Officer	Steve Rubakh	NA	$0.16 per underlying common share /NA
January 24, 2019	Issuance of 5,000 shares of Series B Preferred Stock issued as compensation to Chief Executive Officer	Steve Rubakh	NA	$0.16 per underlying common share /NA
March 2, 2019	Issuance of 5,000 shares of Series B Preferred Stock issued as compensation to Chief Executive Officer	Steve Rubakh	NA	$0.184 per underlying common share /NA
January 9, 2019	Issuance of 3,500 shares of Series B Preferred Stock for subscription payable	A-1 Solar	N/A	$10 per share / N/A
April 12, 2019	Issuance of 50,000 shares of Series B Preferred Stock issued as compensation to Chief Executive Officer	Steve Rubakh	NA	$.1286 per underlying common share /NA
August 14, 2018	Issuance of 100,000 shares of Common Stock as consulting fees	Stockvest	N/A	$0.55 per share / N/A
September 26, 2018	Issuance of 75,000 shares of Common Stock as loan due diligence fees	BHP Capital NY, Inc.	N/A	$0.355 per share / N/A
September 26, 2018	Issuance of 75,000 shares of Common Stock as loan due diligence fees	Armada Investment Fund, LLC	N/A	$0.355 per share / N/A
October 5, 2018	Issuance of 100,000 shares of Common Stock as consulting fees	Stockvest	N/A	$0.2516 per share / N/A
May 1, 2019	Issuance of 20,000 shares of Common Stock as consulting fees	Resources Unlimited NW	N/A	$0.095 per share / N/A

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

Financial

On November 22, 2017, we successfully launched our cryptocurrency operations. From that date through June 30, 2019, we had total revenues of $585,550, consisting of: (1) revenues from mining operations of $448,066 received primarily in digital currencies and (2) equipment and parts retail sales of $137,484.

In April 2018, the Company purchased a total of 247 Bitmain mining machines, together with associated assets, and restricted cash totaling $375,000 pursuant to two Asset Purchase Agreements with digiMine LLC (“digiMine.”) As of April 16, 2018, we assumed the lease obligation on one of the premises on which the business of digiMine operated in Marlboro, New Jersey.

We then consolidated our digital currency mining operations in two locations, Huntingdon Valley, Pennsylvania and Marlboro, New Jersey. In connection with this consolidation, we closed our operations in two locations in Philadelphia, Pennsylvania.

In May 2019, we closed our locations in Huntingdon Valley, Pennsylvania and Marlboro, New Jersey and further consolidated our operations with approximately 880 mining machines in a hosted facility in Carthage, New York. We entered into a lease and power purchase agreement where our sole financial obligation to the lessor and host of our mining operations is a payment of $0.041 per kilowatt hour of electricity consumed.

We have funded our operations primarily from the proceeds of convertible promissory notes. In May 2019, we completed financing with three lenders, receiving total net proceeds of $102,000 and completed financing with two of these lenders in July 2019, receiving total net proceeds of $247,000.

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

We are incurring increased costs as a result of being a publicly traded company. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We also have paid compensation through the issuance of shares of our common stock and warrants, the valuation of which has resulted in significant stock-based compensation. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies and will require us to comply with these rules. These new rules and regulations have will increase our legal and financial compliance costs and have made some activities more time-consuming and costlier. In addition, these new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do. As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2019 COMPARED TO THE YEAR ENDED JUNE 30, 2018

Revenues

In November 2017 we commenced operations in our first cryptocurrency mining location. Our cryptocurrency mining revenues increased to $249,819 in the year ended June 30, 2019 from $198,247 in the year ended June 30, 2018. The increase resulted primarily from the results of operating for a full year in fiscal year 2019. This increase in revenues was partially offset, however, by lower revenues resulting from an overall decrease in the market price of digital currencies. As discussed above, we operated out of two locations during the first six months of the current fiscal year compared to only one location in the prior fiscal year with operations commencing in November 2017. In addition, the number of cryptocurrency mining units utilized in operation has significantly increased in the current fiscal year as a result of the digiMine acquisition in April 2018 and an Asset Purchase Agreement in August 2018.

We also had revenues from the sale of cryptocurrency mining units that we purchased or assembled for resale and parts totaling $29,324 in the year ended June 30, 2019 compared to $108,160 in the year ended June 30, 2018. The decrease in these revenues in the current fiscal year resulted from a lower retail demand for our model of cryptocurrency mining units, partially offset by an increase in the sales of parts.

Cost of Revenues

Cost of revenues was $1,005,479 in the year ended June 30, 2019 compared to $237,793 in the year ended June 30, 2018. Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation, rent, operating supplies, utilities and monitoring services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing or assembling the cryptocurrency mining units sold. We experienced a gross loss on revenues in the current fiscal year primarily due to high utility costs, a conservative, short useful life for mining equipment depreciation, costs of vacating and relocating operations, including abandonment of leasehold improvements. In addition, during much of the current fiscal year, we operated in two fully equipped locations with substantially more cryptocurrency mining units utilized.

Operating Expenses

General and administrative expenses increased $527,368 to $1,823,523 for the year ended June 30, 2019 from $1,296,155 for the year ended June 30, 2018. The increases are due primarily to an increase in non-cash stock-based compensation to related parties and increases in other expenses supporting our expanded cryptocurrency mining operations. Stock-based compensation to related parties totaled $1,312,000 for the year ended June 30, 2019 compared to $809,000 in the year ended June 30, 2018. The value of the stock-based compensation is computed using the market price of our common stock.

We performed a lower of cost or market impairment analysis on the cryptocurrency machines purchased in the August 2018 Asset Purchase Agreement, including writing off the purchase price allocated to the defective machines, and recorded an impairment expense of $2,097,930 during the year ended June 30, 2019. We reported no impairment expense for the three months ended March 31, 2019 and 2018 and the nine months ended March 31, 2018. We engaged a valuation firm to determine the value of the shares of our Series B preferred stock issued in the April 2018 transactions with digiMine, and to allocate that purchase price to the assets acquired. The excess of the cost over the fair value of net assets acquired was recorded as goodwill of $4,153,510. At June 30, 2018, the Company reviewed the goodwill recorded in the digiMine acquisition and determined that a full impairment expense of $4,153,510 was required.

Other Income (Expense)

Our other income (expense) was comprised of the following for the years ended June 30:

	2019	2018

Interest and other income	$-	$1,405
Interest expense	(214,373)	(153,706)
Realized gain (loss) on sale of investments	(32,770)	239,567
Loss on settlement of warrants	(500,000)	(25,000)
Loss on exchange of Series B preferred stock	(1,650,000)	-
Change in fair value of derivative liabilities	(2,468,339)	490,484
Unrealized loss on investments	-	(2,709)
Gain on extinguishment of debt	-	7,934

Total other income (expense)	$(4,865,482)	$557,975

Interest and other income and unrealized loss on investments are not currently material to our operations.

The increase in our interest expense in the current fiscal year, which includes the amortization of debt discount and original issue discount, resulted from new convertible debt incurred. As of June 30, 2018, we had no convertible debt outstanding.

The realized loss on investments in the year ended June 30, 2019 resulted primarily from losses recorded on our digital currencies, as we experienced the negative impact of declining market values. The realized gain on investments in the year ended June 30, 2018 resulted from sales of common shares of Viva Entertainment Group, Inc. (“Viva Entertainment), a former subsidiary.

On June 26, 2019, the Company entered into an Exchange Agreement with St. George Investments LLC (“St. George”) pursuant to which a convertible promissory note payable to St. George in the principal amount of $500,000 was issued in consideration for the surrender by St. George of all outstanding warrants previously issued in January 2018. As a result, we reported a loss on exchange of warrants of $500,000 in the year ended June 30, 2019.

In December 2017, the Company and Global Opportunity Group LLC (“Global”), a lender, entered into an Exchange Agreement pursuant to which warrants held by Global were cancelled in exchange for a convertible promissory note payable to Global in the principal amount of $25,000, which amount was recorded as a loss on settlement of warrants in the year ended June 30, 2018.

On May 21, 2019, the Company and digiMine entered into an Exchange Agreement (the “Preferred Stock Exchange Agreement”) pursuant to which DigiMine agreed to surrender the remaining 20,000 shares of the Company’s Series B preferred stock held by it and terminate its rights under the Security and Pledge Agreement, dated April 30, 2018, in exchange for 10,000,000 shares of the Company’s common stock, which are to be issued in ten tranches of 1,000,000 shares each beginning ten trading days after the date of the Exchange Agreement and each ten trading days thereafter. The Company identified a derivative liability associated with the obligation to issue the common shares recorded initially at $1,650,000 and recorded a loss on the Series B preferred stock exchange of $1,650,000 for the year ended June 30, 2019.

There was no gain or loss on exchange of Series B preferred stock during the year ended June 30, 2018.

We estimate the fair value of the derivatives associated with our convertible notes payable, warrants, put-back rights associated with two asset purchase agreements, common stock issuable pursuant to a Series B preferred stock Exchange Agreement and a stock subscription payable using, as applicable, either the Black-Scholes pricing model or multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

We incurred no gain or loss on extinguishment of debt in the year ended June 30, 2019. We incurred a gain on extinguishment of debt of $7,934 in the year ended June 30, 2018 resulting from the settlement of our indebtedness in that fiscal year.

Net Loss

As a result, our net loss for the year ended June 30, 2019 was $9,513,271, compared to a net loss of $5,577,450 for the year ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2019, we had total current assets of $79,531, including cash of $48,310, and total current liabilities of $2,208,259, resulting in a working capital deficit of $2,128,728. Included in current liabilities as of June 30, 2019 are derivative liabilities totaling $1,617,774, which we do not anticipate will require the payment of cash to settle. In addition, we had a total stockholders’ deficit of $1,088,343 as of June 30, 2019.

We have funded our operations primarily from proceeds from convertible notes payable. During the year ended June 30, 2019, we received net proceeds totaling $500,945 from nine convertible notes. Three of the convertible notes were converted in full into common shares of the Company during the year ended June 30, 2019. We also received $25,000 from a stock subscription.

Subsequent to June 30, 2019, we received net proceeds totaling $247,000 from convertible notes payable from two of these lenders.

Sources and Uses of Cash

We used net cash in operations of $708,040 in the year ended June 30, 2019 as a result of our net loss of $9,513,271, increases in digital currencies of $251,627and equipment deposits of $27,971 partially offset by non-cash expenses totaling $8,993,776, decreases in prepaid expenses and other current assets of $5,750 and deposits of $13,973, and increases in accounts payable of $12,055, accrued expenses of $10,395 and due to related party of $48,880.

By comparison, we used net cash in operations of $1,147,502 in the year ended June 30, 2018 as a result of our net loss of $5,577,450, non-cash gains totaling $737,985, increases in digital currencies of $198,286, prepaid expenses and other current assets of $1,500, inventories of $648,853, equipment deposits of $3,896, accrued interest receivable – related party of $98 and deposits of $13,973, and a decrease in due to related party of $1,711, partially offset by non-cash expenses totaling $6,003,828, and increases in accounts payable of $17,815 and accrued expenses of $14,607.

During the year ended June 30, 2019, we had net cash provided by investing activities of $189,335, comprised of net proceeds from the sale of investments of $231,782, partially offset by the purchase of property and equipment of $42,447.

During the year ended June 30, 2018, we had net cash provided by investing activities of $417,881, comprised of restricted cash acquired in acquisition of $375,000 and net proceeds from the sale of investments of $714,847, partially offset by purchase of investments of $9,651, increase in notes receivable of $49,880 and purchase of property and equipment of $612,435.

During the year ended June 30, 2019, we had net cash provided by financing activities of $525,945 comprised of proceeds from convertible notes payable of $500,945 and proceeds from stock subscriptions payable of $25,000.

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

Going Concern

The Company has reported recurring net losses since its inception and used net cash in operating activities of $708,040 in the year ended June 30, 2019. As of June 30, 2019, the Company had an accumulated deficit of $20,983,207 and a total stockholders’ deficit of $1,088,343. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Digital Currencies

Digital currencies consist of Bitcoin, Litecoin and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies are included in other income (expense) in the statements of operations.

Property and Equipment

Property and equipment, consisting primarily of computer and other cryptocurrency mining equipment (transaction verification servers) and leasehold improvements, is stated at the lower of cost or estimated realizable value and is depreciated when placed into service using the straight-line method over estimated useful lives. The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has assessed the basis of depreciation of these assets and believes they should be depreciated over a three-year period due to technological obsolescence reflecting rapid development of hardware that has faster processing capacity and other factors. Additionally, during the year ended June 30, 2019, the Company wrote down cryptocurrency mining equipment by $2,097,930 to estimated net realizable value. The Company also wrote off abandoned leasehold improvements with a net book value of $107,150 to cost of goods sold during the year ended June 30, 2019. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

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

We estimate the fair value of the derivatives associated with our convertible notes payable, warrants, put-back rights associated with two asset purchase agreements, common stock issuable pursuant to a Series B preferred stock Exchange Agreement and a stock subscription payable using, as applicable, either the Black-Scholes pricing model or multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. Total impairment expense, consisting of write downs for cryptocurrency mining equipment totaled $2,097,930 for the year ended June 30, 2019. Total impairment expense, consisting of write downs for equipment inventories, cryptocurrency mining equipment and goodwill, totaled $4,907,884 for the year ended June 30, 2018.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2019 and 2018, the amounts reported for cash, restricted cash, prepaid expenses and other current assets, equipment deposits, accounts payable, accrued expenses and due to related party approximate fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our marketable securities as of June 30, 2018 were measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3

Marketable securities	$1,700	$1,700	-	-

Total assets measured at fair value	$1,700	$1,700	$-	$-

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2019:
Derivative liabilities	$1,617,774	$-	$-	$1,617,774

Total liabilities measured at fair value	$1,617,774	$-	$-	$1,617,774

June 30, 2018:
Derivative liabilities	$2,886,965	$-	$-	$2,886,965

Total liabilities measured at fair value	$2,886,965	$-	$-	$2,886,965

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

The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin, Litecoin and Ethereum. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives digital currencies, which are recorded as revenue using the closing U.S. dollar price of the related cryptocurrency on the date of receipt. Expenses associated with running the cryptocurrency mining operations, such as equipment depreciation, rent, operating supplies, rent, utilities and monitoring services are recorded as cost of revenues.

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

OFF BALANCE SHEET ARRANGEMENTS

During the year ended June 30, 2018, the Company consolidated its cryptocurrency mining operations in two locations, Huntingdon Valley, Pennsylvania and Marlboro, New Jersey, where facilities were leased under operating leases. As part of the consolidations, operating leases at two other locations were terminated. Subsequently, during the year ended June 30, 2019, the Company terminated these two operating leases when it further consolidated operations pursuant to a hosting arrangement in Carthage, New York.

The Carthage lease and power purchase agreement was entered into on May 10, 2019 for an initial term of 90 days, with an option to continue the lease for a subsequent 36 months. The Company’s sole obligation under the lease is to pay the lessor $0.41 on every kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. Through June 30, 2019, the Company paid the lessor a total of $27,000.

The Company retained its operating lease for its Pennsylvania administrative location, which is on a month-to-month basis at $750 per month.

As of June 30, 2019, the Company had no obligation for future lease payments under non-cancelable operating leases.

We currently have no other material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING POLICIES

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

INTEGRATED VENTURES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Integrated Ventures, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Integrated Ventures, Inc. (the Company) as of June 30, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continues as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC.

We have served as the Company’s auditor since 2018.

Houston, TX

September 30, 2019

Integrated Ventures, Inc.
Balance Sheets
	June 30, 2019	June 30, 2018
ASSETS
Current assets:
Cash	$48,310	$749
Restricted cash	-	40,321
Prepaid expenses and other current assets	3,250	9,000
Inventories	-	114,851
Equipment deposits	27,971	3,896
Marketable securities	-	1,700
Total current assets	79,531	170,517

Non-current assets:
Property and equipment, net	1,039,683	633,105
Digital currencies	2	11,227
Deposits	700	14,673
Total assets	$1,119,916	$829,522

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$39,028	$26,973
Accrued expenses	24,456	29,428
Due to related party	69,854	20,974
Derivative liabilities	1,617,774	2,886,965
Convertible notes payable, net of discounts	457,147	-
Total current liabilities	2,208,259	2,964,340

Total liabilities	2,208,259	2,964,340

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of June 30, 2019 and 2018)	500	500
Series B preferred stock, $0.001 par value, (500,000 shares authorized, 300,000 and 309,166 shares issued and outstanding as of June 30, 2019 and 2018, respectively)	300	309
Common stock, $0.001 par value, (250,000,000 shares authorized, 29,824,187 and 8,964,103 shares issued and outstanding as of June 30, 2019 and 2018, respectively)	29,825	8,965
Additional paid-in capital	19,864,239	9,290,344
Stock subscriptions payable	-	35,000
Accumulated deficit	(20,983,207)	(11,469,936)
Total stockholders’ deficit	(1,088,343)	(2,134,818)
Total liabilities and stockholders’ deficit	$1,119,916	$829,522

See Notes to Financial Statements

Integrated Ventures, Inc.
Statements of Operations
	Years Ended June 30,
	2019	2018

Revenues:
Cryptocurrency mining	$249,819	$198,247
Sales of cryptocurrency mining equipment	29,324	108,160
Total revenues	279,143	306,407

Cost of revenues	1,005,479	237,793

Gross margin (loss)	(726,336)	68,614

Operating expenses:
General and administrative	1,823,523	1,296,155
Impairment of assets	2,097,930	4,907,884

Total operating expenses	3,921,453	6,204,039

Loss from operations	(4,647,789)	(6,135,425)

Other income (expense):
Interest and other income	-	1,405
Interest expense	(214,373)	(153,706)
Realized gain (loss) on sale of investments	(32,770)	239,567
Loss on settlement of warrants	(500,000)	(25,000)
Loss on exchange of Series B preferred stock	(1,650,000)	-
Change in fair value of derivative liabilities	(2,468,339)	490,484
Unrealized loss on investments	-	(2,709)
Gain on extinguishment of debt	-	7,934

Total other income (expense)	(4,865,482)	557,975

Loss before income taxes	(9,513,271)	(5,577,450)

Provision for income taxes	-	-

Net loss	$(9,513,271)	$(5,577,450)

Net loss per common share, basic and diluted	$(0.70)	$(0.67)

Weighted average number of common shares outstanding, basic and diluted	13,665,421	8,306,580

See Notes to Financial Statements

Integrated Ventures, Inc.
Statements of Stockholders’ Deficit
For the Years Ended June 30, 2019 and 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, June 30, 2017	500,000	$500	150,000	$150	5,212,563	$5,213	$5,836,607	$-	$(5,892,486)	$(50,016)
Reverse stock split rounding	-	-	-	-	115	-	-	-	-	-
Issuance of preferred stock to officer for compensation	-	-	110,000	110	-	-	808,890	-	-	809,000
Issuance of preferred stock for cash	-	-	12,500	12	-	-	124,988	-	-	125,000
Issuance of preferred stock for acquisition	-	-	36,666	37	-	-	1,163,769	-	-	1,163,806
Preferred stock subscription payable for cash	-	-	-	-	-	-	-	35,000	-	35,000
Issuance of common shares for conversion of debt	-	-	-	-	2,752,883	2,753	190,409	-	-	193,162
Issuance of common shares for cash	-	-	-	-	462,900	464	719,536	-	-	720,000
Issuance of common shares to officer for accrued compensation	-	-	-	-	347,222	347	15,278	-	-	15,625
Issuance of common shares in cashless exercise of warrants	-	-	-	-	188,420	188	(188)	-	-	-
Settlement of derivative liabilities	-	-	-	-	-	-	431,055	-	-	431,055
Net loss	-	-	-	-	-	-	-	-	(5,577,450)	(5,577,450)
Balance, June 30, 2018	500,000	$500	309,166	$309	8,964,103	$8,965	$9,290,344	$35,000	$(11,469,936)	$(2,134,818)
Issuance of Series B preferred stock to officer for compensation	-	-	70,000	70	-	-	1,311,930	-	-	1,312,000
Issuance of Series B preferred stock for property and equipment	-	-	38,018	38	-	-	3,003,384	-	-	3,003,422
Issuance of Series B preferred stock for stock subscriptions payable	-	-	3,500	4	-	-	34,996	(35,000)	-	-
Return and cancellation of Series B preferred stock	-	-	(3,000)	(3)	-	-	3	-	-	-
Conversion of Series B preferred stock to common stock	-	-	(97,684)	(98)	9,768,400	9,768	(9,670)	-	-	-
Common shares issued in Series B preferred stock Exchange Agreement	-	-	(20,000)	(20)	2,000,000	2,000	283,020	-	-	285,000
Common shares issued for consulting fees	-	-	-	-	220,000	220	81,837	-	-	82,057
Common shares issued for cashless exercise of warrants	-	-	-	-	4,950,000	4,950	(3,059)	-	-	1,891
Common shares issued for debt discount	-	-	-	-	150,000	150	53,100	-	-	53,250
Common shares issued in conversion of debt	-	-	-	-	3,771,684	3,772	253,995	-	-	257,767
Settlement of derivative liabilities	-	-	-	-	-	-	5,564,359	-	-	5,564,359
Net loss	-	-	-	-	-	-	-	-	(9,513,271)	(9,513,271)
Balance, June 30, 2019	500,000	$500	300,000	$300	29,824,187	$29,825	$19,864,239	$-	$(20,983,207)	$(1,088,343)

See Notes to Financial Statements

Integrated Ventures, Inc.
Statements of Cash Flows
	Years Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(9,513,271)	$(5,577,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	552,958	59,875
Stock-based compensation – related party	1,312,000	809,000
Stock-based compensation	82,057	-
Impairment of assets	2,097,930	4,907,884
Amortization of debt discount	180,172	117,069
Abandonment of leasehold improvements	107,150	-
Financing fees related to notes payable	10,400	32,859
Realized (gain) loss on sale of investments	32,770	(239,567)
Loss on exchange of Series B preferred stock	1,650,000	25,000
Loss on settlement of warrants	500,000	-
Change in fair value of derivative liabilities	2,468,339	(490,484)
Unrealized (gain) loss on investments	-	2,709
Loss on disposition of property and equipment	-	49,432
(Gain) loss on extinguishment of debt	-	(7,934)
Changes in assets and liabilities:
Digital currencies	(251,627)	(198,286)
Prepaid expenses and other current assets	5,750	(1,500)
Inventories	-	(648,853)
Equipment deposits	(27,971)	(3,896)
Accrued interest receivable – related party	-	(98)
Deposits	13,973	(13,973)
Accounts payable	12,055	17,815
Accrued expenses	10,395	14,607
Due to related party	48,880	(1,711)
Net cash used in operating activities	(708,040)	(1,147,502)

Cash flows from investing activities:
Net proceeds from the sale of investments	231,782	714,847
Purchase of property and equipment	(42,447)	(612,435)
Purchase of investments	-	(9,651)
Increase in notes receivable – related party	-	(49,880)
Restricted cash from acquisition	-	375,000
Net cash provided by investing activities	189,335	417,881

Cash flows from financing activities:
Proceeds from convertible notes payable	500,945	-
Proceeds from stock subscriptions	25,000	35,000
Proceeds from sale of common stock	-	720,000
Proceeds from sale of preferred stock	-	125,000
Repayment of note payable	-	(125,000)
Net cash provided by financing activities	525,945	755,000

Net increase in cash and restricted cash	7,240	25,379
Cash and restricted cash, beginning of year	41,070	15,691
Cash and restricted cash, end of year	$48,310	$41,070

See Notes to Financial Statements.

Integrated Ventures, Inc.
Statements of Cash Flows (continued)
	Years Ended June 30,
	2019	2018

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,257	$7,494
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Equipment deposits for property and equipment	$3,896	$-
Inventories for property and equipment	114,851	-
Series B preferred shares for property and equipment	3,003,422	-
Series B preferred shares returned and cancelled	3	-
Debt discount for derivative liability	438,720	72,617
Common shares issued in conversion of debt	257,767	193,161
Common shares issued for debt discount	53,250	-
Common shares issued in Series B preferred share stock Exchange Agreement	120,000	-
Common shares issued in cashless exercise of warrants	1,891	-
Common shares issued in conversion of Series B preferred stock	98	-
Series B preferred shares issued for stock subscription payable	35,000	-
Settlement of derivative liabilities	5,564,359	431,055
Accrued interest added to convertible notes payable	-	1,116
Marketable securities exchanged for convertible note payable	-	37,074
Marketable securities exchanged for accrued expenses	-	1,370
Note receivable and accrued interest receivable – related party for marketable securities	-	66,850
Common shares issued for due to related party	-	15,625
Common shares issued for cashless exercise of warrants	-	188

See Notes to Financial Statements.

Integrated Ventures, Inc.

Notes to Financial Statements

Years Ended June 30, 2019 and 2018

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

The Company is developing and acquiring a diverse portfolio of digital currency assets and block chain technologies, and now operates cryptocurrency mining operations in two facilities located in Pennsylvania and New Jersey. Cryptocurrency mining revenues commenced in November 2017. Cryptocurrencies are a medium of exchange that uses decentralized control (a block chain) as opposed to a central bank to track and validate transactions. The Company, through its wholly owned subsidiary, BitcoLab, Inc., is currently mining Bitcoin, Litecoin and Ethereum, whereby the Company earns revenue by solving “blocks” to be added to the block chain.

As of June 30, 2019, the Company owned and operated approximately 880 miners of cryptocurrencies. On May 8, 2019, the Company consolidated all of its mining operations by signing a three-year lease and power purchase agreement with PetaWatt Properties, LLC, located in upstate NY and moving all of our cryptocurrency operations to that new location.

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents at June 30, 2019 and 2018.

Restricted Cash

Amounts included in restricted cash represent funds required to be set aside pursuant to the digiMine Acquisition for the payment of defined digital currency mining expenditures. The restriction lapsed when the required expenditures were paid.

Digital Currencies

Digital currencies consist of Bitcoin, Litecoin and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies are included in other income (expense) in the statements of operations.

Inventories

Inventories at June 30, 2018 consisted of cryptocurrency mining units held for sale or deployment in mining operations and are stated at the lower of cost or estimated realizable value. Payments to equipment suppliers prior to shipment of the equipment are recorded as equipment deposits.

Marketable Securities

We had no marketable securities as of June 30, 2019. Marketable securities included in current assets in the balance sheet as of June 30, 2018, are classified as trading securities, and reported at fair value based on quoted market prices. Changes in the fair value of the investments during the period are recorded as unrealized gains or losses in other income (expense) in the statements of operations. Realized gains or losses on the sale of marketable securities are included in other income (expense) in the statements of operations.

Property and Equipment

Property and equipment, consisting primarily of computer and other cryptocurrency mining equipment (transaction verification servers) and leasehold improvements, is stated at the lower of cost or estimated realizable value and is depreciated when placed into service using the straight-line method over estimated useful lives. The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has assessed the basis of depreciation of these assets and believes they should be depreciated over a three-year period due to technological obsolescence reflecting rapid development of hardware that has faster processing capacity and other factors. Additionally, during the year ended June 30, 2019, the Company wrote down cryptocurrency mining equipment by $2,097,930 to estimated net realizable value. The Company also wrote off abandoned leasehold improvements with a net book value of $107,150 to cost of goods sold during the year ended June 30, 2019. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

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

We estimate the fair value of the derivatives associated with our convertible notes payable, warrants, put-back rights associated with two asset purchase agreements, common stock issuable pursuant to a Series B preferred stock Exchange Agreement and a stock subscription payable using, as applicable, either the Black-Scholes pricing model or multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. Total impairment expense, consisting of write downs for cryptocurrency mining equipment totaled $2,097,930 for the year ended June 30, 2019. Total impairment expense, consisting of write downs for equipment inventories, cryptocurrency mining equipment and goodwill, totaled $4,907,884 for the year ended June 30, 2018.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2019 and 2018, the amounts reported for cash, restricted cash, prepaid expenses and other current assets, equipment deposits, accounts payable, accrued expenses and due to related party approximate fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our marketable securities as of June 30, 2018 were measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3

Marketable securities	$1,700	$1,700	-	-

Total assets measured at fair value	$1,700	$1,700	$-	$-

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2019:
Derivative liabilities	$1,617,774	$-	$-	$1,617,774

Total liabilities measured at fair value	$1,617,774	$-	$-	$1,617,774

June 30, 2018:
Derivative liabilities	$2,886,965	$-	$-	$2,886,965

Total liabilities measured at fair value	$2,886,965	$-	$-	$2,886,965

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

The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin, Litecoin and Ethereum. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives digital currencies, which are recorded as revenue using the closing U.S. dollar price of the related cryptocurrency on the date of receipt. Expenses associated with running the cryptocurrency mining operations, such as equipment depreciation, rent, operating supplies, rent, utilities and monitoring services are recorded as cost of revenues.

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

Income Taxes

The Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2019, tax years 2018, 2017, 2016 and 2015 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

For the years ended June 30, 2019 and 2018, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

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

Reclassifications

Certain amounts in the financial statements for the year ended June 30, 2018 have been reclassified to conform to the presentation for the year ended June 30, 2019.

3. GOING CONCERN

The Company has reported recurring net losses since its inception and used net cash in operating activities of $708,040 in the year ended June 30, 2019. As of June 30, 2019, the Company had an accumulated deficit of $20,983,207 and a total stockholders’ deficit of $1,088,343. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30:

	2019	2018

Cryptocurrency mining equipment	$1,579,580	$573,806
Furniture and equipment	16,366	14,427
Leasehold improvements	-	102,932

Total	1,595,946	691,165
Less accumulated depreciation and amortization	(556,263)	(58,060)

Net	$1,039,683	$633,105

Depreciation and amortization expense, included in cost of revenues, for the years ended June 30, 2019 and 2018 was $552,958 and $59,875, respectively.

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

Of the 182 machines purchased, 152 were placed into operations, and 30 units deemed to be under-performing will be utilized by the Company as repair parts or sold as repair parts. The Company performed a lower of cost or market impairment analysis on the machines purchased, including writing off the purchase price allocated to the defective machines, and recorded an impairment expense of $2,097,930, which amount is included in operating expenses for the year ended June 30, 2019.

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

6. DIGIMINE ACQUISITION AND PREFERRED STOCK EXCHANGE AGREEMENT

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

The Company performed an impairment analysis on the goodwill at June 30, 2018 and recorded an impairment expense of $4,153,510, which amount is included in operating expenses for the year ended June 30, 2018. The total cash acquired of $375,000 was restricted to fund digital mining operations. As of June 30, 2019, the restricted cash had been fully utilized in digital mining operations.

On May 21, 2019, the Company and digiMine entered into an Exchange Agreement (the “Preferred Stock Exchange Agreement”) pursuant to which DigiMine agreed to surrender the remaining 20,000 shares of the Company’s Series B preferred stock held by it and terminate its rights under the Security and Pledge Agreement, dated April 30, 2018, in exchange for 10,000,000 shares (“Exchange Shares”) of the Company’s common stock, which are to be issued in ten tranches of 1,000,000 shares each beginning ten trading days after the date of the Exchange Agreement and each ten trading days thereafter. The Company identified a derivative liability associated with the obligation to issue the common shares recorded initially at $1,650,000 and recorded a loss on the Series B preferred stock exchange of $1,650,000.

With the sale of the 16,666 shares of Series B preferred stock by digiMine in April and May of 2019 and with the completion of the Exchange Agreement, the Put-Back Rights in connection with the April 16 and April 30, 2018 Asset Purchase Agreements have been eliminated and the associated derivative liability settled. Through June 30, 2019, the Company issued digiMine a total of 2,000,000 shares valued at $285,000 pursuant to the Preferred Stock Exchange Agreement.

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

On March 6, 2019, the Board of Directors of the Company set the annual compensation for Steve Rubakh, effective April 1, 2019, to include annual salary of $150,000 per year and the issuance on a quarterly basis of 50,000 shares of Series B preferred stock. During the years ended June 30, 2019 and 2018, the Company recorded salary expense to Mr. Rubakh of $150,000 and $131,250, respectively.

For the years ended June 30, 2019 and 2018, the Board of Directors authorized the issuance to Mr. Rubakh of 70,000 and 110,000 shares of Series B preferred stock, respectively, as part of Mr. Rubakh's compensation package. Stock-based compensation of $1,312,000 and $809,000 was recorded for the years ended June 30, 2019 and 2018, respectively, based on the market price of the Company’s common stock on an “as converted” basis.

In April 2019, Mr. Rubakh converted 30,000 shares of Series B preferred stock into 3,000,000 shares of common stock of the Company, recorded at the par value of the common stock issued.

On August 31, 2017, Mr. Rubakh converted accrued compensation of $15,625 into 347,222 common shares of the Company.

Amounts due to related party, including accrued salary to Mr. Rubakh, totaled $69,854 and $20,428 as of June 30, 2019 and 2018, respectively.

8. DEBT

Accrued Judgement

On May 4, 2018, the Company and LG Capital Funding, LLC (“LG”) entered into a Forbearance Agreement related to an October 14, 2016 judgment requiring the Company to pay $125,000 principal and $34,835 interest from an October 22, 2015 convertible promissory note payable to LG. According to terms of the Forbearance Agreement, the Company extinguished the debt in full by paying LG Capital $135,427 in April 2018 and $29,257 on July 11, 2018.

Convertible Notes Payable

Convertible notes payable, all classified as current, consist of the following at June 30, 2019:

		Debt
	Principal	Discount	Net

Geneva Roth Remark Holdings, Inc. #2	$43,000	$11,582	$31,418

Geneva Roth Remark Holdings, Inc. #3	78,000	24,253	53,747

Geneva Roth Remark Holdings, Inc. #4	63,000	21,605	41,395

BHP Capital NY, Inc. #2	38,500	16,748	21,752

Armada Investment Fund, LLC #2	38,500	16,747	21,753

Jefferson Street Capital LLC	38,500	16,747	21,753

St. George Investments LLC	500,000	234,671	265,329

Total	$799,500	$342,353	$457,147

On February 6, 2019, the Company entered into a second convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Geneva” in the principal amount of $43,000. The note matures on February 6, 2020 and bears interest at 10%. A debt discount of $19,128 was recorded, including a derivative liability of $16,128. Geneva has the right beginning on the date that is 170 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of June 30, 2019, $7,546 of the debt discount had been amortized and there was accrued interest payable of $1,696. The Company recorded a derivative liability of $18,971 as of June 30, 2019.

On March 21, 2019, the Company entered into a third convertible promissory note with Geneva in the principal amount of $78,000. The note matures on March 21, 2020 and bears interest at 10%. A debt discount of $33,496 was recorded, including a derivative liability of $30,496. Geneva has the right beginning on the date that is 170 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of June 30, 2019, $9,243 of the debt discount had been amortized and there was accrued interest payable of $2,158. The Company recorded a derivative liability of $34,233 as of June 30, 2019.

On April 18, 2019, the Company entered into a fourth convertible promissory note with Geneva in the principal amount of $63,000. The note matures on April 18, 2020 and bears interest at 10%. A debt discount of $26,988 was recorded, including a derivative liability of $23,988. Geneva has the right beginning on the date that is 170 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of June 30, 2019, $5,383 of the debt discount had been amortized and there was accrued interest payable of $1,260. The Company recorded a derivative liability of $27,523 as of June 30, 2019.

On May 15, 2019, the Company entered into a second convertible promissory note with Armada Investment Fund, LLC (“Armada”) in the principal amount of $38,500, with an original issue discount of $2,500. The note matures on February 15, 2020 and bears interest at 8%. A debt discount of $20,098 was recorded, including a derivative liability of $15,598. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of June 30, 2019, $3,350 of the debt discount had been amortized and there was accrued interest payable of $388. The Company recorded a derivative liability of $16,578 as of June 30, 2019.

On May 15, 2019, the Company entered into a second convertible promissory note with BHP Capital NY, Inc. (“BHP”) in the principal amount of $38,500, with an original issue discount of $2,500. The note matures on February 15, 2020 and bears interest at 8%. A debt discount of $20,097 was recorded, including a derivative liability of $15,597. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of June 30, 2019, $3,350 of the debt discount had been amortized and there was accrued interest payable of $388. The Company recorded a derivative liability of $16,578 as of June 30, 2019.

On May 15, 2019, the Company entered into a convertible promissory note with Jefferson Street Capital LLC (“Jefferson”) in the principal amount of $38,500, with an original issue discount of $2,500. The note matures on February 15, 2020 and bears interest at 8%. A debt discount of $20,097 was recorded, including a derivative liability of $15,597. Jefferson has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of June 30, 2019, $3,350 of the debt discount had been amortized and there was accrued interest payable of $388. The Company recorded a derivative liability of $16,578 as of June 30, 2019.

On June 26, 2019, the Company entered into an Exchange Agreement with St. George Investments LLC (“St. George”) pursuant to which a convertible promissory note payable to St. George in the principal amount of $500,000 was issued in consideration for the surrender by St. George of all outstanding warrants, which amount was recorded as a loss on settlement of warrants. The warrants were issued by the Company on January 19, 2018. The note matures on December 29, 2019 and bears interest at 5%. A debt discount and derivative liability of $239,773 was recorded at the inception of the note. St. George has the right beginning on the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 80% of the average of the three lowest closing prices of the Company’s common stock during the twenty trading days preceding the date of conversion. As of June 30, 2019, $5,102 of the debt discount had been amortized and there was accrued interest payable of $438. The Company recorded a derivative liability of $251,590 as of June 30, 2019.

On September 17, 2018, the Company entered into a convertible promissory note with Geneva in the principal amount of $128,000. The note matures on September 26, 2019 and bears interest at 10%. A debt discount of $49,169 was recorded, including a derivative liability of $46,169. Geneva has the right beginning on the date that is 170 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of June 30, 2019, Geneva had converted in full principal of $128,000 and accrued interest of $6,400 into shares of common stock of the Company. As of June 30, 2019, the entire debt discount of $49,169 had been amortized.

On September 26, 2018, the Company entered into a convertible promissory note with BHP in the principal amount of $52,000, with an original issue discount of $2,000. The note matures on September 17, 2019 and bears interest at 8%. BHP was issued 75,000 shares of the Company’s common stock valued at $26,625 as a fee. A debt discount of $46,840 was recorded, including a derivative liability of $17,687. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of June 30, 2019, BHP had converted in full principal of $57,200, including a penalty added to principal of $5,200, and accrued interest of $4,512 into shares of common stock of the Company. As of June 30, 2019, the entire debt discount of $46,840 had been amortized.

On September 26, 2018, the Company entered into a convertible promissory note with Armada in the principal amount of $52,000, with an original issue discount of $2,000. The note matures on September 17, 2019 and bears interest at 8%. Armada was issued 75,000 shares of the Company’s common stock valued at $26,625 as a fee. A debt discount of $46,840 was recorded, including a derivative liability of $17,687. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of June 30, 2019, BHP had converted in full principal of $57,200, including a penalty added to principal of $5,200, and accrued interest of $4,512 into shares of common stock of the Company. As of June 30, 2019, the entire debt discount of $46,840 had been amortized.

On July 25, 2016, the Company entered into a convertible promissory note with River North Equity, LLC (“River North”) for $33,333. The convertible promissory note had a maturity date of March 29, 2017 and bore interest at 10%. The convertible promissory note provided for an OID of $3,333, a deduction of $4,000 for River North’s legal fees, and the Company recorded a debt discount of $30,051. The conversion price was the lower of 65% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. In July 2017, River North converted the remaining principal of $4,660 into common shares of the Company and the accrued interest payable balance of $1,236 was written off, extinguishing the debt in full.

On October 6, 2016, the Company entered into a convertible promissory note with EMA Financial, LLC (“EMA”) for $33,000. The note had a maturity date of October 6, 2017 and bore interest at 12%. The Company recorded a debt discount of $33,000 and a derivative liability of $45,358. The conversion price was the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. In July 2017, EMA converted the remaining principal of $8,916, accrued interest payable of $2,715 and penalties totaling $29,908 into common shares of the Company, extinguishing the debt in full.

On December 2, 2016, the Company entered into a convertible promissory note with Global Opportunity Group, LLC (“Global”) for $18,700. The note had a maturity date of December 2, 2017 and bore interest at 12%. The convertible promissory note provided for an OID of $1,700; therefore, the net proceeds to the Company was $17,000. The Company recorded a debt discount and a derivative liability of $17,376. The conversion price was the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. In July and August 2017, Global converted the entire principal of $18,700 and fees totaling $1,250 into common shares of the Company and the accrued interest payable balance of $1,541 was written off, extinguishing the debt in full.

On December 13, 2016, the Company entered into a convertible promissory note with GPL Ventures LLC (‘GPL”) for $10,000. The note had a maturity date of July 13, 2017 and bore interest at 12%. The Company recorded a debt discount and derivative liability of $8,932. The conversion price was the lower of 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date or the closing bid price on the original issue date. In July 2017, GPL converted the entire principal of $10,000 into common shares of the Company and the accrued interest payable balance of $687 was written off, extinguishing the debt in full.

On February 13, 2017, the Company entered into a convertible promissory note with Global for $10,000. The note had a maturity date of February 13, 2018 and bore interest at 2%. The convertible promissory note provided for an OID of $1,000. Therefore, the net proceeds to the Company was $9,000. The Company recorded a debt discount and derivative liability of $8,487. The conversion price was 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. On September 15, 2017, Global sold the $10,000 note and $1,117 accrued interest payable to A1 Solar Corp (“A1 Solar”). In October 2017 and January 2018, A1 Solar converted the entire principal of $11,117 and accrued interest of $77 into common shares of the Company, extinguishing the debt in full.

On March 28, 2017, the Company entered into a convertible promissory note with Howard Schraub (“Schraub”) for $16,500. The note had a maturity date of March 28, 2018 and bore interest at 10%. The Company recorded a debt discount of $16,500 and a derivative liability of $19,999. The conversion price was 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Additionally, the Company issued 12,100 seven-year warrants for common stock with an exercise price of $0.50 per share, subject to certain adjustments, and a cashless exercise option. These warrants were surrendered to the Company and cancelled on May 8, 2017. On July 31, 2017, Schraub assigned the $16,500 note to Global. In January 2018, Global converted the entire principal of $16,500 and accrued interest of $1,279 into common shares of the Company, extinguishing the debt in full.

On April 4, 2017, the Company entered into a convertible promissory note with Schraub for $20,000. The note had a maturity date of April 4, 2018 and bore interest at 10%. A debt discount of $20,000 and a derivative liability of $23,381 were recorded. The conversion price was 50% of the lowest traded price for the twenty consecutive trading days immediately preceding the applicable conversion date. Additionally, the Company issued 15,000 seven-year warrants for common stock with an exercise price of $0.50 per share, subject to certain adjustments, and a cashless exercise option. These warrants were surrendered to the Company and cancelled on May 8, 2017. On July 31, 2017, Schraub assigned the $20,000 note to Global. In October 2017 and December 2017, Global converted principal of $7,925 into common shares of the Company and on December 31, 2017 the Company issued marketable securities to Global in exchange for the remaining principal of $12,075 and accrued interest of $1,366, extinguishing the debt in full.

On December 30, 2017, the Company and Global entered into an Exchange Agreement pursuant to which warrants held by Global to purchase a total of 11,115 shares of the Company’s common stock were cancelled in exchange for a convertible promissory note payable to Global in the principal amount of $25,000. The note had a maturity date of December 30, 2018 and bore interest at an annual rate of 5%, compounded monthly. A debt discount of $25,000 and a derivative liability of $324,629 was recorded. Pursuant to a Purchase and Escrow Agreement dated December 31, 2017 between the Company and Global, the $25,000 principal and accrued interest payable of $3 were extinguished.

On July 6, 2017, Schraub converted fees of $600 into 12,370 common shares of the Company.

9. STOCKHOLDERS’ DEFICIT

Preferred Stock

Series A Preferred Stock

On January 25, 2019, the Board of Directors of the Company approved a resolution to increase the number of authorized preferred shares to 20,000,000 shares.

In March 2015, the Company filed with the State of Nevada a Certificate of Designation establishing the designations, preferences, limitations and relative rights of 1,000,000 shares of the Company's Series A preferred stock. Holders of the Series A preferred stock have the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of Series A preferred stock. The shares of Series A preferred stock are not convertible into shares of common stock.

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of June 30, 2019 and 2018, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

Series B Preferred Stock

On December 21, 2015, the Company filed a Certificate of Designation for a new Series B convertible preferred stock with the State of Nevada following approval by the board of directors of the Company. Five Hundred Thousand (500,000) shares of the Company's authorized preferred stock are designated as the Series B convertible preferred stock, par value of $0.001 per share and with a stated value of $0.001 per share (the "Stated Value"). Holders of Series B preferred stock shall be entitled to receive dividends, when and as declared by the Board of Directors out of funds legally available therefor. At any time and from time to time after the issuance of shares of the Series B preferred stock, each issued share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. The holders of the Series B preferred stock shall have the right to vote together with holders of common stock, on an as "converted basis", on any matter that the Company's shareholders may be entitled to vote on, either by written consent or by proxy. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series B preferred stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series B preferred stock an amount equal to the Stated Value, and all other amounts in respect thereof then due and payable prior to any distribution or payment shall be made to the holders of any junior securities.

The Company has 500,000 shares of Series B preferred stock authorized, with 30,000 and 309,166 shares issued and outstanding as of June 30, 2019 and 2018, respectively.

During the years ended June 30, 2019 and 2018, the Board of Directors authorized the issuance to Steve Rubakh of a total of 70,000 and 110,000 shares of Series B preferred stock, respectively, as part of his compensation package. Stock-based compensation – related party of $1,312,000 and $809,000 was recorded for the years ended June 30, 2019 and 2018, respectively, based on the market price of the Company’s common stock on an “as converted to common” basis.

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

As more fully discussed in Note 6, in April 2018, the Company entered into two Asset Purchase Agreements with digiMine for the purchase of digiMine’s digital currency mining operations. The Company issued a total of 36,666 shares of Series B Preferred stock valued at $1,163,806 by an independent valuation firm.

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

During the year ended June 30, 2019, a total of 97,684 shares of Series B preferred stock were converted into 9,768,400 shares of common stock, including 30,000 shares converted by Mr. Rubakh into 3,000,000 shares of common stock of the Company. The Company recorded the conversions at $9,768, the par value of the common stock issued.

During the year ended June 30, 2019, a total of 3,000 shares of Series B preferred stock, valued at par value of $3, were returned to the Company and cancelled.

As discussed in Note 6, on May 21, 2019, the Company and digiMine entered into a Preferred Stock Exchange Agreement pursuant to which digiMine agreed to surrender 20,000 shares of the Company’s Series B preferred stock held by it and terminate its rights under the Security and Pledge Agreement, dated April 30, 2018, in exchange for 10,000,000 shares the Company’s common stock, which are to be issued in ten tranches of 1,000,000 shares each. The unissued common shares were valued at $1,650,000 and the Company recorded a derivative liability and corresponding loss on exchange of Series B preferred stock for this amount. As a result of the Preferred Stock Exchange Agreement and prior conversions by digiMine of Series B preferred stock into common stock, derivative liabilities of $2,571,265 were settled. Through June 30, 2019, a total of 2,000,000 common shares valued at a total of $285,000, were issued by the Company to digiMine.

Common Stock

On January 25, 2019, the Board of Directors of the Company approved a resolution to increase the number of authorized common shares to 250,000,000. The Company had 29,824,187 and 8,964,103 shares issued and outstanding as of June 30, 2019 and 2018, respectively.

During the year ended June 30, 2019, the Company issued a total of 20,860,084 shares of its common stock.

In May 2019, the Company issued 2,000,000 shares of common stock valued at $285,000 pursuant to a Preferred Stock Exchange Agreement (Note 6).

A total of 220,000 shares of common stock, valued at $82,057, based on the closing market price of stock on the date of grant, were issued to consultants in August and October 2018 and May 2019.

On September 26, 2018, a total of 150,000 shares of common stock valued at $53,250, based on the closing market price of stock on the date of grant, were issued to two lenders as loan fees. See Note 8.

A total of 4,950,000 shares of common stock were issued to a lender in the cashless exercise of warrants from August 2018 through May 2019 recorded at par value of $4,950, resulting in the extinguishment of derivative liabilities of $772,751. No gain or loss was recorded as the conversions were completed within the terms of the warrants. As further discussed in Note 8, the lender converted unexercised warrants into a convertible note payable in the principal amount of $500,000, which amount was recorded as a loss on settlement of warrants, resulting in further extinguishment of derivative liabilities totaling $2,123,969.

During March 2019 through May 2019, a total of 9,768,400 shares of common stock were issued in the conversion of 97,684 shares of Series B preferred stock. No gain or loss was recorded as the conversions were completed within the terms of the Series B preferred stock.

During March 2019 through June 2019, a total of 3,771,684 shares of common stock were issued in the conversion of notes payable principal of $242,400 and accrued interest of $15,367, resulting in the extinguishment of derivative liabilities totaling $95,755. No gain or loss was recorded as the conversions were completed within the terms of the debt agreements.

During the year ended June 30, 2018, the Company issued a total of 3,751,540 shares of its common stock.

On July 6, 2017, 188,240 shares of common stock were issued to a lender in the cashless exercise of warrants recorded at par value of $188. No gain or loss was recorded as the conversions were completed within the terms of the warrants.

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

During the year ended June 30, 2018, a total of 2,752,883 shares of the Company’s common stock valued at $193,162 were issued in conversion of $77,818 note principal, $4,073 accrued interest payable, $2,950 in fees and $29,909 in penalties. resulting in the extinguishment of derivative liabilities totaling $78,412. No gain or loss was recorded as the conversions were completed within the terms of the note agreements.

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

Warrant activity for the years ended June 30, 2019 and 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2017	12,817	$4.33	5.25	$-
Granted	347,175	$2.16
Exercised	(502)	$7.50
Cancelled or expired	(11,115)	$3.30

Outstanding at June 30, 2018	348,375	$2.20	2.55	$-
Granted	-	$-
Exercised	(99,713)	$2.16
Cancelled or expired	(248,662)	$2.21

Outstanding and exercisable at June 30, 2019	-	$-

Because the number of common shares to be issued under certain convertible notes payable and other agreements is indeterminate, the Company concluded that the equity environment was tainted as of June 30, 2019. Therefore, all warrants issued prior to that date were included in the Company’s calculations of derivative liabilities. With the cashless exercise of warrants and an exchange of warrants for a convertible promissory note (see Note 8) derivative liabilities totaling $772,751 and $2,123,969, respectively, were extinguished.

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

Operating Leases

During the year ended June 30, 2018, the Company consolidated its cryptocurrency mining operations in two locations, Huntingdon Valley, Pennsylvania and Marlboro, New Jersey, where facilities are leased under operating leases. As part of the consolidations, operating leases at two other locations were terminated. Subsequently, during the year ended June 30, 2019, the Company terminated these two operating leases when it further consolidated operations pursuant to a hosting arrangement in Carthage, New York.

The Carthage lease and power purchase agreement was entered into on May 10, 2019 for an initial term of 90 days, with an option to continue the lease for a subsequent 36 months. The Company’s sole obligation under the lease is to pay the lessor $0.41 on every kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. Through June 30, 2019, the Company paid the lessor a total of $27,000.

The Company retained its operating lease for its Pennsylvania administrative location, which is on a month-to-month basis at $750 per month.

Total rent expense under operating leases was $81,930 and $49,295 for the years ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the Company had no obligation for future lease payments under non-cancelable operating leases.

NOTE 12. DERIVATIVE LIABILITIES

The Company as issued convertible notes payable, warrants and Series B preferred stock with put back rights and has entered into exchange and subscription agreements that contain certain provisions that have been identified as derivatives. As of June 30, 2019, the Company has determined that the number of common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options convertible debt and obligations to issue common shares are included in the value of derivative liabilities.

The Company estimates the fair value of the derivative liabilities at the issuance date and at each subsequent reporting date, using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

During the years ended April 30, 2019 and 2018, we had the following activity in our derivative liabilities:

During the years ended June 30, 2019 and 2018, the Company had the following activity in its derivative liabilities:

	Convertible Notes Payable	Warrants	Put Back Rights	Exchange Agreement	Common Stock Subscription	Total

Derivative liabilities at June 30, 2017	$84,545	$646	$-	$-	$-	85,191
Addition to liabilities for new debt issued	72,617	-	-	-	-	72,617
Addition to liabilities for put rights issued	-	-	3,729,109	-	-	3,729,109
Decrease due to conversion/assignment of debt	(480,969)	-	-	-	-	(480,969)
Decrease due to exercise/surrender of warrants	-	(28,499)	-	-	-	(28,499)
Change in fair value	323,807	27,853	(842,144)	-	-	(490,484)

Derivative liabilities at June 30, 2018	-	-	2,886,965	-	-	2,886,965
Addition to liabilities for new debt/subscription	438,720	-	-	-	25,000	463,720
Addition to liabilities for Exchange Agreement	-	-	-	1,485,000	-	1,485,000
Decrease due to conversions/assignments	(95,758)	(2,124,588)	(2,571,265)	(120,000)	-	(4,911,611)
Decrease due to exercise/surrender of warrants	-	(774,642)	-	-	-	(774,642)
Change in fair value	39,087	2,899,230	(315,700)	(137,800)	(16,478)	2,468,339

Derivative liabilities at June 30, 2019	$382,049	$-	$-	$1,227,200	$(8,522)	$1,617,771

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of June 30, 2019 are as follows:

•	Stock prices on all measurement dates were based on the fair market value

•	Risk-free interest rate of 1.99% to 2.49%%

•	The probability of future financing was estimated at 100%

•	Computed volatility ranging from 233% to 303%

These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

13. INCOME TAXES

For the years ended June 30, 2019 and 2018, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of June 30, 2019, the Company has net operating loss carry forwards of approximately $2,034,586 that expire through the year 2037. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s income tax expense (benefit) differs from the “expected” tax expense (benefit) for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to income (loss) before income taxes), as follows:

	Years Ended June 30,
	2019	2018

Tax benefit at the statutory rate	$(1,997,787)	$(1,171,265)
State income taxes, net of federal income tax benefit	417,669	66,710
Non-deductible items	1,726,651	1,248,992
Non-taxable items	6,882	(104,668)
Change in valuation allowance	(153,415)	(39,769)

Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2014 through 2019 remain open to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax asset at June 30, 2019 and 2018, respectively, are as follows:

	June 30,
	2018	2017

Net operating loss carryforward	$427,263	$273,848
Less valuation allowance	(427,263)	(273,848)

Net	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets as of June 30, 2019 and 2018 were fully offset by a 100% valuation allowance.

14. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Subsequent to June 30, 2019, the Company issued a total of 9,258,106 shares of its common stock:

•	5,000,000 shares were issued pursuant to a Series B Exchange Agreement.

•	4,258,106 shares were issued in conversion of $243,000 convertible note principal and $2,150 accrued interest.

On July 3, 2019, the Company entered into a third convertible promissory note with Armada in the principal amount of $137,500, with an original issue discount of $12,500. The note matures on July 3, 2020 and bears interest at 8%. Armada has the right at any time after the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the five lowest trading prices of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.

On July 3, 2019, the Company entered into a third convertible promissory note with BHP in the principal amount of $137,500, with an original issue discount of $12,500. The note matures on July 3, 2020 and bears interest at 8%. Armada has the right at any time after the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the five lowest trading prices of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.

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

Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of June 30, 2019 and 2018, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of June 30, 2019 and 2018, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of June 30, 2019 and 2018, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2019, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Corrective Action.

Management plans to address the structure of the Board of Directors and discuss adding an audit committee during fiscal year 2020.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and positions of our current executive officers and directors.

Name and Address	Age	Position(s) Held

Steve Rubakh	58	President, CEO, CFO, Secretary, and Director

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

Other Information about our Board of Directors

During our fiscal year ended June 30, 2019, our Board of Directors acted by written consent 30 times.

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

Section 16(a) Compliance by Officers and Directors

Based solely upon a review of Forms 3, 4 and 5 furnished to us, we believe all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our fiscal year ended June 30, 2019, except as follows: no Form 4 was filed by Mr. Steve Rubakh, our CEO, to report the issuance to Mr. Rubakh of 30,000 shares of Series B Preferred Stock on November 1, 2017 and 40,000 shares of Series B Preferred Stock on April 12, 2018. The Series B Preferred Stock were issued as compensation to Mr. Rubakh. No Form 4’s were filed by Mr. Rubakh in fiscal 2019 to report issuances of Series B Preferred Stock and common stock to him as compensation for his services as an officer. On September 24, 2019, Mr. Rubakh filed a Form 5 for each of the 2018 and 2019 fiscal years, wherein his unreported transactions in the Company’s common stock for those fiscal years were reported.

ITEM 11. EXECUTIVE COMPENSATION.

General

We have one executive officer, who is currently our only employee. On July 29, 2017, the Board of Directors of the Company set the annual the compensation of Steve Rubakh at $125,000 and, effective April 1, 2018 increased the annual compensation to $150,000. Effective April 1, 2019, the Board of Directors continued the annual compensation at $150,000. The Board of Directors also has issued shares of Series B Preferred Stock to Mr. Rubakh for additional compensation. The number of shares issued, generally on a quarterly basis, is at the discretion of the Board of Directors.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities, including that of director, during fiscal years 2019, 2018 and 2017 awarded to, earned by or paid to our executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (2) ($)	Option and Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation (3) ($)	Total ($)

Steve Rubakh	2019	150,000	-	1,312,000	-	-	-	-	1,462,000
Chief Executive Officer, Chief	2018	131,250	-	809,000	-	-	-	31,348	971,598
Financial Officer and Director(1)	2017	75,000	-	710,400	-	-	-	-	785,400

_____________

(1) Mr. Rubakh was appointed as CEO, CFO and Director on April 1, 2015.

(2) For the year ended June 30, 2019, the Board of Directors authorized the issuance of 70,000 shares of Series B preferred stock as part of Mr. Rubakh's compensation package. For the year ended June 30, 2018, the Board of Directors authorized the issuance of 110,000 shares of Series B preferred stock as part of Mr. Rubakh's compensation package.

(3) For the years ended June 30, 2018, other compensation is comprised of medical payments and other expenses paid on behalf of Mr. Rubakh.

Accrued compensation payable to Steve Rubakh at June 30, 2019 was $69,854.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock, Series A Preferred Stock and Series B preferred stock as of September 19, 2019, for:

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

Title of Class	Name of Beneficial Owners	Amount and Nature of Ownership (1)	Percent of Class(2)
Common stock, $0.001 par value:
	Steve Rubakh (3) 73 Buck Road, Suite 2 Huntingdon Valley, PA 19006	39,082,293	49.23%

	All officers and directors as a group	39,082,293	49.23%

Series A preferred stock, $0.001 par value:

	Steve Rubakh (3)(4)	500,000	100.0%

Series B preferred stock, $0.001 par value:

	Steve Rubakh (3)(5)	300,000	100.0%

___________

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

(2)	As of September 19,2019, a total of 39,082,293 shares of the Company's common stock are outstanding.

(3)

Mr. Rubakh owns 4,010,557 shares of common stock directly. Mr. Rubakh holds 300,000 shares of Series B Convertible Preferred Stock directly, convertible into 30,000,000 shares of common stock. Mr. Rubakh also owns all of the outstanding 500,000 shares of the super-voting Series A Preferred stock.

(4)	The Series A preferred stock is not convertible into common stock, but is representative of 500,000,000 shares of common stock solely for voting purposes.

(5)

As of September 19, 2019, a total of 300,000 shares of the Company’s Series B preferred stock are outstanding. The Series B preferred stock is convertible into 30,000,000 shares of common stock, and the holder has the right to vote, together with holders of Common Stock, on an as "converted basis".

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

On March 6, 2019, the Board of Directors of the Company set the annual compensation for Steve Rubakh, effective April 1, 2019, to include annual salary of $150,000 per year and the issuance on a quarterly basis of 50,000 shares of Series B preferred stock. During the years ended June 30, 2019 and 2018, the Company recorded salary expense to Mr. Rubakh of $150,000 and $131,250, respectively.

For the years ended June 30, 2019 and 2018, the Board of Directors authorized the issuance to Mr. Rubakh of 70,000 and 110,000 shares of Series B preferred stock, respectively, as part of Mr. Rubakh's compensation package. Stock-based compensation of $1,312,000 and $809,000 was recorded for the years ended June 30, 2019 and 2018, respectively, based on the market price of the Company’s common stock on an “as converted” basis.

In April 2019, Mr. Rubakh converted 30,000 shares of Series B preferred stock into 3,000,000 shares of common stock of the Company, recorded at the par value of the common stock issued.

On August 31, 2017, Mr. Rubakh converted accrued compensation of $15,625 into 347,222 common shares of the Company.

Amounts due to related party, including accrued salary to Mr. Rubakh, totaled $69,854 and $20,428 as of June 30, 2019 and 2018, respectively.

Director Independence

We currently have no independent directors as that term is defined in Rule 4200 of Nasdaq’s listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the years ended June 30, 2019 and 2018, the aggregate fees billed by M&K CPAS PLLC for professional services rendered for the audit (including quarterly reviews) of our annual consolidated financial statements included in our annual report on Form 10-K were $41,123 and $40,000, respectively.

Audit fees consist of amounts billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement

Audit-Related Fees

For the years ended June 30, 2019 and 2018, we were not billed for any audit-related fees. Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees.”

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

3.1(h)	Certificate of Amendment, filed with the Secretary of State of Nevada on March 15, 2019. [Filed herewith.]

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

10.31	Convertible Note issued September 21, 2018 to BHP Capital NY, Inc. [Incorporated by reference to Exhibit 10.30 to our Current Report on Form 8-K, filed with the SEC on October 10, 2018.

10.32	Exchange Agreement, dated as of May 21, 2019, between DigiMine LLC and the Company. [Incorporated by reference to Exhibit 10.32 to our Current Report on Form 8-K, filed with the SEC on May 24, 2019.]

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.

32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

___________

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

/s/ Steve Rubakh	September 30, 2019
Steve Rubakh, Principal Executive Officer and Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steve Rubakh	September 30, 2019
Steve Rubakh, Director and Chief Executive Officer	Date

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Description of Exhibit

3.1(h)	Certificate of Amendment, filed with the Secretary of State of Nevada on March 15, 2019.
31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

