Form 10-Q
period 2019-09-30
INTEGRATED VENTURES, INC.
filed 2019-11-14
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files.) Yes ☒     No ☐.

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value per share, was 54,080,569 as of November 14, 2019.

INTEGRATED VENTURES, INC.

FORM 10-Q

SEPTEMBER 30, 2019

1

PART I – FINANCIAL INFORMATION

Integrated Ventures, Inc.

Condensed Balance Sheets

	September 30, 2019	June 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$61,339	$48,310
Prepaid expenses and other current assets	6,500	3,250
Equipment deposits	-	27,971
Total current assets	67,839	79,531

Non-current assets:
Property and equipment, net	1,033,323	1,039,683
Digital currencies	9,745	2
Deposits	700	700
Total assets	$1,111,607	$1,119,916

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$38,951	$39,028
Accrued expenses	40,293	24,456
Due to related party	78,933	69,854
Derivative liabilities	380,020	1,617,774
Convertible notes payable, net of discounts	604,380	457,147
Total current liabilities	1,142,577	2,208,259

Total liabilities	1,142,577	2,208,259

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of September 30, 2019 and June 30, 2019)	500	500
Series B preferred stock, $0.001 par value, (500,000 shares authorized, 300,000 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively)	300	300
Common stock, $0.001 par value, (250,000,000 shares authorized, 40,034,674 and 29,824,187 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively)	40,035	29,825
Additional paid-in capital	20,641,899	19,864,239
Accumulated deficit	(20,713,704)	(20,983,207)
Total stockholders’ deficit	(30,970)	(1,088,343)
Total liabilities and stockholders’ deficit	$1,111,607	$1,119,916

See notes to condensed financial statements

Integrated Ventures, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2019	2018

Revenues:
Cryptocurrency mining	$107,465	$100,465
Sales of cryptocurrency mining equipment	-	14,780
Total revenues	107,465	115,245

Cost of revenues	227,083	201,260

Gross loss	(119,618)	(86,015)

Operating expenses:
General and administrative	107,385	556,922
Impairment of assets	-	2,097,930

Total operating expenses	107,385	2,654,852

Loss from operations	(227,003)	(2,740,867)

Other income (expense):
Interest expense	(301,287)	(3,324)
Realized loss on investments	(3,361)	(7,238)
Loss on conversion of debt	(7,545)	-
Digital currency theft loss	(33,037)	-
Change in fair value of derivative liabilities	841,736	1,051,207
Total other income	496,506	1,040,645
Income (loss) before income taxes	269,503	(1,700,222)
Provision for income taxes	-	-
Net income (loss)	$269,503	$(1,700,222)
Net income (loss) per common share:
Basic	$0.01	$(0.18)
Diluted	$0.00	$(0.18)

Weighted average number of common shares outstanding:
Basic	35,499,687	9,253,016
Diluted	105,191,630	9,253,016

See notes to condensed financial statements

Integrated Ventures, Inc.

Condensed Statement of Stockholders’ Deficit

Three Months Ended September 30, 2019

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	500,000	$500	300,000	$300	29,824,187	$29,825	$19,864,239	$(20,983,207)	$(1,088,343)

Common shares issued in Series B preferred stock Exchange Agreement	-	-	-	-	5,000,000	5,000	394,900	-	399,900

Common shares issued in conversion of convertible note payable	-	-	-	-	5,210,487	5,210	267,485	-	272,695

Settlement of derivative liabilities	-	-	-	-	-	-	115,275	-	115,275

Net income	-	-	-	-	-	-	-	269,503	269,503

Balance, September 30, 2019	500,000	$500	300,000	$300	40,034,674	$40,035	$20,641,899	$(20,713,704)	$(30,970)

See notes to condensed financial statements

Integrated Ventures, Inc.

Condensed Statement of Stockholders’ Deficit

Three Months Ended September 30, 2018

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, June 30, 2018	500,000	$500	309,166	$309	8,964,103	$8,965	$9,290,344	$35,000	$(11,469,936)	$(2,134,818)

Issuance of Series B preferred stock to officer for compensation	-	-	5,000	5	-	-	416,995	-	-	417,000

Issuance of Series B preferred stock for property and equipment	-	-	38,018	38	-	-	3,003,384	-	-	3,003,422

Common shares issued for consulting fees	-	-	-	-	100,000	100	54,900	-	-	55,000

Common shares issued in cashless exercise of warrants	-	-	-	-	560,000	560	(560)	-	-	-

Common shares issued for debt discount	-	-	-	-	150,000	150	53,100	-	-	53,250

Cash received for common stock subscription	-	-	-	-	-	-	-	25,000	-	25,000
Net loss	-	-	-	-	-	-	-	-	(1,700,222)	(1,700,222)

Balance, September 30, 2018	500,000	$500	352,184	$352	9,774,103	$9,775	$12,818,163	$60,000	$(13,170,158)	$(281,368)

See notes to condensed financial statements

Integrated Ventures, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$269,503	$(1,700,222)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	144,612	110,218
Amortization of debt discount	282,390	2,777
Change in fair value of derivative liabilities	(841,736)	(1,051,207)
Loss on conversion of debt	7,545	-
Realized loss on sale of investments	3,361	7,238
Digital currency theft loss	33,037	-
Stock-based compensation – related party	-	417,000
Stock-based compensation	-	55,000
Impairment of assets	-	2,097,930
Changes in assets and liabilities:
Digital currencies	(109,112)	(100,225)
Prepaid expenses and other current assets	(3,250)	3,000
Accounts payable	(77)	2,717
Accrued expenses	17,987	(27,454)
Due to related party	9,079	28,001
Net cash used in operating activities	(186,661)	(155,227)

Cash flows from investing activities:
Net proceeds from the sale of investments	62,971	101,454
Purchase of property and equipment	(110,281)	(37,146)
Net cash provided by (used in) investing activities	(47,310)	64,308

Cash flows from financing activities:
Proceeds from convertible notes payable	247,000	223,945
Proceeds from stock subscriptions payable	-	25,000
Net cash provided by financing activities	247,000	248,945

Net increase in cash	13,029	158,026
Cash, beginning of period	48,310	41,070

Cash, end of period	$61,339	$199,096

(Continued)

See notes to condensed financial statements

Integrated Ventures, Inc.

Condensed Statements of Cash Flows (Continued)

(Unaudited)

	Three Months Ended September 30,
	2019	2018

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$29,257
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Equipment deposits for property and equipment	$27,971	$3,896
Debt discount for derivative liability	119,157	81,543
Common shares issued for convertible notes payable	265,150	-
Settlement of derivative liabilities	115,275	-
Common shares issued in Series B preferred stock Exchange Agreement	399,900	-
Common shares issued for cashless exercise of warrants	-	560
Common shares issued for debt discount	-	53,250
Series B preferred shares for property and equipment	-	3,003,422

See notes to condensed financial statements

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2019 and 2018

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

The Company is developing and acquiring a diverse portfolio of digital currency assets and block chain technologies and mining revenues commenced in November 2017. Cryptocurrencies are a medium of exchange that uses decentralized control (a block chain) as opposed to a central bank to track and validate transactions. The Company, through its wholly owned subsidiary, BitcoLab, Inc., is currently mining Bitcoin, Litecoin and Ethereum, whereby the Company earns revenue by solving “blocks” to be added to the block chain.

As of September 30, 2019, the Company owned and operated approximately 1,030 miners of cryptocurrencies. In May 2019, the Company consolidated all of its mining operations and signed a three-year lease and power purchase agreement with PetaWatt Properties, LLC, located in upstate New York.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim periods ended September 30, 2019 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2020. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 filed on September 30, 2019 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2019 and 2018

(Unaudited)

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

Inventories

Inventories at June 30, 2018 consisted of cryptocurrency mining units held for sale or deployment in mining operations and are stated at the lower of cost or estimated realizable value. The Company had no inventories at September 30, 2019. Payments to equipment suppliers prior to shipment of the equipment are recorded as equipment deposits.

Property and Equipment

Property and equipment, consisting primarily of computer and other cryptocurrency mining equipment (transaction verification servers) and leasehold improvements, is stated at the lower of cost or estimated realizable value and is depreciated when placed into service using the straight-line method over estimated useful lives. The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has assessed the basis of depreciation of these assets and believes they should be depreciated over a three-year period due to technological obsolescence reflecting rapid development of hardware that has faster processing capacity and other factors. Additionally, during the three months ended September 30, 2018, the Company wrote down cryptocurrency mining equipment by $2,097,930 to estimated net realizable value. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2019 and 2018

(Unaudited)

Where the number of warrants or common shares to be issued under these agreements is indeterminate, the Company has concluded that the equity environment is tainted, and all additional warrants and convertible debt are included in the value of the derivatives.

We estimate the fair value of the derivatives associated with our convertible notes payable, common stock issuable pursuant to a Series B preferred stock Exchange Agreement and a stock subscription payable using, as applicable, either the Black-Scholes pricing model or multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. Total impairment expense, consisting of write downs for cryptocurrency mining equipment totaled $2,097,930 for the three months ended September 30, 2018. We reported no impairment expense for the three months ended September 30, 2019.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2019 and June 30, 2019, the amounts reported for cash, prepaid expenses and other current assets, equipment deposits, accounts payable, accrued expenses and due to related party approximate fair value because of their short maturities.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2019 and 2018

(Unaudited)

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
September 30, 2019:
Derivative liabilities	$380,020	$-	$-	$380,020

Total liabilities measured at fair value	$380,020	$-	$-	$380,020

June 30, 2019:
Derivative liabilities	$1,617,774	$-	$-	$1,617,774

Total liabilities measured at fair value	$1,617,774	$-	$-	$1,617,774

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2019 and 2018

(Unaudited)

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

Income Taxes

The Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2019, tax years 2019, 2018, 2017, 2016 and 2015 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2019 and 2018

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

The common shares used in the computation of basic and diluted net income (loss) per share are reconciled as follows:

	Three Months Ended September 30,
	2019	2018

Weighted average number of shares outstanding – basic	35,499,687	9,253,016
Dilutive effect of convertible debt	39,691,943	-
Dilutive effect of Series B convertible preferred stock	30,000,000	-

Weighted average number of shares outstanding – diluted	105,191,630	9,253,016

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. This new pronouncement, as amended, is effective January 1, 2019 for calendar-year-end public companies, and was adopted by the Company on July 1, 2019.

Adoption of the new lease pronouncement did not have a material impact on the Company’s financial statements. The Company concluded that the new lease pronouncement is not applicable to its New York lease and power purchase agreement, for which the Company’s sole obligation is to pay the lessor $0.41 on every kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. .

There were no new accounting pronouncements issued or proposed by the FASB during the three months ended September 30, 2019 and through the date of filing this report which the Company believes will have a material impact on its financial financial statements.

Reclassifications

Certain amounts in the condensed financial statements for the prior-year periods have been reclassified to conform to the presentation for the current-year periods.

3. GOING CONCERN

The Company has reported recurring operating losses since its inception and used net cash in operating activities of $186,661 in the three months ended September 30, 2019. As of September 30, 2019, the Company had an accumulated deficit of $20,713,704 and a total stockholders’ deficit of $30,970. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2019 and 2018

(Unaudited)

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

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2019	June 30, 2019

Cryptocurrency mining equipment	$1,717,832	$1,579,580
Furniture and equipment	16,366	16,366
Leasehold improvements	-	-

Total	1,734,198	1,595,946
Less accumulated depreciation and amortization	(700,875)	(556,263)

Net	$1,033,323	$1,039,683

Depreciation and amortization expense, included in cost of revenues, was $144,612 and $110,218 for the three months ended September 30, 2019 and 2018, respectively.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2019 and 2018

(Unaudited)

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2019 and 2018

(Unaudited)

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

With the sale of the 16,666 shares of Series B preferred stock by digiMine in April and May of 2019 and with the completion of the Exchange Agreement, the Put-Back Rights in connection with the April 16 and April 30, 2018 Asset Purchase Agreements have been eliminated and the associated derivative liability settled. During the quarter ended September 30, 2019, the Company issued digiMine a total of 5,000,000 shares valued at $399,900 pursuant to the Preferred Stock Exchange Agreement. At September 30, 2019, the Company had a remaining obligation to issue 3,000,000 additional common shares and had recorded a related derivative liability of $92,400.

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

No shares of Series B preferred stock were issued to Mr. Rubakh during the three months ended September 30, 2019. On July 1, 2018, the Company issued to Mr. Rubakh 5,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $417,000. The stock-based compensation – related party is included in general and administrative expenses for the three months ended September 30, 2018.

Amounts due to related party, including accrued salary to Mr. Rubakh, totaled $78,993 and $69,854 as of September 30, 2019 and and June 30, 2019, respectively.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2019 and 2018

(Unaudited)

8. CONVERTIBLE NOTES PAYABLE

Convertible notes payable, all classified as current, consist of the following:

	September 30, 2019			June 30, 2019
		Debt			Debt
	Principal	Discount	Net	Principal	Discount	Net

Geneva Roth Remark Holdings, Inc. #2	$-	$-	$-	$43,000	$11,582	$31,418

Geneva Roth Remark Holdings, Inc. #3	58,000	11,773	46,227	78,000	24,253	53,747

Geneva Roth Remark Holdings, Inc. #4	63,000	14,821	48,179	63,000	21,605	41,395

BHP Capital NY, Inc. #2	38,500	10,049	28,451	38,500	16,748	21,752

Armada Investment Fund, LLC #2	38,500	10,048	28,452	38,500	16,747	21,753

Jefferson Street Capital LLC	38,500	10,048	28,452	38,500	16,747	21,753

St. George Investments LLC	300,000	39,008	260,992	500,000	234,671	265,329

Armada Investment Fund, LLC #3	137,500	55,682	81,818	-	-	-

BHP Capital NY, Inc. #3	137,500	55,691	81,809	-	-	-

Total	$811,500	$207,120	$604,380	$799,500	$342,353	$457,147

On February 6, 2019, the Company entered into a second convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Geneva” in the principal amount of $43,000. The note matures on February 6, 2020 and bears interest at 10%. A debt discount of $19,128 was recorded, including a derivative liability of $16,128. Geneva has the right beginning on the date that is 170 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. In August 2019, Geneva converted the entire principal of $43,000 and accrued interest payable of $2,150 into common shares of the Company, extinguishing the debt in full. As of September 30, 2019, the debt discount had been amortized in full to interest expense.

On March 21, 2019, the Company entered into a third convertible promissory note with Geneva in the principal amount of $78,000. The note matures on March 21, 2020 and bears interest at 10%. A debt discount of $33,496 was recorded, including a derivative liability of $30,496. Geneva has the right beginning on the date that is 170 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. In September 2019, Geneva converted principal of $20,000 into common shares of the Company, resulting in a principal balance of $58,000 at September 30, 2019. As of September 30, 2019, $21,723 of the debt discount had been amortized and there was accrued interest payable of $4,124. The Company recorded a derivative liability of $22,407 as of September 30, 2019.

On April 18, 2019, the Company entered into a fourth convertible promissory note with Geneva in the principal amount of $63,000. The note matures on April 18, 2020 and bears interest at 10%. A debt discount of $26,988 was recorded, including a derivative liability of $23,988. Geneva has the right beginning on the date that is 170 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of September 30, 2019, $12,167 of the debt discount had been amortized and there was accrued interest payable of $2,848. The Company recorded a derivative liability of $23,509 as of September 30, 2019.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2019 and 2018

(Unaudited)

On May 15, 2019, the Company entered into a second convertible promissory note with Armada Investment Fund, LLC (“Armada”) in the principal amount of $38,500, with an original issue discount of $2,500. The note matures on February 15, 2020 and bears interest at 8%. A debt discount of $20,098 was recorded, including a derivative liability of $15,598. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of September 30, 2019, $10,049 of the debt discount had been amortized and there was accrued interest payable of $1,164. The Company recorded a derivative liability of $14,775 as of September 30, 2019.

On May 15, 2019, the Company entered into a second convertible promissory note with BHP Capital NY, Inc. (“BHP”) in the principal amount of $38,500, with an original issue discount of $2,500. The note matures on February 15, 2020 and bears interest at 8%. A debt discount of $20,097 was recorded, including a derivative liability of $15,597. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of September 30, 2019, $10,049 of the debt discount had been amortized and there was accrued interest payable of $1,164. The Company recorded a derivative liability of $14,775 as of September 30, 2019.

On May 15, 2019, the Company entered into a convertible promissory note with Jefferson Street Capital LLC (“Jefferson”) in the principal amount of $38,500, with an original issue discount of $2,500. The note matures on February 15, 2020 and bears interest at 8%. A debt discount of $20,097 was recorded, including a derivative liability of $15,597. Jefferson has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of September 30, 2019, $10,049 of the debt discount had been amortized and there was accrued interest payable of $1,164. The Company recorded a derivative liability of $14,775 as of September 30, 2019.

On June 26, 2019, the Company entered into an Exchange Agreement with St. George Investments LLC (“St. George”) pursuant to which a convertible promissory note payable to St. George in the principal amount of $500,000 was issued in consideration for the surrender by St. George of all outstanding warrants, which amount was recorded as a loss on settlement of warrants. The warrants were issued by the Company on January 19, 2018. The note matures on December 29, 2019 and bears interest at 5%. A debt discount and derivative liability of $239,773 was recorded at the inception of the note. St. George has the right beginning on the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 80% of the average of the three lowest closing prices of the Company’s common stock during the twenty trading days preceding the date of conversion. In July and August 2019, St. George converted principal of $200,000 into common shares of the Company, resulting in a principal balance of $300,000 at September 30, 2019. As of September 30, 2019, $200,765 of the debt discount had been amortized and there was accrued interest payable of $7,605. The Company recorded a derivative liability of $95,347 as of September 30, 2019.

On July 3, 2019, the Company entered into a third convertible promissory note with Armada in the principal amount of $137,500, with an original issue discount of $12,500. The note matures on July 3, 2020 and bears interest at 8%. A debt discount of $73,573 was recorded, including a derivative liability of $59,573. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of September 30, 2019, $17,891 of the debt discount had been amortized and there was accrued interest payable of $2,682. The Company recorded a derivative liability of $50,162 as of September 30, 2019.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2019 and 2018

(Unaudited)

On July 3, 2019, the Company entered into a third convertible promissory note with BHP Capital NY, Inc. (“BHP”) in the principal amount of $137,500, with an original issue discount of $12,500. The note matures on July 3, 2020 and bears interest at 8%. A debt discount of $73,584 was recorded, including a derivative liability of $59,584. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of September 30, 2019, $17,891 of the debt discount had been amortized and there was accrued interest payable of $2,682. The Company recorded a derivative liability of $50,160 as of September 30, 2019.

9. STOCKHOLDERS’ DEFICIT

Preferred Stock

Series A Preferred Stock

On January 25, 2019, the Board of Directors of the Company approved a resolution to increase the number of authorized preferred shares to 20,000,000 shares.

In March 2015, the Company filed with the State of Nevada a Certificate of Designation establishing the designations, preferences, limitations and relative rights of 1,000,000 shares of the Company’s Series A preferred stock. Holders of the Series A preferred stock have the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of Series A preferred stock. The shares of Series A preferred stock are not convertible into shares of common stock.

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of September 30, 2019 and June 30, 2019, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

Series B Preferred Stock

On December 21, 2015, the Company filed a Certificate of Designation for a new Series B convertible preferred stock with the State of Nevada following approval by the board of directors of the Company. Five Hundred Thousand (500,000) shares of the Company’s authorized preferred stock are designated as the Series B convertible preferred stock, par value of $0.001 per share and with a stated value of $0.001 per share (the “Stated Value”). Holders of Series B preferred stock shall be entitled to receive dividends, when and as declared by the Board of Directors out of funds legally available therefor. At any time and from time to time after the issuance of shares of the Series B preferred stock, each issued share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. The holders of the Series B preferred stock shall have the right to vote together with holders of common stock, on an as “converted basis”, on any matter that the Company’s shareholders may be entitled to vote on, either by written consent or by proxy. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series B preferred stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series B preferred stock an amount equal to the Stated Value, and all other amounts in respect thereof then due and payable prior to any distribution or payment shall be made to the holders of any junior securities.

The Company has 500,000 shares of Series B preferred stock authorized, with 300,000 shares issued and outstanding as of September 30, 2019 and June 30, 2019.

Steve Rubakh, President of the Company, is issued shares of Series B preferred stock as part of his compensation arrangement. The number of shares issued, generally on a quarterly basis, is at the discretion of the Board of Directors. No shares of Series B preferred stock were issued to Mr. Rubakh during the three months ended September 30, 2019. On July 1, 2018, the Company issued to Mr. Rubakh 5,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $417,000. The stock-based compensation – related party is included in general and administrative expenses for the three months ended September 30, 2018.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2019 and 2018

(Unaudited)

Common Stock

On January 25, 2019, the Board of Directors of the Company approved a resolution to increase the number of authorized common shares to 250,000,000. The Company had 40,034,674 and 29,824,187 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively.

During the three months ended September 30, 2019, the Company issued a total of 10,210,487 shares of its common stock: 5,000,000 shares valued at $399,900 were issued pursuant to a Preferred Stock Asset Agreement entered into on May 21, 2019 (see Note 6) and a total of 5,210,487 shares were issued valued at $272,695 were issued in conversion of $263,000 note principal, $2,150 accrued interest payable, and loss on conversion of debt of $7,545, resulting in the extinguishment of derivative liabilities totaling $115,275.

During the three months ended September 30, 2018, the Company issued a total of 810,000 shares of its common stock: 100,000 shares valued at $55,000 were issued to a consultant; 560,000 shares of common stock were issued to a lender in the cashless exercise of warrants recorded at par value of $560; a total of 150,000 shares of common stock valued at $53,250 were issued to two lenders as loan fees.

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Leases

The Company has consolidated it cryptocurrency operations in one facility in Carthage, New York. The Carthage lease and power purchase agreement was entered into on May 10, 2019 for an initial term of 90 days, with an option to continue the lease for a subsequent 36 months. The Company’s sole obligation under the lease is to pay the lessor $0.41 on every kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

The Company retained its operating lease for its Pennsylvania administrative location, which is on a month-to-month basis at $750 per month.

As of September 30, 2019, the Company had no obligation for future lease payments under non-cancelable operating leases.

NOTE 11. DERIVATIVE LIABILITIES

The Company has issued convertible notes payable, warrants and Series B preferred stock with put back rights and has entered into exchange and subscription agreements that contain certain provisions that have been identified as derivatives. The Company has determined that the number of common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options convertible debt and obligations to issue common shares are included in the value of derivative liabilities.

The Company estimates the fair value of the derivative liabilities at the issuance date and at each subsequent reporting date, using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

During the three months ended September 30, 2019, we had the following activity in our derivative liabilities:

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2019 and 2018

(Unaudited)

	Convertible Notes Payable	Exchange Agreement	Common Stock Subscription	Total
Derivative liabilities at June 30, 2019	$382,052	$1,227,200	$8,522	$1,617,774
Addition to liabilities for new debt/subscription	119,157	-	-	119,157
Decrease due to conversions/assignments	(115,275)	(399,900)	-	(515,175)
Change in fair value	(100,025)	(734,900)	(6,811)	(841,736)
Derivative liabilities at September 30, 2019	$285,909	$92,400	$1,711	$380,020

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of September 30, 2019 are as follows:

•	Stock prices on all measurement dates were based on the fair market value

•	Risk-free interest rate of 1.69% to 2.49%

•	The probability of future financing was estimated at 100%

•	Computed volatility ranging from 177% to 316%

These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

12. DIGITAL CURRENCY THEFT LOSS

During the quarter ended Sepember 30, 2019, we incurred a digital currency theft loss of $33,037 where a hacker obtained unauthorized access to our online digital currency processing service and transferred digital currencies out of our account. T he theft loss has been included as an other expense in the accompanying statement of operations for the three months ended September 30, 2019.

13. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Issuance of Shares

Subsequent to September 30, 2019, the Company issued a total of 3,000,000 common shares to digiMine pursuant to the Series B preferred stock Exchange Agreement, completing the Company’s obligation to issue common shares under this agreement.

In October and November 2019, the Company issued a total of 5,477,505 common shares to St. George in conversion of $88,000 debt principal, resulting in a remaining principal balance of $212,000 for the St. George convertible note payable.

Subsequent to September 30, 2019, the Company issued a total of 5,568,390 common shares to other lenders in conversion of $76,652 debt principal and $7,248 accrued interest payable.

Assignment Agreement

On October 11, 2019, Geneva assigned a convertible promissory note with a principal balance of $63,000 and accrued interest payable of $3,003 to Armada. The Company and Armada also entered into an agreement on November 1, 2019 whereby Armada agreed to limit its conversions of this note to no more than $20,000 note principal every thirty days. In consideration for the agreement to limit conversions, the Company issued to Armada a new convertible promissory note in the principal amount of $20,000.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

Financial

On November 22, 2017, we successfully launched our cryptocurrency operations. From that date through September 30, 2019, we had total revenues of $693,015, consisting of: (1) revenues from mining operations of $555,531 received primarily in digital currencies and (2) equipment and parts retail sales of $137,484.

The Company has consolidated it cryptocurrency operations in one facility in Carthage, New York. The Carthage lease and power purchase agreement was entered into on May 10, 2019 for an initial term of 90 days, with an option to continue the lease for a subsequent 36 months. The Company’s sole obligation under the lease is to pay the lessor $0.41 on every kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

We have funded our operations primarily from the proceeds of convertible promissory notes. Most recently, we completed financings with two lenders in July 2019, receiving total net proceeds of $247,000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Revenues

In November 2017 we commenced operations in our first cryptocurrency mining location. Our cryptocurrency mining revenues increased to $107,465 in the three months ended September 30, 2019 from $100,465 in the three months ended September 30, 2018. This increase in revenues resulted from additional mining machines deployed in the current fiscal year in our new facility in New York. During the three months ended September 30, 2019, we had no revenues from the sale of cryptocurrency mining units that we purchased or assembled for resale and parts. Such revenues totaled $14,780 during the three months ended September 30, 2018. The decrease in these revenues in the current fiscal year resulted from a lower retail demand for our model of cryptocurrency mining units and parts.

Cost of Revenues

Cost of revenues was $227,083 in the three months ended September 30, 2019 compared to $201,260 in the three months ended September 30, 2019 primarily as a result of higher depreciation and amortization expense. Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation and amortization, rent, operating supplies, utilities and monitoring services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing or assembling the cryptocurrency mining units sold. We currently are experiencing a gross loss on revenues primarily due to high utility costs and a conservative, short useful life for mining equipment depreciation and amortization.

Operating Expenses

General and administrative expenses decreased to $107,385 for the three months ended September 30, 2019 from $556,922 for the three months ended September 30, 2018. The decrease is due primarily to a decrease in non-cash stock-based compensation to related parties and decreases in other expenses supporting our expanded cryptocurrency mining operations as we have consolidated our operations in one facility. Stock-based compensation – related party totaled $417,000 for the three months ended September 30, 2018. We reported no stock-based compensation – related party for the three months ended September 30, 2019. The value of the stock-based compensation is computed using the market price of our common stock.

We performed a lower of cost or market impairment analysis on the cryptocurrency machines purchased in the August 2018 Asset Purchase Agreement, including writing off the purchase price allocated to the defective machines, and recorded an impairment expense of $2,097,930 during the three months ended September 30, 2019. We reported no impairment expense for the three months ended September 30, 2019.

Other Income (Expense)

Our other income (expense) was comprised of the following for the three months ended September 30:

	2019	2018

Interest expense	$(301,287)	$(3,324)
Realized loss on investments	(3,361)	(7,238)
Loss on conversion of debt	(7,545)	-
Digital currency theft loss	(33,037)	-
Change in fair value of derivative liabilities	841,736	1,051,207
Total other income	$496,506	$1,040,645

The increase in our interest expense in the current fiscal year, which includes the amortization of debt discount and original issue discount, resulted from new convertible debt incurred.

The realized loss on investments in the the three months ended September 30, 2019 and 2018 resulted primarily from losses recorded on our digital currencies, as we experienced the negative impact of declining market values.

The loss on extinguishment of debt in the current fiscal year resulted from conversion of convertible notes to common stock were the conversion terms were outside the related agreements.

During the quarter ended Sepember 30, 2019, we incurred a digital currency theft loss of $33,037 where a hacker obtained unauthorized access to our online digital currency processing service and transferred digital currencies out of our account.

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

Net Loss

As a result, we reported net income of $269,503 for the three months ended September 30, 2019 and a net loss of $1,700,722 for the three months ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of September 30, 2019, we had total current assets of $67,839, including cash of $61,339, and total current liabilities of $1,142,577, resulting in a working capital deficit of $1,074,738. Included in current liabilities as of September 30, 2019 are derivative liabilities totaling $380,020, which we do not anticipate will require the payment of cash to settle. In addition, we had a total stockholders’ deficit of $30,970 as of September 30, 2019.

We have funded our operations primarily from proceeds from convertible notes payable. During the three months ended September 30, 2019, we received net proceeds totaling $247,000 from two convertible notes.

Sources and Uses of Cash

We used net cash in operations of $186,661 in the three months ended September 30, 2019 as a result of our net income of $269,503, non-cash expenses totaling $470,945, and increases in accrued expenses of $17,987 and due to related party of $9,079, partially offset by non-cash gain of $841,736, increases in digital currencies of $109,112, prepaid expenses and other current assets of $3,250 and a decrease in accounts payable of $77.

By comparison, we used net cash in operations of $155,227 in the three months ended September 30, 2018 as a result of our net loss of $1,700,222, non-cash gain of $1,051,207, increase in digital currencies of $100,225 and decrease in accrued expenses of $27,454, partially offset by non-cash expenses totaling $2,690,163, decrease in prepaid expenses and other current assets of $3,000 and increases in accounts payable of $2,717 and due to related party of $28,001.

During the three months ended September 30, 2019, we used net cash of $47,310 in investing activities comprised of the purchase of property and equipment of $110,281, partially offset by net proceeds from the sale of investments of $62,971.

During the three months ended September 30, 2018, we had net cash provided by investing activities of $64,308 comprised of net proceeds from the sale of investments of $101,454, partially offset by the purchase of property and equipment of $37,146.

During the three months ended September 30, 2019, we had net cash provided by financing activities of $247,000 comprised of proceeds from convertible notes payable.

During the three months ended September 30, 2018, we had net cash provided by financing activities of $248,945 comprised of proceeds from convertible notes payable of $223,945 and proceeds from stock subscription payable of $25,000.

We will have to raise funds to successfully operate our digital currency mining operations and to fund our operating expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern

The Company has reported recurring operating losses since its inception and used net cash in operating activities of $186,661 in the three months ended September 30, 2019. As of September 30, 2019, the Company had an accumulated deficit of $20,713,704 and a total stockholders’ deficit of $30,970. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our condensed financial statements and in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2019. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

Property and Equipment

Property and equipment, consisting primarily of computer and other cryptocurrency mining equipment (transaction verification servers) and leasehold improvements, is stated at the lower of cost or estimated realizable value and is depreciated when placed into service using the straight-line method over estimated useful lives. The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has assessed the basis of depreciation of these assets and believes they should be depreciated over a three-year period due to technological obsolescence reflecting rapid development of hardware that has faster processing capacity and other factors. Additionally, during the three months ended September 30, 2018, the Company wrote down cryptocurrency mining equipment by $2,097,930 to estimated net realizable value. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

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

We estimate the fair value of the derivatives associated with our convertible notes payable, common stock issuable pursuant to a Series B preferred stock Exchange Agreement and a stock subscription payable using, as applicable, either the Black-Scholes pricing model or multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. Total impairment expense, consisting of write downs for cryptocurrency mining equipment totaled $2,097,930 for the three months ended September 30, 2018. We reported no impairment expense for the three months ended September 30, 2019.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2019 and June 30, 2019, the amounts reported for cash, prepaid expenses and other current assets, equipment deposits, accounts payable, accrued expenses and due to related party approximate fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
September 30, 2019:
Derivative liabilities	$380,020	$-	$-	$380,020

Total liabilities measured at fair value	$380,020	$-	$-	$380,020

June 30, 2019:
Derivative liabilities	$1,617,774	$-	$-	$1,617,774

Total liabilities measured at fair value	$1,617,774	$-	$-	$1,617,774

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

OFF BALANCE SHEET ARRANGEMENTS

The Company has consolidated it cryptocurrency operations in one facility in Carthage, New York. The Carthage lease and power purchase agreement was entered into on May 10, 2019 for an initial term of 90 days, with an option to continue the lease for a subsequent 36 months. The Company’s sole obligation under the lease is to pay the lessor $0.41 on every kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

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

RECENTLY ISSUED ACCOUNTING POLICIES

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. This new pronouncement, as amended, is effective January 1, 2019 for calendar-year-end public companies, and was adopted by the Company on July 1, 2019.

Adoption of the new lease pronouncement did not have a material impact on the Company’s financial statements. The Company concluded that the new lease pronouncement is not applicable to its New York lease and power purchase agreement, for which the Company’s sole obligation is to pay the lessor $0.41 on every kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. .

There were no new accounting pronouncements issued or proposed by the FASB during the three months ended September 30, 2019 and through the date of filing this report which the Company believes will have a material impact on its financial financial statements.

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

1.

As of September 30,2019, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2019, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of September 30, 2019, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2019, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2019, the Company issued a total of 10,210,487 shares of its common stock: 5,000,000 shares valued at $399,900 were issued pursuant to a Preferred Stock Asset Agreement entered into on May 21, 2019 (see Note 6) and a total of 5,210,487 shares were issued valued at $272,695 were issued in conversion of $263,000 note principal, $2,150 accrued interest payable, and loss on extinguishment of debt of $7,545, resulting in the extinguishment of derivative liabilities totaling $115,275.

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

INTEGRATED VENTURES, INC.

Dated: November 14, 2019	By:	/s/ Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

