Form 10-Q
period 2019-12-31
INTEGRATED VENTURES, INC.
filed 2020-02-11
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value per share, was 77,101,291 as of February 11, 2020.

INTEGRATED VENTURES, INC.

FORM 10-Q

DECEMBER 31, 2019

2

PART I – FINANCIAL INFORMATION

Integrated Ventures, Inc.
Condensed Balance Sheets

	December 31, 2019	June 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$75,223	$48,310
Prepaid expenses and other current assets	3,250	3,250
Equipment deposits	-	27,971
Total current assets	78,473	79,531

Non-current assets:
Property and equipment, net	891,366	1,039,683
Digital currencies	17,372	2
Deposits	700	700
Total assets	$987,911	$1,119,916

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$34,722	$39,028
Accrued expenses	40,460	24,456
Due to related party	97,665	69,854
Derivative liabilities	241,729	1,617,774
Convertible notes payable, net of discounts	529,883	457,147
Total current liabilities	944,459	2,208,259

Total liabilities	944,459	2,208,259

Commitments and contingencies

Stockholders’ equity (deficit):
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized,
500,000 shares issued and outstanding as of December 31, 2019 and June 30, 2019)	500	500
Series B preferred stock, $0.001 par value, (500,000 shares authorized,
300,000 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively)	300	300
Common stock, $0.001 par value, (250,000,000 shares authorized,
65,755,732 and 29,824,187 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively)	65,756	29,825
Additional paid-in capital	21,089,012	19,864,239
Accumulated deficit	(21,112,116)	(20,983,207)
Total stockholders’ equity (deficit)	43,452	(1,088,343)
Total liabilities and stockholders’ deficit	$987,911	$1,119,916

See notes to condensed financial statements

Integrated Ventures, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018

Revenues:
Cryptocurrency mining	$126,014	$77,913	$233,479	$178,378
Sales of cryptocurrency mining equipment	8,287	9,557	9,663	24,337
Total revenues	134,301	87,470	243,142	202,715

Cost of revenues	263,760	232,896	492,219	434,156

Gross loss	(129,459)	(145,426)	(249,077)	(231,441)

Operating expenses:
General and administrative	87,140	173,512	194,525	730,434
Impairment of assets	-	-	-	2,097,930

Total operating expenses	87,140	173,512	194,525	2,828,364

Loss from operations	(216,599)	(318,938)	(443,602)	(3,059,805)

Other income (expense):
Interest expense	(181,450)	(41,328)	(482,737)	(44,652)
Realized loss on investments	(2,235)	(25,266)	(5,596)	(32,504)
Loss on conversion of debt	(7,215)	-	(14,760)	-
Digital currency theft loss	-	-	(33,037)	-
Change in fair value of derivative liabilities	9,087	914,308	850,823	1,965,515

Total other income (expense)	(181,813)	847,714	314,693	1,888,359

Income (loss) before income taxes	(398,412)	528,776	(128,909)	(1,171,446)

Provision for income taxes	-	-	-	-

Net income (loss)	$(398,412)	$528,776	$(128,909)	$(1,171,446)

Net income (loss) per common share:
Basic	$(0.01)	$0.05	$(0.00)	$(0.12)
Diluted	$(0.01)	$0.01	$(0.00)	$(0.12)

Weighted average number of common shares outstanding:
Basic	53,904,063	9,868,668	44,701,874	9,560,842
Diluted	53,904,063	46,817,888	44,701,874	9,560,842

See notes to condensed financial statements

Integrated Ventures, Inc.

Condensed Statement of Stockholders’ Equity (Deficit)

Six Months Ended December 31, 2019 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, June 30, 2019	500,000	$500	300,000	$300	29,824,187	$29,825	$19,864,239	$-	$(20,983,207)	$(1,088,343)

Common shares issued in Series B preferred stock Exchange Agreement	-	-	-	-	8,000,000	8,000	471,800	-	-	479,800

Common shares issued in conversion of convertible notes payable	-	-	-	-	27,931,545	27,931	524,133	-	-	552,064

Settlement of derivative liabilities	-	-	-	-	-	-	228,840	-	-	228,840

Net loss	-	-	-	-	-	-	-	-	(128,909)	(128,909)

Balance, December 31, 2019	500,000	$500	300,000	$300	65,755,732	$65,756	$21,089,012	$-	$(21,112,116)	$43,452

See notes to condensed financial statements

Integrated Ventures, Inc.

Condensed Statement of Stockholders’ Equity (Deficit)

Six Months Ended December 31, 2018 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, June 30, 2018	500,000	$500	309,166	$309	8,964,103	$8,965	$9,290,344	$35,000	$(11,469,936)	$(2,134,818)

Issuance of Series B preferred stock to officer for compensation	-	-	5,000	5	-	-	416,995	-	-	417,000

Issuance of Series B preferred stock for property and equipment	-	-	38,018	38	-	-	3,003,384	-	-	3,003,422

Return and cancellation of Series B preferred stock	-	-	(1,800)	(2)	-	-	2	-	-	-

Common shares issued for consulting fees	-	-	-	-	200,000	200	79,959	-	-	80,159

Common shares issued in cashless exercise of warrants	-	-	-	-	560,000	560	(560)	-	-	-

Common shares issued for debt discount	-	-	-	-	150,000	150	53,100	-	-	53,250

Cash received for common stock subscription	-	-	-	-	-	-	-	25,000	-	25,000

Net loss	-	-	-	-	-	-	-	-	(1,171,446)	(1,171,446)

Balance, December 31, 2018	500,000	$500	350,384	$350	9,874,103	$9,875	$12,843,224	$60,000	$(12,641,382)	$272,567

See notes to condensed financial statements

Integrated Ventures, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(128,909)	$(1,171,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	294,242	246,996
Amortization of debt discount	433,805	38,782
Loan fees added to debt principal	20,000	-
Change in fair value of derivative liability	(850,823)	(1,965,515)
Loss on conversion of debt	14,760	-
Realized loss on sale of investments	5,596	32,504
Digital currency theft loss	33,037	-
Stock-based compensation – related party	-	417,000
Stock-based compensation	-	80,159
Impairment of assets	-	2,097,930
Changes in assets and liabilities:
Digital currencies	(232,722)	(179,316)
Prepaid expenses and other current assets	-	6,000
Accounts payable	(4,306)	2,514
Accrued expenses	30,157	(5,088)
Due to related party	27,811	43,800
Net cash used in operating activities	(357,352)	(355,680)

Cash flows from investing activities:
Net proceeds from the sale of investments	176,719	159,739
Purchase of property and equipment	(117,954)	(42,447)
Net cash provided by investing activities	58,765	117,292

Cash flows from financing activities:
Proceeds from convertible notes payable	325,500	223,945
Proceeds from stock subscriptions payable	-	25,000
Net cash provided by financing activities	325,500	248,945

Net increase in cash	26,913	10,557
Cash, beginning of period	48,310	41,070

Cash, end of period	$75,223	$51,627

(Continued)

See notes to condensed financial statements

Integrated Ventures, Inc.
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended December 31,
	2019	2018

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$29,257
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Equipment deposits for property and equipment	$27,971	$3,896
Debt discount for derivative liability	183,418	81,543
Common shares issued for convertible notes payable	537,304	-
Settlement of derivative liabilities	228,840	-
Common shares issued in Series B preferred stock Exchange Agreement	479,800	-
Series B preferred shares for property and equipment	-	-
Common shares issued for cashless exercise of warrants	-	560
Common shares issued for debt discount	-	53,250
Series B preferred shares for property and equipment	-	3,003,422
Series B preferred shares returned and cancelled	-	2

See notes to condensed financial statements

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2019 and 2018

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim periods ended December 31, 2019 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2020. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 filed on September 30, 2019 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2019 and 2018

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2019 and 2018

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. Total impairment expense, consisting of write downs for cryptocurrency mining equipment totaled $2,097,930 for the six months ended December 31, 2018. We reported no impairment expense for the three months and six months ended December 31, 2019.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2019 and June 30, 2019, the amounts reported for cash, prepaid expenses and other current assets, equipment deposits, accounts payable, accrued expenses and due to related party approximate fair value because of their short maturities.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2019 and 2018

(Unaudited)

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2019:
Derivative liabilities	$241,729	$-	$-	$241,729

Total liabilities measured at fair value	$241,729	$-	$-	$241,729

June 30, 2019:
Derivative liabilities	$1,617,774	$-	$-	$1,617,774

Total liabilities measured at fair value	$1,617,774	$-	$-	$1,617,774

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2019 and 2018

(Unaudited)

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

Income Taxes

The Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2019, tax years 2019, 2018, 2017, 2016 and 2015 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2019 and 2018

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

The common shares used in the computation of basic and diluted net income (loss) per share are reconciled as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018

Weighted average number of shares outstanding – basic	53,904,063	9,868,668	44,701,874	9,560,842
Dilutive effect of convertible debt	-	1,910,820	-	-
Dilutive effect of Series B convertible preferred stock	-	35,038,400	-	-

Weighted average number of shares outstanding – diluted	53,904,063	46,817,888	44,701,874	9,560,842

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. This new pronouncement, as amended, was effective January 1, 2019 for calendar-year-end public companies, and was adopted by the Company on July 1, 2019.

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

There were no new accounting pronouncements issued or proposed by the FASB during the six months ended December 31, 2019 and through the date of filing this report which the Company believes will have a material impact on its financial financial statements.

Reclassifications

Certain amounts in the condensed financial statements for the prior-year periods have been reclassified to conform to the presentation for the current-year periods.

3. GOING CONCERN

The Company has reported recurring operating losses since its inception and used net cash in operating activities of $357,352 in the six months ended December 31, 2019. As of December 31, 2019, the Company had an accumulated deficit of $21,112,116. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2019 and 2018

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

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	December 31, 2019	June 30, 2019

Cryptocurrency mining equipment	$1,725,505	$1,579,580
Furniture and equipment	16,366	16,366
Leasehold improvements	-	-

Total	1,741,871	1,595,946
Less accumulated depreciation and amortization	(850,505)	(556,263)

Net	$891,366	$1,039,683

Depreciation and amortization expense, included in cost of revenues, was $149,630 and $136,778 for the three months ended December 31, 2019 and 2018, respectively, and $294,242 and $246,996 for the six months ended December 31, 2019 and 2018, respectively.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2019 and 2018

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2019 and 2018

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

With the sale of the 16,666 shares of Series B preferred stock by digiMine in April and May of 2019 and with the completion of the Exchange Agreement, the Put-Back Rights in connection with the April 16 and April 30, 2018 Asset Purchase Agreements have been eliminated and the associated derivative liability settled. During the six months ended December 31, 2019, the Company issued digiMine a total of 8,000,000 shares valued at $479,800 pursuant to the Preferred Stock Exchange Agreement, extinguishing the obligation in full.

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

No shares of Series B preferred stock were issued to Mr. Rubakh during the six months ended December 31, 2019. On July 1, 2018, the Company issued to Mr. Rubakh 5,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $417,000. The stock-based compensation – related party is included in general and administrative expenses for the six months ended December 31, 2018.

Amounts due to related party, including accrued salary to Mr. Rubakh, totaled $97,665 and $69,854 as of December 31, 2019 and June 30, 2019, respectively.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2019 and 2018

(Unaudited)

8. CONVERTIBLE NOTES PAYABLE

Convertible notes payable, all classified as current, consist of the following:

	December 31, 2019			June 30, 2019
		Debt			Debt
	Principal	Discount	Net	Principal	Discount	Net

Geneva Roth Remark Holdings, Inc. #2	$-	$-	$-	$43,000	$11,582	$31,418

Geneva Roth Remark Holdings, Inc. #3	-	-	-	78,000	24,253	53,747

Geneva Roth Remark Holdings, Inc. #4	-	-	-	63,000	21,605	41,395

BHP Capital NY, Inc. #2	21,500	1,870	19,630	38,500	16,748	21,752

Armada Investment Fund, LLC #2	38,500	3,350	35,150	38,500	16,747	21,753

Jefferson Street Capital LLC	9,000	783	8,217	38,500	16,747	21,753

St. George Investments LLC	186,000	-	186,000	500,000	234,671	265,329

Armada Investment Fund, LLC #3	137,500	37,188	100,312	-	-	-

BHP Capital NY, Inc. #3	137,500	37,194	100,306	-	-	-

Armada Investment Fund, LLC #4	21,349	4,207	17,142	-	-	-

BHP Capital NY, Inc. #4	66,000	28,684	37,316	-	-	-

Armada Investment Fund, LLC #5	20,000	6,757	13,243	-	-	-

Armada Investment Fund, LLC #6	22,000	9,433	12,567	-	-	-

Total	$659,349	$129,466	$529,883	$799,500	$342,353	$457,147

On February 6, 2019, the Company entered into a second convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Geneva” in the principal amount of $43,000. The note matures on February 6, 2020 and bears interest at 10%. A debt discount of $19,128 was recorded, including a derivative liability of $16,128. Geneva has the right beginning on the date that is 170 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. In August 2019, Geneva converted the entire principal of $43,000 and accrued interest payable of $2,150 into common shares of the Company, extinguishing the debt in full. As of December 31, 2019, the debt discount had been amortized in full to interest expense.

On March 21, 2019, the Company entered into a third convertible promissory note with Geneva in the principal amount of $78,000. The note matures on March 21, 2020 and bears interest at 10%. A debt discount of $33,496 was recorded, including a derivative liability of $30,496. Geneva has the right beginning on the date that is 170 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. In September and October 2019, Geneva converted principal of $78,000 and accrued interest of $3,900 into common shares of the Company, extinguishing the debt in full. As of December 31, 2019, the debt discount had been amortized in full to interest expense.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2019 and 2018

(Unaudited)

On April 18, 2019, the Company entered into a fourth convertible promissory note with Geneva in the principal amount of $63,000. The note matures on April 18, 2020 and bears interest at 10%. A debt discount of $26,988 was recorded, including a derivative liability of $23,988. Geneva has the right beginning on the date that is 170 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. Pursuant to an Assignment Agreement dated October 11, 2019, Geneva assigned $63,000 principal and $3,003 accrued interest to Armada Investment Fund, LLC (“Armada”). As of December 31, 2019, the debt discount had been amortized in full to interest expense.

On May 15, 2019, the Company entered into a second convertible promissory note with Armada in the principal amount of $38,500, with an original issue discount of $2,500. The note matures on February 15, 2020 and bears interest at 8%. A debt discount of $20,098 was recorded, including a derivative liability of $15,598. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of December 31, 2019, $16,748 of the debt discount had been amortized and there was accrued interest payable of $1,941. The Company recorded a derivative liability of $16,417 as of December 31, 2019.

On May 15, 2019, the Company entered into a second convertible promissory note with BHP Capital NY, Inc. (“BHP”) in the principal amount of $38,500, with an original issue discount of $2,500. The note matures on February 15, 2020 and bears interest at 8%. A debt discount of $20,097 was recorded, including a derivative liability of $15,597. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. In November and December 2019, BHP converted principal of $17,000, accrued interest of $1,810 and conversion fees of $1,000 into common shares of the Company, resulting in a principal balance of $21,500 as of December 31, 2019. As of December 31, 2019, $18,226 of the debt discount had been amortized and there was accrued interest payable of $61. The Company recorded a derivative liability of $8,753 as of December 31, 2019.

On May 15, 2019, the Company entered into a convertible promissory note with Jefferson Street Capital LLC (“Jefferson”) in the principal amount of $38,500, with an original issue discount of $2,500. The note matures on February 15, 2020 and bears interest at 8%. A debt discount of $20,097 was recorded, including a derivative liability of $15,597. Jefferson has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. In November and December 2019, Jefferson converted principal of $29,500 and conversion fees of $1,500 into common shares of the Company, resulting in a principal balance of $9,000 as of December 31, 2019. As of December 31, 2019, $19,314 of the debt discount had been amortized and there was accrued interest payable of $1,752. The Company recorded a derivative liability of $4,365 as of December 31, 2019.

On June 26, 2019, the Company entered into an Exchange Agreement with St. George Investments LLC (“St. George”) pursuant to which a convertible promissory note payable to St. George in the principal amount of $500,000 was issued in consideration for the surrender by St. George of all outstanding warrants, which amount was recorded as a loss on settlement of warrants. The warrants were issued by the Company on January 19, 2018. The maturity date of the note has been extended to June 26, 2020. The note bears interest at 5%. A debt discount and derivative liability of $239,773 was recorded at the inception of the note. St. George has the right beginning on the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 80% of the average of the three lowest closing prices of the Company’s common stock during the twenty trading days preceding the date of conversion. During the six months ended December 31, 2019, St. George converted principal of $314,000 into common shares of the Company, resulting in a principal balance of $186,000 at December 31, 2019. As of December 31, 2019, the debt discount of $239,773 had been amortized in full and there was accrued interest payable of $8,075. The Company recorded a derivative liability of $59,400 as of December 31, 2019.

On July 3, 2019, the Company entered into a third convertible promissory note with Armada in the principal amount of $137,500, with an original issue discount of $12,500. The note matures on July 3, 2020 and bears interest at 8%. A debt discount of $73,573 was recorded, including a derivative liability of $59,573. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of December 31, 2019, $36,385 of the debt discount had been amortized and there was accrued interest payable of $5,455. The Company recorded a derivative liability of $51,560 as of December 31, 2019.

On July 3, 2019, the Company entered into a third convertible promissory note with BHP in the principal amount of $137,500, with an original issue discount of $12,500. The note matures on July 3, 2020 and bears interest at 8%. A debt discount of $73,584 was recorded, including a derivative liability of $59,584. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. As of December 31, 2019, $36,390 of the debt discount had been amortized and there was accrued interest payable of $5,455. The Company recorded a derivative liability of $51,560 as of December 31, 2019.

On October 11, 2019, Geneva assigned a convertible promissory note with a principal balance of $63,000 and accrued interest payable of $3,003 to Armada. Armada assumed the right beginning on the date that is 170 days following April 18, 2019, the date of the original note, to convert principal and accrued interest into shares of the Company’s common stock. The conversion price of the fourth Armada convertible note is 70% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion. The Company and Armada also entered into an agreement on November 1, 2019 whereby Armada agreed to limit its conversions of this note to no more than $20,000 note principal every thirty days. During the November and December 2019, Armada converted principal of $41,651 and accrued interest of $3,793 into common shares of the Company, resulting in a principal balance of $21,349 at December 31, 2019. As of December 31, 2019, debt discount of $19,729 had been amortized and there was accrued interest payable of $103. The Company recorded a derivative liability of $8,028 as of December 31, 2019.

In consideration for the November 1, 2019 agreement to limit conversions of the fourth Armada note, the Company issued to Armada a fifth convertible promissory note in the principal amount of $20,000. The note matures on November 1, 2020 and bears interest at 8%. A debt discount of $8,082 was recorded, consisting of a derivative liability. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the five lowest trading prices of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. As of December 31, 2019, $1,325 of the debt discount had been amortized and there was accrued interest payable of $263. The Company recorded a derivative liability of $8,163 as of December 31, 2019.

On November 21, 2019, the Company entered into a sixth convertible promissory note with Armada in the principal amount of $22,000, with an original issue discount of $2,000. The note matures on November 21, 2020 and bears interest at 8%. A debt discount of $10,590 was recorded, including a derivative liability of $8,090. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the five lowest trading prices of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. As of December 31, 2019, $1,157 of the debt discount had been amortized and there was accrued interest payable of $193. The Company recorded a derivative liability of $8,022 as of December 31, 2019.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2019 and 2018

(Unaudited)

On December 2, 2019, the Company entered into a fourth convertible promissory note with BHP in the principal amount of $66,000, with an original issue discount of $6,000. The note matures on December 2, 2020 and bears interest at 8%. A debt discount of $73,584 was recorded, including a derivative liability of $59,584. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. As of December 31, 2019, $2,469 of the debt discount had been amortized and there was accrued interest payable of $420. The Company recorded a derivative liability of $23,989 as of December 31, 2019.

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

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of December 31, 2019 and June 30, 2019, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

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

The Company has 500,000 shares of Series B preferred stock authorized, with 300,000 shares issued and outstanding as of December 31, 2019 and June 30, 2019.

Steve Rubakh, President of the Company, is issued shares of Series B preferred stock as part of his compensation arrangement. The number of shares issued, generally on a quarterly basis, is at the discretion of the Board of Directors. No shares of Series B preferred stock were issued to Mr. Rubakh during the three months and six months ended December 31, 2019. On July 1, 2018, the Company issued to Mr. Rubakh 5,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $417,000. The stock-based compensation – related party is included in general and administrative expenses for the six months ended December 31, 2018.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2019 and 2018

(Unaudited)

As discussed in Note 5, on August 2, 2018, the Company entered into an Asset Purchase Agreement for the purchase of 182 cryptocurrency mining machines. As consideration for the purchase of the machines, the Company issued 38,018 shares of its Series B convertible preferred stock, valued on an “as converted to common” basis at an aggregate of $3,801,800. Because a portion of the machines were defective, 1,800 shares of the Series B preferred stock issued in the transaction were returned to the Company and cancelled in December 2018.

Common Stock

On January 25, 2019, the Board of Directors of the Company approved a resolution to increase the number of authorized common shares to 250,000,000. The Company had 65,755,732 and 29,824,187 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively.

During the six months ended December 31, 2019, the Company issued a total of 35,931,545 shares of its common stock: 8,000,000 shares valued at $479,800 were issued pursuant to a Preferred Stock Asset Agreement entered into on May 21, 2019 (see Note 6) and a total of 27,931,545 shares valued at $544,849 were issued in conversion of $523,151 note principal, $11,653 accrued interest payable, $2,500 in fees and loss on conversion of debt of $14,760, resulting in the extinguishment of derivative liabilities totaling $228,840.

During the six months ended December 31, 2018, the Company issued a total of 910,000 shares of its common stock: 200,000 shares valued at $80,159 were issued to a consultant; 560,000 shares of common stock were issued to a lender in the cashless exercise of warrants recorded at par value of $560; a total of 150,000 shares of common stock valued at $53,250 were issued to two lenders as loan fees.

In August 2018, the Company received proceeds of $25,000 from a common stock subscription.

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Leases

The Company has consolidated it cryptocurrency operations in one facility in Carthage, New York. The Carthage lease and power purchase agreement was entered into on May 10, 2019 for an initial term of 90 days, with an option to continue the lease for a subsequent 36 months. The Company’s sole obligation under the lease is to pay the lessor $0.049 on every kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

As of December 31, 2019, the Company had no obligation for future lease payments under non-cancelable operating leases.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2019 and 2018

(Unaudited)

During the six months ended December 31, 2019, we had the following activity in our derivative liabilities:

	Convertible Notes Payable	Exchange Agreement	Common Stock Subscription	Total

Derivative liabilities at June 30, 2019	$382,052	$1,227,200	$8,522	$1,617,774
Addition to liabilities for new debt	183,418	-	-	183,418
Decrease due to conversions/assignments	(228,840)	(479,800)	-	(708,640)
Change in fair value	(96,373)	(747,400)	(7,050)	(850,823)

Derivative liabilities at December 31, 2019	$240,257	$-	$1,472	$241,729

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of December 31, 2019 are as follows:

•	Stock prices on all measurement dates were based on the fair market value

•	Risk-free interest rate of 1.53% to 2.49%

•	The probability of future financing was estimated at 100%

•	Computed volatility ranging from 177% to 316%

These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

12. DIGITAL CURRENCY THEFT LOSS

During six months ended December 31, 2019, we incurred a digital currency theft loss of $33,037 where a hacker obtained unauthorized access to our online digital currency processing service and transferred digital currencies out of our account. T he theft loss has been included as an other expense in the accompanying statement of operations for the six months ended December 31, 2019.

13. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Issuance of Shares

In January 2020, the Company issued a total of 3,047,972 common shares to St. George in conversion of $23,000 debt principal, resulting in a remaining principal balance of $163,000 for the St. George convertible note payable.

Subsequent to December 31, 2019, the Company issued a total of 8,297,587 common shares to other lenders in conversion of $51,849 debt principal and $1,901 accrued interest payable.

Amendment to Convertible Promissory Note

On January 9, 2020, the Company and St. George entered into an Amendment to Convertible Promissory Note pursuant to which the maturity date of the St. George convertible promissory note was extended to June 26, 2020.

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

Financial

On November 22, 2017, we successfully launched our cryptocurrency operations. From that date through December 31, 2019, we had total revenues of $828,692, consisting of: (1) revenues from mining operations of $681,545 received primarily in digital currencies and (2) equipment and parts retail sales of $147,147.

The Company has consolidated it cryptocurrency operations in one facility in Carthage, New York. The Carthage lease and power purchase agreement was entered into on May 10, 2019 for an initial term of 90 days, with an option to continue the lease for a subsequent 36 months. The Company’s sole obligation under the lease is to pay the lessor $0.049 on every kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

We have funded our operations primarily from the proceeds of convertible promissory notes. Most recently, we completed financings with two lenders in November and December 2019, receiving total net proceeds of $78,500.

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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2019 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2018

Revenues

In November 2017 we commenced operations in our first cryptocurrency mining location. Our cryptocurrency mining revenues increased to $126,014 in the three months ended December 31, 2019 from $77,913 in the three months ended December 31, 2018, and increased to $233,479 in the six months ended December 31, 2019 from $178,378 in the six months ended December 31, 2018. This increase in revenues resulted from additional mining machines deployed in the current fiscal year in our new facility in New York.

We also have revenues from the sale of cryptocurrency mining units that have been assembled or refurbished for resale and spare parts. Such sales totaled $8,287 and $9,557 inr the three months ended December 31, 2019 and 2018, respectively, and totaled $9,663 and $24,337 in the six months ended December 31, 2019 and 2018, respectively. Sales of equipment and parts will fluctuate from period to period depending on the current retail demand for our model of cryptocurrency mining units and parts.

Cost of Revenues

Cost of revenues was $263,760 and $232,896 in the three months ended December 31, 2019 and 2018, respectively, and $492,219 and $434,156 in the six months ended December 31, 2019 and 2018, respectively. The increases in our cost of revenues result primarily from higher depreciation and amortization expense. Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation and amortization, rent, operating supplies, utilities and monitoring services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing or assembling the cryptocurrency mining units sold. We currently are experiencing a gross loss on revenues primarily due to high utility costs and a conservative, short useful life for mining equipment depreciation and amortization.

Operating Expenses

General and administrative expenses decreased to $87,140 in the three months ended December 31, 2019 from $173,512 in the three months ended December 31, 2018, and decreased to $194,525 in the six months ended December 31, 2019 from $730,434 in the six months ended December 31, 2018. The decreases are due primarily to a decrease in non-cash stock-based compensation to related parties and decreases in other expenses supporting our expanded cryptocurrency mining operations as we have consolidated our operations in one facility. Stock-based compensation – related party totaled $417,000 in the six months ended December 31, 2018. We reported no stock-based compensation – related party in the three months or six months ended December 31, 2019. The value of the stock-based compensation is computed using the market price of our common stock.

We performed a lower of cost or market impairment analysis on the cryptocurrency machines purchased in the August 2018 Asset Purchase Agreement, including writing off the purchase price allocated to the defective machines, and recorded an impairment expense of $2,097,930 during the six months ended December 31, 2018. We reported no impairment expense for the three months or six months ended December 31, 2019.

Other Income (Expense)

Our other income (expense) was comprised of the following:

	Three Months Ended December 31:		Six Months Ended December 31:
	2019	2018	2019	2018

Interest expense	$(181,450)	$(41,328)	$(482,737)	$(44,652)
Realized loss on investments	(2,235)	(25,266)	(5,596)	(32,504)
Loss on conversion of debt	(7,215)	-	(14,760)	-
Digital currency theft loss	-	-	(33,037)	-
Change in fair value of derivative liabilities	9,087	914,308	850,823	1,965,515

Total other income (expense)	$(181,813)	$847,714	$314,693	$1,888,359

The increase in our interest expense in the current fiscal year, which includes the amortization of debt discount and original issue discount, resulted from new convertible debt incurred.

The realized loss on investments in all periods presented resulted primarily from losses recorded on our digital currencies, as we experienced the negative impact of declining market values.

The loss on extinguishment of debt in the current fiscal year resulted from conversion of convertible notes to common stock were the conversion terms were outside the related agreements.

During the six months ended December 31, 2019, we incurred a digital currency theft loss of $33,037 where a hacker obtained unauthorized access to our online digital currency processing service and transferred digital currencies out of our account.

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

Net Loss

As a result, we reported net losses of $398,412 for the three months ended December 31, 2019, $128,909 for the six months ended December 31, 2019 and $1,171,446 for the six months ended December 31, 2018, and net income of $528,776 for the three months ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of December 31, 2019, we had total current assets of $78,473, including cash of $75,223, and total current liabilities of $944,459, resulting in a working capital deficit of $865,986. Included in current liabilities as of December 31, 2019 are derivative liabilities totaling $241,729, which we do not anticipate will require the payment of cash to settle.

We have funded our operations primarily from proceeds from convertible notes payable. During the six months ended December 31, 2019, we received net proceeds totaling $325,500 from four convertible notes.

Sources and Uses of Cash

We used net cash in operations of $357,352 in the six months ended December 31, 2019 as a result of our net loss of $128,909, non-cash gain of $850,823, increase in digital currencies of $232,722 and decrease in accounts payable of $4,306, partially offset by non-cash expenses totaling $801,440 and increases in accrued expenses of $30,157 and due to related party of $27,811.

By comparison, we used net cash in operations of $355,680 in the six months ended December 31, 2018 as a result of our net loss of $1,171,446, non-cash gain of $1,965,515, increase in digital currencies of $179,316 and decrease in accrued expenses of $5,088, partially offset by non-cash expenses totaling $2,913,371, decrease in prepaid expenses and other current assets of $6,000 and increases in accounts payable of $2,514 and due to related party of $43,800.

During the six months ended December 31, 2019, we had net cash provided by investing activities of $58,765 comprised of net proceeds from the sale of investments of $176,719, partially offset by the purchase of property and equipment of $117,954.

During the six months ended December 31, 2018, we had net cash provided by investing activities of $117,292 comprised of net proceeds from the sale of investments of $159,739, partially offset by the purchase of property and equipment of $42,447.

During the six months ended December 31, 2019, we had net cash provided by financing activities of $325,500 comprised of proceeds from convertible notes payable.

During the six months ended December 31, 2018, we had net cash provided by financing activities of $248,945 comprised of proceeds from convertible notes payable of $223,945 and proceeds from stock subscription payable of $25,000.

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

Going Concern

The Company has reported recurring operating losses since its inception and used net cash in operating activities of $357,352 in the six months ended December 31, 2019. As of December 31, 2019, the Company had an accumulated deficit of $21,112,116. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. Total impairment expense, consisting of write downs for cryptocurrency mining equipment totaled $2,097,930 for the six months ended December 31, 2018. We reported no impairment expense for the three months or six months ended December 31, 2019.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2019 and June 30, 2019, the amounts reported for cash, prepaid expenses and other current assets, equipment deposits, accounts payable, accrued expenses and due to related party approximate fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2019:
Derivative liabilities	$241,729	$-	$-	$241,729

Total liabilities measured at fair value	$241,729	$-	$-	$241,729

June 30, 2019:
Derivative liabilities	$1,617,774	$-	$-	$1,617,774

Total liabilities measured at fair value	$1,617,774	$-	$-	$1,617,774

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

There were no new accounting pronouncements issued or proposed by the FASB during the six months ended December 31, 2019 and through the date of filing this report which the Company believes will have a material impact on its financial financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.

As of December 31,2019, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2019, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of December 31, 2019, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2019, the Company issued a total of 25,721,058 shares of its common stock:  3,000,000 shares valued at $79,900 were issued pursuant to a Preferred Stock Asset Agreement entered into on May 21, 2019 (see Note 6) and a total of 22,721,058 shares valued at $385,720 were issued in conversion of $260,152 note principal, $9,503 accrued interest payable, and fees of $2,500, resulting in the extinguishment of derivative liabilities totaling $113,565.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits.

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED VENTURES, INC.

Dated: February 11, 2020	By:	/s/ Steve Rubakh
Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

