Form 10-Q
period 2020-03-31
INTEGRATED VENTURES, INC.
filed 2020-05-12
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files. Yes ☒ No ☐.

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value per share, was 87,954,180 as of May 11, 2020.

INTEGRATED VENTURES, INC.

FORM 10-Q

MARCH 31, 2020

2

PART I – FINANCIAL INFORMATION

Integrated Ventures, Inc.
Condensed Balance Sheets

	March 31, 2020	June 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$101,337	$48,310
Prepaid expenses and other current assets	6,500	3,250
Equipment deposits	-	27,971
Total current assets	107,837	79,531

Non-current assets:
Property and equipment, net	752,837	1,039,683
Digital currencies	2,361	2
Deposits	700	700
Total assets	$863,735	$1,119,916

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$37,007	$39,028
Accrued expenses	25,584	24,456
Due to related party	109,389	69,854
Derivative liabilities	254,528	1,617,774
Convertible notes payable, net of discounts	440,443	457,147
Total current liabilities	866,951	2,208,259

Total liabilities	866,951	2,208,259

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of March 31, 2020 and June 30, 2019)	500	500
Series B preferred stock, $0.001 par value, (500,000 shares authorized, 430,000 and 300,000 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively)	430	300
Common stock, $0.001 par value, (250,000,000 shares authorized, 87,954,180 and 29,824,187 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively)	87,955	29,825
Additional paid-in capital	21,464,686	19,864,239
Accumulated deficit	(21,556,787)	(20,983,207)
Total stockholders’ deficit	(3,216)	(1,088,343)
Total liabilities and stockholders’ deficit	$863,735	$1,119,916

See notes to condensed financial statements

Integrated Ventures, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019

Revenues:
Cryptocurrency mining	$130,062	$45,496	$363,541	$223,874
Sales of cryptocurrency mining equipment	848	1,108	10,511	25,445
Total revenues	130,910	46,604	374,052	249,319

Cost of revenues	261,484	193,563	753,703	627,719

Gross loss	(130,574)	(146,959)	(379,651)	(378,400)

Operating expenses:
General and administrative	205,465	339,987	399,990	1,070,421
Impairment of assets	-	-	-	2,097,930

Total operating expenses	205,465	339,987	399,990	3,168,351

Loss from operations	(336,039)	(486,946)	(779,641)	(3,546,751)

Other income (expense):
Interest expense	(90,824)	(60,889)	(573,561)	(105,541)
Realized loss on investments	(562)	(1,060)	(6,158)	(33,564)
Gain (loss) on conversion of debt	10,168	-	(4,592)	-
Digital currency theft loss	-	-	(33,037)	-
Change in fair value of derivative liabilities	(27,414)	2,744	823,409	1,968,259

Total other income (expense)	(108,632)	(59,205)	206,061	1,829,154

Loss before income taxes	(444,671)	(546,151)	(573,580)	(1,717,597)

Provision for income taxes	-	-	-	-

Net loss	$(444,671)	$(546,151)	$(573,580)	$(1,717,597)

Net loss per common share:
Basic	$(0.01)	$(0.05)	$(0.01)	$(0.17)
Diluted	$(0.01)	$(0.05)	$(0.01)	$(0.17)

Weighted average number of common shares outstanding:
Basic	80,513,126	11,571,318	56,552,143	10,221,220
Diluted	80,513,126	11,571,318	56,552,143	10,221,220

See notes to condensed financial statements

Integrated Ventures, Inc.

Condensed Statement of Stockholders’ Deficit

Nine Months Ended March 31, 2020 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, June 30, 2019	500,000	$500	300,000	$300	29,824,187	$29,825	$19,864,239	$-	$(20,983,207)	$(1,088,343)

Issuance of common shares in Series B preferred stock Exchange Agreement	-	-	-	-	8,000,000	8,000	471,800	-	-	479,800

Issuance of common shares in conversion of convertible notes payable	-	-	-	-	53,129,993	53,130	675,386	-	-	728,516

Return and cancellation of common shares and reissuance of Series B preferred stock	-	-	30,000	30	(3,000,000)	(3,000)	2,970	-	-	-

Issuance of Series B preferred stock to officer for compensation	-	-	100,000	100	-	-	119,900	-	-	120,000

Settlement of derivative liabilities	-	-	-	-	-	-	330,391	-	-	330,391

Net loss	-	-	-	-	-	-	-	-	(573,580)	(573,580)

Balance, March 31, 2020	500,000	$500	430,000	$430	87,954,180	$87,955	$21,464,686	$-	$(21,556,787)	$(3,216)

See notes to condensed financial statements

Integrated Ventures, Inc.

Condensed Statement of Stockholders’ Equity (Deficit)

Nine Months Ended March 31, 2019 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, June 30, 2018	500,000	$500	309,166	$309	8,964,103	$8,965	$9,290,344	$35,000	$(11,469,936)	$(2,134,818)

Issuance of Series B preferred stock to officer for compensation	-	-	20,000	20	-	-	668,980	-	-	669,000

Issuance of Series B preferred stock for property and equipment	-	-	38,018	38	-	-	3,003,384	-	-	3,003,422

Issuance of Series B preferred stock for stock subscriptions payable	-	-	3,500	4	-	-	34,996	(35,000)	-	-

Return and cancellation of Series B preferred stock	-	-	(3,000)	(3)	-	-	3	-	-	-

Conversion of Series B preferred stock to common stock	-	-	(35,018)	(35)	3,501,800	3,502	(3,467)	-	-	-

Common shares issued for consulting fees	-	-	-	-	200,000	200	79,960	-	-	80,160

Common shares issued in cashless exercise of warrants	-	-	-	-	1,200,000	1,200	691	-	-	1,891

Common shares issued for debt discount	-	-	-	-	150,000	150	53,100	-	-	53,250

Common shares issued in conversion of convertible notes payable	-	-	-	-	919,336	919	124,515	-	-	125,434

Cash received for common stock subscription	-	-	-	-	-	-	-	25,000	-	25,000

Net loss	-	-	-	-	-	-	-	-	(1,717,597)	(1,717,597)

Balance, March 31, 2019	500,000	$500	332,666	$333	14,935,239	$14,936	$13,252,506	$25,000	$(13,187,533)	$105,742

See notes to condensed financial statements

Integrated Ventures, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	Nine Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(573,580)	$(1,717,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	438,166	383,912
Amortization of debt discount	513,950	93,725
Loan fees added to debt principal	20,000	-
Change in fair value of derivative liabilities	(823,409)	(1,968,259)
Loss on conversion of debt	4,592	-
Realized loss on sale of investments	5,911	33,564
Digital currency theft loss	33,037	-
Stock-based compensation – related party	120,000	669,000
Stock-based compensation	-	80,160
Impairment of assets	-	2,097,930
Changes in assets and liabilities:
Digital currencies	(453,070)	(224,933)
Prepaid expenses and other current assets	(3,250)	2,500
Accounts payable	(2,021)	10,876
Accrued expenses	41,060	1,998
Due to related party	39,535	53,288
Net cash used in operating activities	(639,079)	(483,836)

Cash flows from investing activities:
Net proceeds from the sale of digital currencies	411,763	203,563
Purchase of property and equipment	(123,349)	(42,447)
Net cash provided by investing activities	288,414	161,116

Cash flows from financing activities:
Proceeds from convertible notes payable	534,000	338,945
Repayment of convertible notes payable	(130,308)	-
Proceeds from stock subscriptions payable	-	25,000
Net cash provided by financing activities	403,692	363,945

Net increase in cash	53,027	41,225
Cash, beginning of period	48,310	41,070

Cash, end of period	$101,337	$82,295

(Continued)

See notes to condensed financial statements

Integrated Ventures, Inc.
Condensed Statements of Cash Flows (Continued)
(Unaudited)
	Nine Months Ended March 31,
	2020	2019

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,160	$29,257
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Equipment deposits for property and equipment	$27,971	$3,896
Debt discount for derivative liabilities	270,354	128,167
Common shares issued for convertible notes payable	723,924	90,000
Settlement of derivative liabilities	330,391	35,434
Common shares issued in Series B preferred stock Exchange Agreement	479,800	-
Return and cancellation of common shares and reissuance of Series B preferred stock	3,000	-
Series B preferred shares for property and equipment	-	-
Series B preferred shares issued for stock subscription payable	-	35,000
Common shares issued for cashless exercise of warrants	-	1,891
Common shares issued for debt discount	-	53,250
Common shares issued for conversion of Series B preferred stock	-	3,502
Series B preferred shares for property and equipment	-	3,003,422
Series B preferred shares returned and cancelled	-	3

See notes to condensed financial statements

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2020 and 2019

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim periods ended March 31, 2020 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2020. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2019 filed on September 30, 2019 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2020 and 2019

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2020 and 2019

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. Total impairment expense, consisting of write downs for cryptocurrency mining equipment totaled $2,097,930 for the nine months ended March 31, 2019. We reported no impairment expense for the three months and nine months ended March 31, 2020.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2020 and June 30, 2019, the amounts reported for cash, prepaid expenses and other current assets, equipment deposits, accounts payable, accrued expenses and due to related party approximate fair value because of their short maturities.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2020 and 2019

(Unaudited)

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
March 31, 2020:
Derivative liabilities	$254,528	$-	$-	$254,528

Total liabilities measured at fair value	$254,528	$-	$-	$254,528

June 30, 2019:
Derivative liabilities	$1,617,774	$-	$-	$1,617,774

Total liabilities measured at fair value	$1,617,774	$-	$-	$1,617,774

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2020 and 2019

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

Income Taxes

The Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of January 31, 2020, tax years 2019, 2018, 2017, 2016 and 2015 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2020 and 2019

(Unaudited)

Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in-the-money” stock options and warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. Equivalent shares are not utilized when the effect is anti-dilutive. For the three months and nine months ended March 31, 2020 and 2019, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share, therefore, basic net loss per share is the same as diluted net loss per share.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (Income Taxes Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general provision of Topic 740. The amendments also improve consistent application of and simplify General Accepted Accounting Principles for other areas of Topic 740 by clarifying and amending existing practice. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted. The Company is currently unable to determine the impact on its consolidated financial statements of the implementation of this ASU.

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

Adoption of the new lease pronouncement did not have a material impact on the Company’s financial statements. The Company concluded that the new lease pronouncement is not applicable to its New York lease and power purchase agreement, for which the Company’s sole obligation is to pay the lessor a contractual dollar amount per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

Although there are other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

Reclassifications

Certain amounts in the condensed financial statements for the prior-year periods have been reclassified to conform to the presentation for the current-year periods.

3. GOING CONCERN

The Company has reported recurring operating losses since its inception and used net cash in operating activities of $639,079 in the nine months ended March 31, 2020. As of March 31, 2020, the Company had an accumulated deficit of $21,556,787. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2020 and 2019

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

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2020	June 30, 2019

Cryptocurrency mining equipment	$1,730,900	$1,579,580
Furniture and equipment	16,366	16,366

Total	1,747,266	1,595,946
Less accumulated depreciation and amortization	(994,429)	(556,263)

Net	$752,837	$1,039,683

Depreciation and amortization expense, included in cost of revenues, was $143,924 and $136,916 for the three months ended March 31, 2020 and 2019, respectively, and $438,166 and $383,912 for the nine months ended March 31, 2020 and 2019, respectively.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2020 and 2019

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2020 and 2019

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

With the sale of the 16,666 shares of Series B preferred stock by digiMine in April and May of 2019 and with the completion of the Exchange Agreement, the Put-Back Rights in connection with the April 16 and April 30, 2018 Asset Purchase Agreements have been eliminated and the associated derivative liability settled. During the nine months ended March 31, 2020, the Company issued digiMine a total of 8,000,000 common shares valued at $479,800 pursuant to the Preferred Stock Exchange Agreement, extinguishing the obligation in full.

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

On February 25, 2020, the Company issued to Mr. Rubakh 100,000 total shares of Series B convertible preferred stock valued on an “as converted to common” basis at $120,000. On July 1, 2018, the Company issued to Mr. Rubakh 5,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $417,000. The stock-based compensation – related party is included in general and administrative expenses in the accompanying statements of operations.

On February 27, 2020, Mr. Rubakh returned 3,000,000 shares of the Company’s common stock and was issued 30,000 shares of the Company’s Series B preferred stock. The common shares returned were previously issued to Mr. Rubakh in conversion of 30,000 shares of Series B preferred stock. The common shares were canceled and the transaction was recorded at the par value of the common and Series B preferred stock.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2020 and 2019

(Unaudited)

8. CONVERTIBLE NOTES PAYABLE

Convertible notes payable, all classified as current, consist of the following:

	March 31, 2020			June 30, 2019
		Debt			Debt
	Principal	Discount	Net	Principal	Discount	Net

Geneva Roth Remark Holdings, Inc. #2	$-	$-	$-	$43,000	$11,582	$31,418

Geneva Roth Remark Holdings, Inc. #3	-	-	-	78,000	24,253	53,747

Geneva Roth Remark Holdings, Inc. #4	-	-	-	63,000	21,605	41,395

BHP Capital NY, Inc. #2	-	-	-	38,500	16,748	21,752

Armada Investment Fund, LLC #2	38,500	-	38,500	38,500	16,747	21,753

Jefferson Street Capital LLC	-	-	-	38,500	16,747	21,753

St. George Investments LLC	-	-	-	500,000	234,671	265,329

Armada Investment Fund, LLC #3	99,200	12,166	87,034	-	-	-

BHP Capital NY, Inc. #3	122,500	15,741	106,759	-	-	-

BHP Capital NY, Inc. #4	66,000	20,939	45,061	-	-	-

Armada Investment Fund, LLC #5	20,000	4,748	15,252	-	-	-

Armada Investment Fund, LLC #6	22,000	6,800	15,200	-	-	-

BHP Capital NY, Inc. #5	83,333	34,594	48,739	-	-	-

BHP Capital NY, Inc. #6	60,500	26,257	34,243	-	-	-

Armada Investment Fund, LLC #7	88,000	38,345	49,655	-	-	-

Total	$600,033	$159,590	$440,443	$799,500	$342,353	$457,147

On February 6, 2019, the Company entered into a second convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Geneva” in the principal amount of $43,000. The note matures on February 6, 2020 and bears interest at 10%. A debt discount of $19,128 was recorded, including a derivative liability of $16,128. Geneva has the right beginning on the date that is 170 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price is 70% of the average of the three lowest trading prices (closing bid prices) of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion.  In August 2019, Geneva converted the entire principal of $43,000 and accrued interest payable of $2,150 into common shares of the Company, extinguishing the debt in full.  As of March 31, 2020, the debt discount had been amortized in full to interest expense.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2020 and 2019

(Unaudited)

On March 21, 2019, the Company entered into a third convertible promissory note with Geneva in the principal amount of $78,000. The note matures on March 21, 2020 and bears interest at 10%. A debt discount of $33,496 was recorded, including a derivative liability of $30,496. Geneva has the right beginning on the date that is 170 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price is 70% of the average of the three lowest trading prices (closing bid prices) of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion.  In September and October 2019, Geneva converted principal of $78,000 and accrued interest of $3,900 into common shares of the Company, extinguishing the debt in full.  As of March 31, 2020, the debt discount had been amortized in full to interest expense.

On April 18, 2019, the Company entered into a fourth convertible promissory note with Geneva in the principal amount of $63,000. The note matures on April 18, 2020 and bears interest at 10%. A debt discount of $26,988 was recorded, including a derivative liability of $23,988. Geneva has the right beginning on the date that is 170 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price is 70% of the average of the three lowest trading prices (closing bid prices) of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion.  Pursuant to an Assignment Agreement dated October 11, 2019, Geneva assigned $63,000 principal and $3,003 accrued interest to Armada Investment Fund, LLC (“Armada”).  As of March 31, 2020, the debt discount had been amortized in full to interest expense.

On May 15, 2019, the Company entered into a second convertible promissory note with Armada in the principal amount of $38,500, with an original issue discount of $2,500. The note bears interest at 8%.  The maturity date of the note has been extended to August 15, 2020.  A debt discount of $20,098 was recorded, including a derivative liability of $15,598. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price is 70% of the average of the three lowest trading prices (lowest bid prices) of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion.  As of March 31, 2020, the debt discount had been amortized in full to interest expense and there was accrued interest $2,709.  The Company recorded a derivative liability of $18,099 as of March 31, 2020.

On May 15, 2019, the Company entered into a second convertible promissory note with BHP Capital NY, Inc. (“BHP”) in the principal amount of $38,500, with an original issue discount of $2,500. The note matures on February 15, 2020 and bears interest at 8%.  A debt discount of $20,097 was recorded, including a derivative liability of $15,597. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price is 70% of the average of the three lowest trading prices (lowest bid prices) of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion.  In November and December 2019 and January 2020, BHP converted the entire principal of $38,500, accrued interest of $1,933 and conversion fees of $1,000 into common shares of the Company, extinguishing the debt in full.  As of March 31, 2020, the debt discount had been amortized in full to interest expense.

On May 15, 2019, the Company entered into a convertible promissory note with Jefferson Street Capital LLC (“Jefferson”) in the principal amount of $38,500, with an original issue discount of $2,500. The note matures on February 15, 2020 and bears interest at 8%.  A debt discount of $20,097 was recorded, including a derivative liability of $15,597. Jefferson has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price is 70% of the average of the three lowest trading prices (lowest bid prices) of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion.  In November and December 2019 and January 2020, Jefferson converted the entire principal of $38,500, accrued interest of $1,540 and conversion fees of $2,000 into common shares of the Company, extinguishing the debt in full.  As of March 31, 2020, the debt discount had been amortized in full to interest expense.

On June 26, 2019, the Company entered into an Exchange Agreement with St. George Investments LLC (“St. George”) pursuant to which a convertible promissory note payable to St. George in the principal amount of $500,000 was issued in consideration for the surrender by St. George of all outstanding warrants, which amount was recorded as a loss on settlement of warrants. The warrants were issued by the Company on January 19, 2018. The maturity date of the note was extended to June 26, 2020. The note bears interest at 5%. A debt discount and derivative liability of $239,773 was recorded at the inception of the note. St. George has the right beginning on the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 80% of the average of the three lowest closing prices of the Company’s common stock during the twenty trading days preceding the date of conversion. During the nine months ended March 31, 2020, St. George converted principal of $369,692 and accrued interest of $7,838 into common shares of the Company. The remaining principal balance of $130,308 and accrued interest of $1,160 were repaid in cash in March 2020. As of March 31, 2020, the debt discount had been amortized in full to interest expense.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2020 and 2019

(Unaudited)

On July 3, 2019, the Company entered into a third convertible promissory note with Armada in the principal amount of $137,500, with an original issue discount of $12,500. The note matures on July 3, 2020 and bears interest at 8%.  A debt discount of $73,573 was recorded, including a derivative liability of $59,573. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.  During the February and March 2020, Armada converted principal of $38,300, accrued interest of $7,500 and fees of $1,000 into common shares of the Company, resulting in a principal balance of $99,200 at March 31, 2020.  As of March 31, 2020, debt discount of $61,407 had been amortized and there was accrued interest payable of $455. The Company recorded a derivative liability of $44,533 as of March 31, 2020.

On July 3, 2019, the Company entered into a third convertible promissory note with BHP in the principal amount of $137,500, with an original issue discount of $12,500. The note matures on July 3, 2020 and bears interest at 8%.  A debt discount of $73,584 was recorded, including a derivative liability of $59,584. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.  In February 2020, BHP converted principal of $15,000, accrued interest of $6,540 and fees of $500 into common shares of the Company, resulting in a principal balance of $122,500 at March 31, 2020.  As of March 31, 2020, debt discount of $57,843 had been amortized and there was accrued interest payable of $1,493. The Company recorded a derivative liability of $52,245 as of March 31, 2020.

On October 11, 2019, Geneva assigned a convertible promissory note with a principal balance of $63,000 and accrued interest payable of $3,003 to Armada.  Armada assumed the right beginning on the date that is 170 days following April 18, 2019, the date of the original note, to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price of the fourth Armada convertible note is 70% of the average of the three lowest trading prices (lowest bid prices) of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion.  The Company and Armada also entered into an agreement on November 1, 2019 whereby Armada agreed to limit its conversions of this note to no more than $20,000 note principal every thirty days.  During November 2019 through January 2020, Armada converted the entire principal of $63,000 and accrued interest of $4,031 into common shares of the Company, extinguishing the debt in full.  As of March 31, 2020, the debt discount had been amortized in full to interest expense.

In consideration for the November 1, 2019 agreement to limit conversions of the fourth Armada note, the Company issued to Armada a fifth convertible promissory note in the principal amount of $20,000.  The note matures on November 1, 2020 and bears interest at 8%.  A debt discount of $8,082 was recorded, consisting of a derivative liability.  Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.  As of March 31, 2020, $3,334 of the debt discount had been amortized and there was accrued interest payable of $662. The Company recorded a derivative liability of $9,091 as of March 31, 2020.

On November 21, 2019, the Company entered into a sixth convertible promissory note with Armada in the principal amount of $22,000, with an original issue discount of $2,000. The note matures on November 21, 2020 and bears interest at 8%.  A debt discount of $10,590 was recorded, including a derivative liability of $8,090. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.  As of March 31, 2020, $3,790 of the debt discount had been amortized and there was accrued interest payable of $632. The Company recorded a derivative liability of $8,899 as of March 31, 2020.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2020 and 2019

(Unaudited)

On December 2, 2019, the Company entered into a fourth convertible promissory note with BHP in the principal amount of $66,000, with an original issue discount of $6,000. The note matures on December 2, 2020 and bears interest at 8%.  A debt discount of $73,584 was recorded, including a derivative liability of $59,584. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price is 70% of the average of the three lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.  As of March 31, 2020, $10,214 of the debt discount had been amortized and there was accrued interest payable of $1,736. The Company recorded a derivative liability of $26,570 as of March 31, 2020.

On February 20, 2020, the Company entered into a fifth convertible promissory note with BHP in the principal amount of $83,333, with an original issue discount of $8,333. The note matures on November 20, 2020, and bears interest at 8%.  A debt discount of $40,507 was recorded, including a derivative liability of $30,674. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price is 70% of the average of the three lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.  As of March 31, 2020, $5,913 of the debt discount had been amortized and there was accrued interest payable of $731. The Company recorded a derivative liability of $33,177 as of March 31, 2020.

On March 4, 2020, the Company entered into a sixth convertible promissory note with BHP in the principal amount of $60,500, with an original issue discount of $6,500. The note matures on March 4, 2021, and bears interest at 8%.  A debt discount of $28,354 was recorded, including a derivative liability of $22,854. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.  As of March 31, 2020, $2,097 of the debt discount had been amortized and there was accrued interest payable of $358. The Company recorded a derivative liability of $24,096 as of March 31, 2020.

On March 4, 2020, the Company entered into a seventh convertible promissory note with Armada in the principal amount of $88,000, with an original issue discount of $8,000. The note matures on March 4, 2021, and bears interest at 8%.  A debt discount of $41,408 was recorded, including a derivative liability of $33,408. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.  As of March 31, 2020, $3,063 of the debt discount had been amortized and there was accrued interest payable of $521. The Company recorded a derivative liability of $35,207 as of March 31, 2020.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2020 and 2019

(Unaudited)

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of March 31, 2020 and June 30, 2019, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

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

The Company has 500,000 shares of Series B preferred stock authorized, with 430,000 and 300,000 shares issued and outstanding as of March 31, 2020 and June 30, 2019.

Steve Rubakh, President of the Company, is issued shares of Series B preferred stock as part of his compensation arrangement. The number of shares issued, generally on a quarterly basis, is at the discretion of the Board of Directors. On February 25, 2020, the Company issued to Mr. Rubkh 100,000 total shares of Series B convertible preferred stock valued on an “as converted to common” basis at $120,000. On July 1, 2018, the Company issued to Mr. Rubakh 5,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $417,000. The stock-based compensation – related party is included in general and administrative expenses in the accompanying statements of operations.

On February 27, 2020, Mr. Rubakh returned 3,000,000 shares of the Company’s common stock and was issued 30,000 shares of the Company’s Series B preferred stock. The common shares returned were previously issued to Mr. Rubakh in conversion of 30,000 shares of Series B preferred stock. The common shares were canceled and the transaction was recorded at the par value of the common and Series B preferred stock.

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

Common Stock

On January 25, 2019, the Board of Directors of the Company approved a resolution to increase the number of authorized common shares to 250,000,000. The Company had 87,954,180 and 29,824,187 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively.

During the nine months ended March 31, 2020, the Company issued a total of 58,129,993 shares of its common stock: 8,000,000 shares valued at $479,800 were issued pursuant to a Preferred Stock Asset Agreement entered into on May 21, 2019 (see Note 6) and a total of 53,129,993 shares valued at $728,516 were issued in conversion of $683,992 note principal, $35,432 accrued interest payable, $4,500 in fees and loss on conversion of debt of $4,592, resulting in the extinguishment of derivative liabilities totaling $330,391. In addition as discussed above, Mr. Rubakh returned 3,000,000 shares of the Company’s common stock and was issued 30,000 shares of the Company’s Series B preferred stock. The common shares returned were previously issued to Mr. Rubakh in conversion of 30,000 shares of Series B preferred stock. The common shares were canceled and the transaction was recorded at the par value of the common and Series B preferred stock.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2020 and 2019

(Unaudited)

During the nine months ended March 31, 2019, the Company issued a total of 5,971,136 shares of its common stock: a total of 200,000 shares of common stock, valued at $80,160, based on the closing market price of stock on the date of grant, were issued to a consultant in August and October 2018; on September 26, 2018, a total of 150,000 shares of common stock valued at $53,250, based on the closing market price of stock on the date of grant, were issued to two lenders as loan fees See Note 8 and a total of 1,200,000 shares of common stock, valued at $1,891, were issued to a lender in the cashless exercise of warrants in August 2018 and January 2019. In addition, in March 2019, a total of 3,501,800 shares of common stock, valued at $125,434, were issued in the conversion of 35,018 shares of Series B preferred stock. No gain or loss was recorded as the conversions were completed within the terms of the Series B preferred stock. In March 2019, a total of 919,336 shares of common stock were issued in the conversion of notes payable principal of $90,000, resulting in the extinguishment of derivative liabilities totaling $35,434. No gain or loss was recorded as the conversions were completed within the terms of the debt agreements.

In August 2018, the Company received proceeds of $25,000 from a common stock subscription.

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Leases

The Company has consolidated it cryptocurrency operations in one facility in Carthage, New York. The Carthage lease and power purchase agreement was entered into on May 10, 2019 for an initial term of 90 days, with an option to continue the lease for a subsequent 36 months. The Company’s sole obligation under the lease is to pay the lessor a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

As of March 31, 2020, the Company had no obligation for future lease payments under non-cancelable operating leases.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2020 and 2019

(Unaudited)

During the nine months ended March 31, 2020, we had the following activity in our derivative liabilities:

	Convertible Notes Payable	Exchange Agreement	Common Stock Subscription	Total

Derivative liabilities at June 30, 2019	$382,052	$1,227,200	$8,522	$1,617,774
Addition to liabilities for new debt	270,354	-	-	270,354
Decrease due to conversions/assignments	(330,391)	(479,800)	-	(810,191)
Change in fair value	(68,098)	(747,400)	(7,911)	(823,409)

Derivative liabilities at March 31, 2020	$253,917	$-	$611	$254,528

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of March 31, 2020 are as follows:

•	Stock prices on all measurement dates were based on the fair market value

•	Risk-free interest rate of 1.55% to 1.57%

•	The probability of future financing was estimated at 100%

•	Computed volatility ranging from 216% to 263%

These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

12. DIGITAL CURRENCY THEFT LOSS

During nine months ended March 31, 2019, we incurred a digital currency theft loss of $33,037 where a hacker obtained unauthorized access to our online digital currency processing service and transferred digital currencies out of our account. The theft loss has been included as an other expense in the accompanying statement of operations for the nine months ended March 31, 2020.

13. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Amendment to Convertible Promissory Note

On April 24, 2020, the Company and Armada entered into an Amendment to Convertible Promissory Note pursuant to which the maturity date of the Armada Investment Fund, LLC #2 note was extended to August 15, 2020.

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

Financial

On November 22, 2017, we successfully launched our cryptocurrency operations. From that date through March 31, 2020, we had total revenues of $959,602, consisting of: (1) revenues from mining operations of $811,607 received primarily in digital currencies and (2) equipment and parts retail sales of $147,995.

The Company has consolidated it cryptocurrency operations in one facility in Carthage, New York. The Carthage lease and power purchase agreement was entered into on May 10, 2019 for an initial term of 90 days, with an option to continue the lease for a subsequent 36 months. The Company’s sole obligation under the lease is to pay the lessor a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

We have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable. Most recently, we received cash proceeds totaling $210,000 from three convertible notes payable issued in January and February 2020.

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2019

Revenues

In November 2017 we commenced operations in our first cryptocurrency mining location. Our cryptocurrency mining revenues increased to $130,062 in the three months ended March 31, 2020 from $45,496 in the three months ended March 31, 2019, and increased to $363,541 in the nine months ended March 31, 2020 from $223,874 in the nine months ended March 31, 2019. This increase in revenues resulted primarily from additional mining machines deployed in the current fiscal year in our new facility in New York.

We also have revenues from the sale of cryptocurrency mining units that have been assembled or refurbished for resale and spare parts. Such sales totaled $848 and $1,108 in the three months ended March 31, 2020 and 2019, respectively, and totaled $10,511 and $25,445 in the nine months ended March 31, 2020 and 2019, respectively. Sales of equipment and parts will fluctuate from period to period depending on the current retail demand for our model of cryptocurrency mining units and parts.

Cost of Revenues

Cost of revenues was $261,484 and $193,563 in the three months ended March 31, 2020 and 2019, respectively, and $753,703 and $627,719 in the nine months ended March 31, 2020 and 2019, respectively. The increases in our cost of revenues result primarily from higher depreciation and amortization expense. Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation and amortization, rent, operating supplies, utilities and monitoring services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing or assembling the cryptocurrency mining units sold. We currently are experiencing a gross loss on revenues primarily due to high utility costs and a conservative, short useful life for mining equipment depreciation and amortization.

Operating Expenses

General and administrative expenses decreased to $205,465 in the three months ended March 31, 2020 from $339,987 in the three months ended March 31, 2019, and decreased to $399,990 in the nine months ended March 31, 2020 from $1,070,421 in the nine months ended March 31, 2019. The decreases are due primarily to a decrease in non-cash stock-based compensation to related parties, partially offset by increases in other expenses supporting our expanded cryptocurrency mining operations. Stock-based compensation – related party totaled $120,000 in the nine months ended March 31, 2020 and $669,000 in the nine months ended March 31, 2019. The value of the stock-based compensation is computed using the market price of our common stock.

We performed a lower of cost or market impairment analysis on the cryptocurrency machines purchased in the August 2018 Asset Purchase Agreement, including writing off the purchase price allocated to the defective machines, and recorded an impairment expense of $2,097,930 during the nine months ended March 31, 2019. We reported no impairment expense for the three months or nine months ended March 31, 2020.

Other Income (Expense)

Our other income (expense) was comprised of the following:

	Three Months Ended March 31:		Nine Months Ended March 31:
	2020	2019	2020	2019

Interest expense	$(90,824)	$(60,889)	$(573,561)	$(105,541)
Realized loss on investments	(562)	(1,060)	(6,158)	(33.564)
Loss on conversion of debt	10,168	-	(4,592)	-
Digital currency theft loss	-	-	(33,037)	-
Change in fair value of derivative liabilities	(27,414)	2,744	823,409	1,968,259

Total other income (expense)	$(108,632)	$(59,205)	$206,061	$1,829,154

The increase in our interest expense in the current fiscal year, which includes the amortization of debt discount and original issue discount, resulted from new convertible debt incurred.

The realized loss on investments in all periods presented resulted primarily from losses recorded on our digital currencies, as we experienced the negative impact of fluctuating market values.

The loss on extinguishment of debt in the current fiscal year resulted from conversion of convertible notes to common stock were the conversion terms were outside the related agreements.

During the nine months ended March 31, 2020, we incurred a digital currency theft loss of $33,037 where a hacker obtained unauthorized access to our online digital currency processing service and transferred digital currencies out of our account.

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

Net Loss

As a result, we reported net losses of $444,671 and $546,151 for the three months ended March 31, 2020 and 2019, respectively, and $573,580 and $1,717,597 for the nine months ended March 31, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2020, we had total current assets of $107,837, including cash of $101,337, and total current liabilities of $866,951, resulting in a working capital deficit of $759,114. Included in current liabilities as of March 31, 2020 are derivative liabilities totaling $254,528, which we do not anticipate will require the payment of cash to settle.

We have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable. During the nine months ended March 31, 2020, we received net proceeds from convertible notes payable of $403,692 (net of debt repaid in cash of $130,308).

Sources and Uses of Cash

We used net cash in operations of $639,079 in the nine months ended March 31, 2020 as a result of our net loss of $573,580, non-cash gain of $823,409, increase in digital currencies of $453,070, increase in prepaid expenses and other current assets of $3,250 and decrease in accounts payable of $2,021, partially offset by non-cash expenses totaling $1,135,656 and increases in accrued expenses of $41,060 and due to related party of $39,535.

By comparison, we used net cash in operations of $483,836 in the nine months ended March 31, 2019 as a result of our net loss of $1,717,597, non-cash gain of $1,968,259 and increase in digital currencies of $224,933, partially offset by non-cash expenses totaling $3,358,290, decrease in prepaid expenses and other current assets of $2,500 and increases in accounts payable of $10,877, accrued expenses of $1,998 and due to related party of $53,288.

During the nine months ended March 31, 2020, we had net cash provided by investing activities of $288,414 comprised of net proceeds from the sale of investments of $411,763, partially offset by the purchase of property and equipment of $123,349.

During the nine months ended March 31, 2019, we had net cash provided by investing activities of $161,116 comprised of net proceeds from the sale of investments of $203,563, partially offset by the purchase of property and equipment of $42,447.

During the nine months ended March 31, 2020, we had net cash provided by financing activities of $403,692 comprised of proceeds from convertible notes payable of $534,000, partially offset by repayment of convertible notes payable of $130,308.

During the nine months ended March 31, 2019, we had net cash provided by financing activities of $363,945 comprised of proceeds from convertible notes payable of $338,945 and proceeds from stock subscription payable of $25,000.

We will have to raise funds to successfully operate our digital currency mining operations and to fund our operating expenses. We will have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern

The Company has reported recurring operating losses since its inception and used net cash in operating activities of $639,079 in the nine months ended March 31, 2020. As of March 31, 2020, the Company had an accumulated deficit of $21,556,787. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Current and Future Impact of Covid-19

The Covid-19 pandemic continues to have a material negative impact on capital markets. While we continue to incur operating losses, we are currently dependent on debt or equity financing to fund our operations and execute our business plan. We believe that the impact on capital markets of Covid-19 may make it more costly and more difficult for us to access these sources of funding.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. Total impairment expense, consisting of write downs for cryptocurrency mining equipment totaled $2,097,930 for the nine months ended March 31, 2019. We reported no impairment expense in the current fiscal year.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2020 and June 30, 2019, the amounts reported for cash, prepaid expenses and other current assets, equipment deposits, accounts payable, accrued expenses and due to related party approximate fair value because of their short maturities.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
March 31, 2020:
Derivative liabilities	$254,528	$-	$-	$254,528

Total liabilities measured at fair value	$254,528	$-	$-	$254,528

June 30, 2019:
Derivative liabilities	$1,617,774	$-	$-	$1,617,774

Total liabilities measured at fair value	$1,617,774	$-	$-	$1,617,774

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

OFF BALANCE SHEET ARRANGEMENTS

The Company has consolidated it cryptocurrency operations in one facility in Carthage, New York. The Carthage lease and power purchase agreement was entered into on May 10, 2019 for an initial term of 90 days, with an option to continue the lease for a subsequent 36 months. The Company’s sole obligation under the lease is to pay the lessor a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

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

RECENTLY ISSUED ACCOUNTING POLICIES

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (Income Taxes Topic 740). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general provision of Topic 740. The amendments also improve consistent application of and simplify General Accepted Accounting Principles for other areas of Topic 740 by clarifying and amending existing practice. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted. The Company is currently unable to determine the impact on its consolidated financial statements of the implementation of this ASU.

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

Adoption of the new lease pronouncement did not have a material impact on the Company’s financial statements. The Company concluded that the new lease pronouncement is not applicable to its New York lease and power purchase agreement, for which the Company’s sole obligation is to pay the lessor a contractual dollar amount per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

Although there are other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

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

1.

As of March 31, 2020, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of March 31, 2020, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of March 31, 2020, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2020, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The future impact of the Covid-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of Covid-19 on our business.

The future impact of the Covid-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of Covid-19 on our business, particularly on the digital currency markets. As of March 31, 2020, our investment in property and equipment of $752,837 could be subject to impairment or change in valuation due to Covid-19 if our crypocurrency mining revenues significantly decrease or we are not able to raise capital sufficient to fund our operations. In addition, current travel restrictions and social distancing requirements make it difficult for our management to access and oversee our operations in the State of New York.

As of March 31, 2020, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

The Covid-19 pandemic continues to have a material negative impact on capital markets, including the market prices of digital currencies. While we continue to incur operating losses, we are currently dependent on debt or equity financing to fund our operations and execute our business plan, including ongoing requirements to replace old and nonprofitable mining machines. We believe that the impact on capital markets of Covid-19 may make it more costly and more difficult for us to access these sources of funding.

Our business can potentially be impacted by the effects of the COVID-19 as follows: (1) effect our financial condition, operating results and reduce cash flows; (2) cause disruption to the activities of equipment suppliers; (3) negatively effect the Company's mining activities due to imposition of related public health measures and travel and business restrictions; (4) create disruptions to our core operations in New York due to quarantines and self-isolations; (5) restrict the Company's ability and that of its employees to access facilities and perform equipment maitenance, repairs, and programming which will lead to inability to monitor and service miners, resulting in reduced ability to mine cryptocurrencies due to miners being offline.

In addition, our partners such as manufacturers, suppliers and sub-contractors will be disrupted by absenteeism, quarantines and travel restrictions resulting in their employees’ ability to work. The Company's supply chain, shipments of parts and purchases of new products may be negatively affected. Such disruptions could have a material adverse effect on our operations.

The coronavirus pandemic is an emerging serious threat to health and economic wellbeing affecting our employees, investors and our sources of supply.

The sweeping nature of the novel Coronavirus (COVID-19) pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the long run. However, the likely overall economic impact of the pandemic is viewed as highly negative to the general economy. To date, we have not been classified as an essential business in the New York, and we may not be allowed to access our mining facilities. The duration of such impact cannot be predicted.

The Bitcoin (“BTC”) block reward is scheduled to drop in May 2020, which will negatively impact currency mining profitability.

The BTC block reward will drop from 12,5 to 6.25 on approximately May 12, 2020, potentially halving the Company’s mining profitability for this digital currency.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2020, the Company issued a total of 25,198,448 shares of its common stock: in conversion of $158,677 note principal, $16,632 accrued interest payable, and fees of $2,200, resulting in the extinguishment of derivative liabilities totaling $56,118.

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

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED VENTURES, INC.

Dated: May 11, 2020	By:	/s/ Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

