Form 10-K
period 2020-06-30
INTEGRATED VENTURES, INC.
filed 2020-09-23
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

On December 31, 2019, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $602,158 based upon the closing price on that date of the common stock of the registrant as reported on the OTC Markets system of $0.0098 For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of September 23, 2020, the registrant had 116,506,895 shares of its common stock, $0.001 par value, issued and outstanding.

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

PART I

ITEM 1.BUSINESS.

We were incorporated in the State of Nevada on March 22, 2013 under the name Lightcollar, Inc.On March 22, 2015, we changed our name to EMS Find, Inc. (“EMS Find”). Effective March 31, 2015, we entered into a Share Exchange Agreement with the sole shareholder of EMS Factory, Inc., a Pennsylvania corporation (“EMS Factory”), and following the closing under the Share Exchange Agreement, EMS Factory became a wholly-owned subsidiary of the Company, with the former stockholder of EMS Factory owning approximately 35% of the outstanding shares of common stock of the combined company.The Company developed and marketed a B2B & B2C on-demand mobile platform, designed to connect health care providers and consumers to a network of medical transport companies. On April 6, 2016, we completed the sale of our subsidiary Viva Entertainment Group, Inc. to Black River Petroleum Corp.

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

Our Business

On November 22, 2017, we successfully launched our cryptocurrency operations, and revenues commenced from cryptocurrency mining operations and from sales of cryptocurrency mining equipment. As of June 30, 2020, the Company owned and operated approximately 925 miners that mine Bitcoin (BTC), Litecoin (LTC) and Ethereum (ETH).

In the next 90 days, the Company plans to (1) raise capital to purchase new mining equipment and (2) retire older and no longer profitable models.

On May 8, 2019, the Company had consolidated all of its mining operations by signing a three-year power supply and purchase agreement with PetaWatt Properties, LLC, located in Carhage, NY and moved all of cryptocurrency operations to a new location.

Cryptocurrency Mining

Digital tokens are built on a distributed ledger infrastructure often referred to as a “blockchain”. These tokens can provide various rights, and cryptocurrency is a type of digital token, designed a a medium of exchange. Other digital tokens provide rights to use assets or services, or in some cases represent ownership interests.Cryptocurrencies, for example Bitcoin, are digital software that run on a blockchain platform, which is a decentralized, immutable ledger of transactions, and essentially function as a digital form of money.Cryptocurrencies such as Bitcoin are not sponsored by any government or a single entity.A bitcoin is one type of an intangible digital asset that is issued by, and transmitted through, an open source, math-based protocol platform using cryptographic security (the “Bitcoin Network”). The Bitcoin Network, for example, is an online, peer-to-peer user network that hosts the public transaction ledger, known as the “Blockchain,” and the source code that comprises the basis for the cryptography and math-based protocols governing the Bitcoin Network. No single entity owns or operates the Bitcoin Network, the infrastructure of which is collectively maintained by a decentralized user base. Bitcoins can be used to pay for goods and services or can be converted to fiat currencies, such as the US Dollar, at rates determined on bitcoin exchanges or in individual end-user-to-end-user transactions under a barter system.

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

The method for creating new bitcoins is mathematically controlled in a manner so that the supply of bitcoins grows at a limited rate pursuant to a pre-set schedule. Less than a year ago, Bitcoin moved to a price around $20,000 in December 2017, and is trading in the range of $10,000 currently. Mining economics have also been much more pressured by the Difficulty Rate – a computation used by miners to determine the amount of computing power required to mine bitcoin. The Difficulty Rate is directly influenced by the total size of the entire Bitcoin network. The Bitcoin network has grown six-fold in the past year, resulting in a six-fold increase in difficulty. Today, the network requires the computing power of approximately 1,800 Bitmain S9 miners to mine one Bitcoin per day, using approximately 2.5 MegaWatt of power supply. Meanwhile, demand from miners also drove up hardware and power prices, the largest costs of production. This deliberately controlled rate of bitcoin creation means that the number of bitcoins in existence will never exceed 21 million and that bitcoins cannot be devalued through excessive production unless the Bitcoin Network’s source code (and the underlying protocol for bitcoin issuance) is altered.

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

In our digital currency mining operations, various models of miners are owned and deployed by the Company.

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations.We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale.We report realized gains and losses on the sales of cryptocurrencies and mark our portfolio of cryptocurrencies to market at the end of each quarterly reporting period, reporting unrealized gains or losses on the investments. As of June 30, 2020, our investments at market value totaled $82,855 and were comprised primarily of LINK (Chainlink), with a smaller portfolio of BTC, LTC and ETH.

The Digital Currency Markets

The value of bitcoins is determined by the supply and demand of bitcoins in the bitcoin exchange market (and in private end-user-to-end-user transactions), as well as the number of merchants that accept them. However, merchant adoption is very low according to a Morgan Stanley note from the summer of 2018.As bitcoin transactions can be broadcast to the Bitcoin Network by any user’s bitcoin software and bitcoins can be transferred without the involvement of intermediaries or third parties, there are little or no transaction costs in direct peer-to-peer transactions on the Bitcoin Network. Third party service providers such as crypto currency exchanges and bitcoin third party payment processing services may charge significant fees for processing transactions and for converting, or facilitating the conversion of, bitcoins to or from fiat currency.

Under the peer-to-peer framework of the Bitcoin Network, transferors and recipients of bitcoins are able to determine the value of the bitcoins transferred by mutual agreement, the most common means of determining the value of a bitcoin being by surveying one or more bitcoin exchanges where bitcoins are publicly bought, sold and traded, i.e., the Bitcoin Exchange Market (“Bitcoin Exchange”).

On each Bitcoin Exchange, bitcoins are traded with publicly disclosed valuations for each transaction, measured by one or more fiat currencies.Bitcoin Exchanges report publicly on their site the valuation of each transaction and bid and ask prices for the purchase or sale of bitcoins. Market participants can choose the Bitcoin Exchange on which to buy or sell bitcoins. To date, the SEC has rejected the proposals for bitcoin ETF’s, citing that lack of enough transparency in the cryptocurrency markets to be sure that prices are not being manipulated. The Wall Street Journal has recently reported on how bots are manipulating the prices of bitcoin on the crypto exchanges.However, on November 8, 2018, the SEC announced in an order (the "Order") that it had settled charges against Zachary Coburn, the founder of the digital token exchange EtherDelta, marking the first time that the SEC has brought an enforcement action against an online digital token platform for operating as an unregistered national securities exchange.

Although the cryptocurrency markets have been historically volatile and have weathered several up and down cycles over the past few years, recently these markets have been in a selloff phase for the past several months, possibly reflecting doubts as to the applicability of digital currencies in commercial applications and other factors. In this selloff, prices of digital currencies other than Bitcoin have experienced deeper percentage declines than Bitcoin. On December 31, 2017, Bitcoin was trading in the range of $18,000, and as of November 30, 2018 had declined to a $4,000 trading range. The trading range has recently increased to approximately $10,200.Other cryptocurrencies have experienced more substantial declines, than Bitcoin’s recent decline.Our revenues are directly affected by the Bitcoin market price specifically, which is the market leader for prices of all cryptocurrencies. In recent weeks, regulatory crackdowns have also weighed on prices. The Securities and Exchange Commission recently announced its first civil penalties against cryptocurrency founders as part of a wide regulatory and legal crackdown on fraud and abuses in the industry. In addition, Bloomberg News recently reported that regulators are investigating whether bitcoin's rally to almost $20,000 last year was the result of market manipulation. The U.S. Justice Department is investigating whether tether, a controversial cryptocurrency that founders say is backed 1:1 by the U.S. dollar, was used by traders to prop up bitcoin, according to the report, which cited three unnamed sources familiar with the matter.

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

Government Regulation

Government regulation of blockchain and cryptocurrency under review with a number of government agencies, the Securities and Exchange Commission, the Commodity Futures Trading Commission, the Federal Trade Commission and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, and in other countries. State government regulations also may apply to certain activities such as cryptocurrency exchanges (bitlicense, banking and money transmission regulations) and other activities. Other bodies which may have an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency business include the national securities exchanges and the Financial Industry Regulatory Authority. As the regulatory and legal environment evolves, the Company may in its mining activities become subject to new laws, and further regulation by the SEC and other agencies..On November 16, 2018, the SEC issued a Statement on Digital Asset Securities Issuance and Trading, in which it emphasized that market participants must still adhere to the SEC’s well-established and well-functioning federal securities law framework when dealing with technological innovations, regardless of whether the securities are issued in certificated form or using new technologies, such as blockchain.

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

Financial

For the year ended June 30, 2020, we recognized revenues totaling $454,170 from cryptocurrency operations (consisting of both mining and equipment sales transactions).We increased our investment activities as further discussed above, and at June 30, 2020, we held cryptocurrencies with a total market value of $82,855.

At June 30, 2020, the Company owned approximately 925 mining rigs, with a net book value of $453,229.This number is directly related to the availability of the electric power for the mining rigs, which is currently at maximum utilization capacity.For financial accounting purposes, we record our mining rigs at the lower of cost or estimated net realizable value.

On April 16, 2018, the Company entered into an Asset Purchase Agreement with digiMine LLC (“digiMine”) for the purchase of certain digiMine digital currency mining assets located in Marlboro, New Jersey, the principal assets consisting of: 150 cryptocurrency mining machines; and restricted cash of $175,000. The Company issued 16,666 shares of its Series B preferred stock to digiMine for these assets.On April 30, 2018, the Company entered into a second Asset Purchase Agreement with digiMine for the purchase of additional digital currency mining assets from digiMine at the same location, the principal assets consisting of: 97 cryptocurrency mining machines and restricted cash of $200,000. The Company issued 20,000 shares of its Series B preferred stock to digiMine in this transaction.

On May 21, 2019, the Company and DigiMine, LLC entered into an Exchange Agreement, pursuant to which, DigiMine had agreed to surrender the remaining 20,000 shares of the Company’s Series B Preferred Stock held by it and terminate its Put-Back-Rights under the April 2018 Security and Pledge Agreements, in exchange for 10,000,000 shares of the Company’s common stock, which issued in ten tranches of 1,000,000 shares each. Ten trading days after the Initial Closing date and each ten trading days thereafter, the Company agreed to deliver a tranche of 1,000,000 shares of common stock to the Holder. Through June 30, 2019, closings were held and 2,000,000 shares of the common stock exchange shares were issued. The remaining 8,000,000 shares of common stock were issued in the year ended June 30, 2020.

On August 2, 2018, the Company entered into an Asset Purchase Agreement with Secure Hosting, LLC ("Secure Hosting") for the purchase of 182 Ethereum mining machines. As consideration for the purchase of the machines, the Company issued 38,018 shares of its Series B convertible preferred stock.

We have also purchased mining machines directly from the manufacturers and funded our operations with proceeds provided primarily from the issuance of convertible notes payable.During the year ended June 30, 2020, we received net proceeds from convertible notes payable totaling $534,000

Additional Capital Requirements

To continue to operate, complete and successfully operate our digital currency mining facilities and to fund future operations, we may need to raise additional capital for expansion or other expenses of operations. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing mining operations, and potential new development and administrative support expenses. We anticipate that we will seek to fund our operations through our cryptocurrency mining operations, further liquidation of our marketable securities, public or private equity or debt financings or other sources, such as potential collaboration agreements.If additional financing is required, we cannot be certain that it will be available to us on favorable terms, or at all.

Employees and Employment Agreements

At present time, we have one full time employee, Steve Rubakh, our sole officer and director, who devotes 100% of his time to our operations.In addition, we rely on a group of subcontractors to build, install, manage, monitor and service our mining equipment. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.There are presently no personal benefits available to any officers, directors or employees; however, we at times do reimburse Mr. Rubakh for certain health insurance and medical costs.

Property

Our corporate offices are located at 73 Buck Road, Suite 2, Huntingdon Valley, Pennsylvania 19006. Our telephone number is (215) 613-1111. We occupy 450 sq ft facility, at no cost to the Company. On May 8, 2019, the Company had consolidated all of its mining operations in Carthage, New York, by signing a three-year power supply and purchase agreement with PetaWatt Properties, LLC. We believe that our offices and data center facility are suitable and adequate and that we have sufficient capacity to meet our current and future needs.

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

ITEM 1A. RISK FACTORS.

Risks Relating to Our Business

AN INVESTMENT IN THE COMPANY MUST BE CONSIDERED SPECULATIVE.

Our operations are dependent on the continued viable market performance of cryptocurrencies that we market, and in particular, the market value of Bitcoin. The decision to pursue blockchain and digital currency businesses exposes the Company to risks associated with a new and untested strategic direction. Under the current accounting rules, cryptocurrency is not cash, currency or a financial asset, but an indefinite-lived intangible asset; declines in the market price of cryptocurrencies would be included in earnings, whereas increases in value beyond the original cost or recoveries of previous declines in value would not be captured.The prices of digital currencies have varied wildly in recent periods and reflects "bubble" type volatility, meaning that high prices may have little or no merit, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation and media reporting.

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

Our operations are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public.It is critical that our systems provide a continued and uninterrupted performance for our business to generate revenues. There can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents that could have a material adverse effect upon our business, operations or financial condition of the Company.

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

Risks Relating Generally to Our Operations and Technology

WE ARE RELIANT ON POOLS OF USERS OR MINERS THAT ARE THE SOLE OUTLET FOR SALES OF CRYPTOCURRENCIES THAT WE MINE.

We do not have the ability to sell our cryptocurrency production directly on the exchanges or markets that are currently where cryptocurrencies are purchased and traded.Pools are operated to pool the production on a daily of companies mining cryptocurrencies, and these pools are our sole means of selling our production of cryptocurrencies.Absent access to such pools, we would be forced to seek a different method of access to the cryptocurrency markets.There is no assurance that we could arrange any alternate access to dispose of our mining production.

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

As the SEC stated previously, it is continuing to scrutinize and commence enforcement actions against companies, advisors and investors involved in the offering of cryptocurrencies and related activities.At least one Federal Court has held that cryptocurrencies are “securities” for certain purposes under the Federal Securities Laws.

According to a recent report published by Lex Machina, securities litigation in general and those that are related to blockchain, cryptocurrency or bitcoin specifically, showed a marked increase during the first two quarters of 2018 as compared to 2017. The total number of securities cases that referenced "blockchain," "cryptocurrency" or "bitcoin" in the pleadings tripled in the first half of 2018 alone compared to 2017.On the same day, the SEC announced its first charge against unregistered broker-dealers for selling digital tokens after the SEC issued The DAO Report in 2017. The SEC charged TokenLot LLC (TokenLot), a self-described "ICO Superstore", and its owners, Lenny Kugel and Eli L. Lewitt, with failing to register as broker-dealers. On November 16, 2018 the SEC settled with two cryptocurrency startups, and reportedly has more than 100 investigations into cryptocurrency related ventures, according to a codirector of the SEC’s enforcement.As the regulatory and legal environment evolves, the Company may in its mining activities become subject to new laws, and further regulation by the SEC and other federal and state agencies.

WE HAVE INCREASED OUR INVESTMENTS IN CRYPTOCURRENCIES, THE MARKET VALUE OF WHICH MAY BE SUBJECT TO SIGNIFICANT FLUCTUATIONS

When funds are available and market conditions allow, current strategy is to invest in certain denominations of cryptocurrencies to complement our mining operations.We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale.We report realized gains and losses on the sales of cryptocurrencies and mark our portfolio of cryptocurrencies to market at the end of each quarterly reporting period, reporting unrealized gains or losses on the investments. The market value of these investments may fluctuate materially, and we may be subject to investment losses on the change in market value.

Risks related to the coronavirus pandemic

THE FUTURE IMPACT OF THE COVID-19 PANDEMIC ON COMPANIES IS EVOLVING AND WE ARE CURRENTLY UNABLE TO ASSESS WITH CERTAINTY THE BROAD EFFECTS OF COVID-19 ON OUR BUSINESS.

The future impact of the Covid-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of Covid-19 on our business, particularly on the digital currency markets. As of June 30, 2020, our investment in property and equipment of $453,342 could be subject to impairment or change in valuation due to Covid-19 if our crypocurrency mining revenues significantly decrease or we are not able to raise capital sufficient to fund our operations.In addition, current travel restrictions and social distancing requirements make it difficult for our management to access and oversee our operations in the State of New York.

As of June 30, 2020, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

The Covid-19 pandemic continues to have a material negative impact on capital markets, including the market prices of digital currencies.While we continue to incur operating losses, we are currently dependent on debt or equity financing to fund our operations and execute our business plan, including ongoing requirements to replace old and nonprofitable mining machines. We believe that the impact on capital markets of Covid-19 may make it more costly and more difficult for us to access these sources of funding.

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

THE CORONAVIRUS PANDEMIC IS A CONTINUING SERIOUS THREAT TO HEALTH AND ECONCOMIC WELLBEING AFFECTING OUR EMPLOYEES, INVESTORS AND OUR SOURCES OF SUPPLY.

The sweeping nature of the novel Coronavirus (COVID-19) pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the long run. However, the likely overall economic impact of the pandemic is viewed as highly negative to the general economy.To date, we have not been classified as an essential business in the New York, and we may not be allowed to access our mining facilities. The duration of such impact cannot be predicted.

Risks Related to Our Common Stock and its Market

Because certain existing stockholders own a large percentage of our voting stock, other stockholders' voting power may be limited.

Steve Rubakh, our Chief Executive Officer, owns and/or controls a majority of the voting power of our common stock.As a result, Mr. Rubakh will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets.This stockholder, who is also our sole director, may make decisions that are averse to or in conflict with your interests. See our discussion under the caption “Principal Stockholders” for more information about ownership of our outstanding shares.

We do not have a majority of independent directors on our Board and the Company has not voluntarily implemented various corporate governance measures, in the absence of which stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these other corporate governance measures and since our securities are not yet listed on a national securities exchange, we are not required to do so. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committee of our board of directors. It is possible that if our Board of Directors included a number of independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors.In evaluating our Company, our current lack of corporate governance measures should be borne in mind.

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

ITEM 2. PROPERTIES.

Our corporate offices are located at 73 Buck Road, Suite 2, Huntingdon Valley, Pennsylvania 19006. Our telephone number is (215) 613-1111. We occupy 450 sq ft facility, at no cost to the Company. On May 8, 2019, the Company had consolidated all of its mining operations in Carthage, New York, by signing a three-year power supply and purchase agreement with PetaWatt Properties, LLC. We believe that our offices and data center facility are suitable and adequate and that we have sufficient capacity to meet our current and future needs.

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

Period	High	Low

Fiscal year Ended June 30, 2020
Quarter Ended September 30, 2019	$0.1510	$0.0260
Quarter Ended December 31, 2019	$0.3720	$0.0088
Quarter Ended March 31, 2020	$0.0280	$0.0078
Quarter Ended June 30, 2020	$0.0810	$0.0090

Fiscal Year Ended June 30, 2019
Quarter Ended September 30, 2018	$1.02	$0.261
Quarter Ended December 31, 2018	$0.50	$0.011
Quarter Ended March 31, 2019	$0.34	$0.086
Quarter Ended June 30, 2019	$0.195	$0.07

Holders

As of September 8, 2020, there were 18 holders of record of our common stock.This number does not include stockholders for whom shares were held in “nominee” or “street” name.

Dividend Distributions

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Recent Sales of Unregistered Securities

The table below sets forth information as to sales by the Company of unregistered securities not previously reported in the Company’s periodic filings for its fiscal year ended June 30, 2020.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

July 3, 2019	Convertible Promissory Note	Armada Investment Fund, LLC.	N/A	$137,500 / N/A
July 3, 2019	Convertible Promissory Note	BHP Capital NY, Inc.	N/A	$137,500 / N/A
November 1, 2019	Convertible Promissory Note	Armada Investment Fund, LLC	N/A	$20,000 / N/A
November 21, 2019	Convertible Promissory Note	Armada Investment Fund, LLC	N/A	$22,000 / N/A
December 2, 2019	Convertible Promissory Note	BHP Capital NY, Inc.	N/A	$66,000 / N/A
February 20, 2020	Convertible Promissory Note	BHP Capital NY, Inc.	N/A	$83,333 / N/A
March 4, 2020	Convertible Promissory Note	BHP Capital NY, Inc.	N/A	$60,500 / N/A
March 4, 2020	Convertible Promissory Note	Armada Investment Fund, LLC	N/A	$88,000 / N/A
February 25, 2020	Issuance of 50,000 shares of Series B Preferred Stock issued as compensation to Chief Executive Officer	Steve Rubakh	NA	$0.012 per underlying common share /NA
February 25, 2020	Issuance of 50,000 shares of Series B Preferred Stock issued as compensation to Chief Executive Officer	Steve Rubakh	NA	$0.012 per underlying common share /NA
February 27, 2020	Re-issuance of 30,000 shares of Series B Preferred Stock and cancellation of 3,000,000 common shares	Steve Rubakh	NA	$0.001 par value per share /NA

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

GENERAL

We were incorporated in the State of Nevada on March 22, 2013 under the name Lightcollar, Inc. On March 22, 2015, we changed our name to EMS Find, Inc., and in May 2017, we changed our name to Integrated Ventures, Inc.We have licensed our Ems Find platform and related technologies to EpicMD, Inc. via a Licensing Agreement and management has determined to focus our business on developing and operating digital currency assets.Our offices are located at 73 Buck Road, Suite 2, Huntingdon Valley, Pennsylvania 19006.

We have discontinued our prior operations and changed our business focus, from our prior technologies relating to the EMS Find platform to acquiring, launching and operating companies in the cryptocurrency sector, mainly in digital currency mining, equipment manufacturing, and sales of branded mining rigs, as well as blockchain software development.

Financial

On November 22, 2017, we successfully launched our cryptocurrency operations. From that date through June 30, 2020, we had total revenues of $1,039,720, consisting of: (1) revenues from mining operations of $883,806 received primarily in digital currencies and (2) equipment and parts retail sales of $155,914.Mining revenues were $435,740 and $249,819 for the years ended June 30, 2020 and 2019, respectively.Equipment and parts revenues were $18,430 and $29,324 for the years ended June 30, 2020 and 2019, respectively.

We have consolidated our cryptocurrency operations in facility, located in Carthage, New York.The power supply and purchase agreement was entered into on May 10, 2019 for an initial term of 90 days, with an option to continue for a subsequent 36 months.The Company’s sole obligation under the Agreement is to pay the PetaWatt Properties, LLC, contractual rate per kilowatt hour of electricity, consumed by the Company’s cryptocurrency mining operations.

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations.We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale.We report realized gains and losses on the sales of cryptocurrencies and mark our portfolio of cryptocurrencies to market at the end of each quarterly reporting period, reporting unrealized gains or losses on the investments. As of June 30, 2020, our investments at market value totaled $82,855 and were comprised primarily of LINK (Chainlink), with a smaller portfolio of Bitcoin (BTC), Litecoin (LTC) and Ethereum (ETH).

We have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable.Most recently, we received cash proceeds totaling $210,000 from three convertible notes payable issued in January and February 2020.

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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2020 COMPARED TO THE YEAR ENDED JUNE 30, 2019

Revenues

In November 2017 we commenced operations in our first cryptocurrency mining location. Our cryptocurrency mining revenues increased to $435,740 in the year ended June 30, 2020 from $249,819 in the year ended June 30, 2019.This increase in revenues resulted primarily from additional mining machines deployed in the current fiscal year in our new facility in Carthage, New York.

We also have revenues from the sale of cryptocurrency mining units that have been assembled or refurbished for resale and spare parts.Such sales totaled $18,430 and $29,324 in the years ended June 30, 2020 and 2019, respectively.Sales of equipment and parts will fluctuate from period to period depending on the market demand for cryptocurrency mining equipment and related and parts.

Cost of Revenues

Cost of revenues was $996,409 in the year ended June 30, 2020 compared to $1,005,479 in the year ended June 30, 2019.Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation, rent, operating supplies, utilities and monitoring services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing, assembling and connecting the cryptocurrency mining units. We experienced a gross loss on revenues in both fiscal years primarily due to high utility costs, a conservative, short useful life for mining equipment depreciation, and in particular for fiscal 2019, costs of vacating and relocating operations, including abandonment of leasehold improvements.

Operating Expenses

General and administrative expenses decreased to $472,399 in the year ended June 30, 2020 from $1,823,523 in the year ended June 30, 2019.The decrease is due primarily to a decrease in non-cash stock-based compensation to related parties, partially offset by increases in other expenses supporting our expanded cryptocurrency mining operations.Stock-based compensation – related party totaled $120,000 in the year ended June 30, 2020 and $1,312,000 in the year ended June 30, 2019.The value of the stock-based compensation is computed using the market price of our common stock.

We performed a lower of cost or market impairment analysis on the cryptocurrency machines purchased in the August 2018 Asset Purchase Agreement, including writing off the purchase price allocated to the defective machines, and recorded an impairment expense of $2,097,930 during the year ended June 30, 2019. We reported no impairment expense for the year ended June 30, 2020.

Other Income (Expense)

Our other income (expense) was comprised of the following for the years ended June 30:

	2020	2019

Interest expense	$(655,199)	$(214,373)
Realized loss on sale of investments	(733)	(32,770)
Unrealized gain on investments	6,617	-
Change in fair value of derivative liabilities	782,258	(2,468,339)
Loss on disposition of property and equipment	(162,451)	-
Loss on conversion of debt	(4,592)	-
Digital currency theft loss	(33,037)	-
Loss on settlement of warrants	-	(500,000)
Loss on exchange of Series B preferred stock	-	(1,650,000)

Total other income (expense)	$(67,137)	$(4,865,482)

The increase in our interest expense in the current fiscal year, which includes the amortization of debt discount and original issue discount, resulted from new convertible debt incurred.

The realized loss on investments in all periods presented resulted primarily from losses recorded on our digital currencies, as we experienced the negative impact of fluctuating market values.

The unrealized gain on investments for the year ended June 30, 2020 resulted from marking to market our investment in cryptocurrencies as of June 30, 2020.Unrealized gains or losses on investments for any date or period are dependent on the amount of cryptocurrencies on hand and the fluctuation in market values as reported by financial publications.

We estimate the fair value of the derivatives associated with our convertible notes payable, warrants, put-back rights associated with two asset purchase agreements, common stock issuable pursuant to a Series B preferred stock Exchange Agreement and a stock subscription payable using, as applicable, either the Black-Scholes pricing model or multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes.We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

During the year ended June 30, 2020, we disposed of and wrote off non-serviceable, defective mining equipment with a net book value of $162,451.We did not report any loss on disposition of property and equipment during the year ended June 30, 2019.

The loss on extinguishment of debt of $4,592 in the year ended June 30, 2020 resulted from conversion of convertible notes to common stock where the conversion terms were outside the related agreements.We did not report any gain or loss on extinguishment of debt during the year ended June 30, 2019

During the nine months ended March 31, 2020, we incurred a digital currency theft loss of $33,037 where a hacker obtained unauthorized access to our online digital currency processing service and transferred digital currencies out of our account.

On June 26, 2019, the Company entered into an Exchange Agreement with St. George Investments LLC (“St. George”) pursuant to which a convertible promissory note payable to St. George in the principal amount of $500,000 was issued in consideration for the surrender by St. George of all outstanding warrants previously issued in January 2018.As a result, we reported a loss on exchange of warrants of $500,000 in the year ended June 30, 2019.

On May 21, 2019, the Company and digiMine entered into an Exchange Agreement (the “Preferred Stock Exchange Agreement”) pursuant to which DigiMine agreed to surrender the remaining 20,000 shares of the Company’s Series B preferred stock held by it and terminate its rights under the Security and Pledge Agreement, dated April 30, 2018, in exchange for 10,000,000 shares of the Company’s common stock, which are to be issued in ten tranches of 1,000,000 shares each beginning ten trading days after the date of the Exchange Agreement and each ten trading days thereafter.The Company identified a derivative liability associated with the obligation to issue the common shares recorded initially at $1,650,000 and recorded a loss on the Series B preferred stock exchange of $1,650,000 for the year ended June 30, 2019.

Net Loss

As a result, our net loss for the year ended June 30, 2020 was $1,081,775, compared to a net loss of $9,513,271 for the year ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2020, we had total current assets of $9,925, including cash of $6,675, and total current liabilities of $656,425, resulting in a working capital deficit of $646,500.Included in current liabilities as of June 30, 2020 are derivative liabilities totaling $164,834, which we do not anticipate will require the payment of cash to settle.In addition, we had a total stockholders’ deficit of $109,603 as of June 30, 2020.

We have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable.During the year ended June 30, 2020, we received net proceeds from convertible notes payable of $403,692 (net of debt repaid in cash of $130,308) and proceeds of $7,583 from a Paycheck Protection Program loan.

Sources and Uses of Cash

We used net cash in operations of $671,101 in the year ended June 30, 2020 as a result of our net loss of $1,081,775, non-cash gains totaling $788,875 and increase in digital currencies of $451,546, partially offset by non-cash expenses totaling $1,501,114 and increases in accounts payable of $45,415, accrued expenses of $51,513 and due to related party of $53,053.

By comparison, we used net cash in operations of $708,040 in the year ended June 30, 2019 as a result of our net loss of $9,513,271, increases in digital currencies of $251,627and equipment deposits of $27,971 partially offset by non-cash expenses totaling $8,993,776, decreases in prepaid expenses and other current assets of $5,750 and deposits of $13,973, and increases in accounts payable of $12,055, accrued expenses of $10,395 and due to related party of $48,880.

During the year ended June 30, 2020, we had net cash provided by investing activities of $218,191 comprised of net proceeds from the sale of investments of $714,126, partially offset by purchase of investments of $372,586 and the purchase of property and equipment of $123,349.

During the year ended June 30, 2019, we had net cash provided by investing activities of $189,335, comprised of net proceeds from the sale of investments of $231,782, partially offset by the purchase of property and equipment of $42,447.

During the year ended June 30, 2020, we had net cash provided by financing activities of $411,275 comprised of proceeds from convertible notes payable of $534,000 and proceeds from PPP loan payable of $7,583, partially offset by repayment of convertible notes payable of $130,308.

During the year ended June 30, 2019, we had net cash provided by financing activities of $525,945 comprised of proceeds from convertible notes payable of $500,945 and proceeds from stock subscriptions payable of $25,000.

We currently do not have sufficient cash to fund our operations and will have to raise funds to complete and successfully deploy our digital mining facilities and to fund our operating expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern

The Company has reported recurring net losses since its inception and used net cash in operating activities of $671,101 in the year ended June 30, 2020.As of June 30, 2020, the Company had an accumulated deficit of $22,064,982 and a total stockholders’ deficit of $109,603.These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Digital Currencies

Digital currencies consist of Bitcoin, Litecoin and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services.Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”).An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired.Impairment exists when the carrying amount exceeds its fair value.In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists.If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary.If the Company concludes otherwise, it is required to perform a quantitative impairment test.To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset.Subsequent reversal of impairment losses is not permitted.Realized gains or losses on the sale of digital currencies are included in other income (expense) in the statements of operations.

Property and Equipment

Property and equipment, consisting primarily of computer and other cryptocurrency mining equipment (transaction verification servers) and leasehold improvements, is stated at the lower of cost or estimated realizable value and is depreciated when placed into service using the straight-line method over estimated useful lives. The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has assessed the basis of depreciation of these assets and believes they should be depreciated over a three-year period due to technological obsolescence reflecting rapid development of hardware that has faster processing capacity and other factors. Additionally, during the year ended June 30, 2019, the Company wrote down cryptocurrency mining equipment by $2,097,930 to estimated net realizable value.The Company also wrote off abandoned leasehold improvements with a net book value of $107,150 to cost of goods sold during the year ended June 30, 2019.Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

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

We estimate the fair value of the derivatives associated with our convertible notes payable, warrants, put-back rights associated with two asset purchase agreements, common stock issuable pursuant to a Series B preferred stock Exchange Agreement and a stock subscription payable using, as applicable, either the Black-Scholes pricing model or multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes.We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.As of June 30, 2020 and 2019, the amounts reported for cash, restricted cash, prepaid expenses and other current assets, equipment deposits, accounts payable, accrued expenses and due to related party approximate fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements).These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2020:
Derivative liabilities	$164,834	$-	$-	$164,834

Total liabilities measured at fair value	$164,834	$-	$-	$164,834

June 30, 2019:
Derivative liabilities	$1,617,774	$-	$-	$1,617,774

Total liabilities measured at fair value	$1,617,774	$-	$-	$1,617,774

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

OFF BALANCE SHEET ARRANGEMENTS

The Company has consolidated its cryptocurrency operations in one facility located in Carthage, New York.The power supply and purchase agreement was entered into on May 10, 2019, for an initial term of 90 days, with an option to continue for a subsequent 36 months, which option has been exercised by the Company.The Company’s sole obligation, under the Agreement is to pay PetaWatt Properties, LLC, the contractual rate per kilowatt hour of electricity consumed by the Company’s cryptocurrency mining operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions.This new pronouncement, as amended, was effective January 1, 2019 for calendar-year-end public companies and was adopted by the Company on July 1, 2019.Adoption of the new lease pronouncement did not have a material impact on the Company’s financial statements.The Company concluded that the new lease pronouncement is not applicable to its New York power supply and purchase agreement, for which the Company’s sole obligation is to pay the lessor a contractual dollar amount per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

Although there are other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under Item 7A is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

INTEGRATED VENTURES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Integrated Ventures, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Integrated Ventures, Inc. (the Company) as of June 30, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended June 30, 2020 and 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, since inception, the Company has suffered net losses that have resulted in an accumulated deficit and stockholders’ deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, Texas

September 23, 2020

Integrated Ventures, Inc.
Balance Sheets

	June 30, 2020	June 30, 2019
ASSETS
Current assets:
Cash	$6,675	$48,310
Prepaid expenses and other current assets	3,250	3,250
Equipment deposits	-	27,971
Total current assets	9,925	79,531

Non-current assets:
Property and equipment, net	453,342	1,039,683
Digital currencies	82,855	2
Deposits	700	700
Total assets	$546,822	$1,119,916

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$84,443	$39,028
Accrued expenses	25,274	24,456
Due to related party	122,907	69,854
Derivative liabilities	164,834	1,617,774
Convertible notes payable, net of discounts	251,384	457,147
PPP loan payable	7,583	-
Total current liabilities	656,425	2,208,259

Total liabilities	656,425	2,208,259

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of June 30, 2020 and 2019)	500	500
Series B preferred stock, $0.001 par value, (500,000 shares authorized, 430,000 and 300,000 shares issued and outstanding as of June 30, 2020 and 2019, respectively)	430	300
Common stock, $0.001 par value, (250,000,000 shares authorized, 103,164,460 and 29,824,187 shares issued and outstanding as of June 30, 2020 and 2019, respectively)	103,165	29,825
Additional paid-in capital	21,851,284	19,864,239
Accumulated deficit	(22,064,982)	(20,983,207)
Total stockholders’ deficit	(109,603)	(1,088,343)
Total liabilities and stockholders’ deficit	$546,822	$1,119,916

See Notes to Financial Statements

Integrated Ventures, Inc.
Statements of Operations

	Years Ended June 30,
	2020	2019

Revenues:
Cryptocurrency mining	$435,740	$249,819
Sales of cryptocurrency mining equipment	18,430	29,324
Total revenues	454,170	279,143

Cost of revenues	996,409	1,005,479

Gross loss	(542,239)	(726,336)

Operating expenses:
General and administrative	472,399	1,823,523
Impairment of assets	-	2,097,930

Total operating expenses	472,399	3,921,453

Loss from operations	(1,014,638)	(4,647,789)

Other income (expense):
Interest expense	(655,199)	(214,373)
Realized loss on sale of investments	(733)	(32,770)
Unrealized gain on investments	6,617	-
Change in fair value of derivative liabilities	782,258	(2,468,339)
Loss on disposition of property and equipment	(162,451)	-
Loss on conversion of debt	(4,592)	-
Digital currency theft loss	(33,037)	-
Loss on settlement of warrants	-	(500,000)
Loss on exchange of Series B preferred stock	-	(1,650,000)

Total other income (expense)	(67,137)	(4,865,482)

Loss before income taxes	(1,081,775)	(9,513,271)

Provision for income taxes	-	-

Net loss	$(1,081,775)	$(9,513,271)

Net loss per common share, basic and diluted	$(0.02)	$(0.70)

Weighted average number of common shares outstanding, basic and diluted	65,389,138	13,665,421

See Notes to Financial Statements

Integrated Ventures, Inc.
Statements of Stockholders’ Deficit
For the Years Ended June 30, 2020 and 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, June 30, 2018	500,000	$500	309,166	$309	8,964,103	$8,965	$9,290,344	$35,000	$(11,469,936)	$(2,134,818)
Issuance of Series B preferred stock to officer for compensation	-	-	70,000	70	-	-	1,311,930	-	-	1,312,000
Issuance of Series B preferred stock for property and equipment	-	-	38,018	38	-	-	3,003,384	-	-	3,003,422
Issuance of Series B preferred stock for stock subscriptions payable	-	-	3,500	4	-	-	34,996	(35,000)	-	-
Return and cancellation of Series B preferred stock	-	-	(3,000)	(3)	-	-	3	-	-	-
Conversion of Series B preferred stock to common stock	-	-	(97,684)	(98)	9,768,400	9,768	(9,670)	-	-	-
Common shares issued in Series B preferred stock Exchange Agreement	-	-	(20,000)	(20)	2,000,000	2,000	283,020	-	-	285,000
Common shares issued for consulting fees	-	-	-	-	220,000	220	81,837	-	-	82,057
Common shares issued for cashless exercise of warrants	-	-	-	-	4,950,000	4,950	(3,059)	-	-	1,891
Common shares issued for debt discount	-	-	-	-	150,000	150	53,100	-	-	53,250
Common shares issued in conversion of debt	-	-	-	-	3,771,684	3,772	253,995	-	-	257,767
Settlement of derivative liabilities	-	-	-	-	-	-	5,564,359	-	-	5,564,359
Net loss	-	-	-	-	-	-	-	-	(9,513,271)	(9,513,271)
Balance, June 30, 2019	500,000	$500	300,000	$300	29,824,187	$29,825	$19,864,239	$-	$(20,983,207)	$(1,088,343)
Issuance of Series B preferred stock to officer for compensation	-	-	100,000	100	-	-	119,900	-	-	120,000
Return and cancellation of common shares and reissuance of Series B preferred stock	-	-	30,000	30	(3,000,000)	(3,000)	2,970	-	-	-
Issuance of common shares in Series B preferred stock Exchange Agreement	-	-	-	-	8,000,000	8,000	471,800	-	-	479,800
Common shares issued in conversion of debt	-	-	-	-	68,340,273	68,340	931,139	-	-	999,479
Settlement of derivative liabilities	-	-	-	-	-	-	461,236	-	-	461,236
Net loss	-	-	-	-	-	-	-	-	(1,081,775)	(1,081,775)
Balance, June 30, 2020	500,000	$500	430,000	$430	103,164,460	$103,165	$21,851,284	$-	$(22,064,982)	$(109,603)

See Notes to Financial Statements

Integrated Ventures, Inc.
Statements of Cash Flows

	Years Ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(1,081,775)	$(9,513,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	575,210	552,958
Stock-based compensation – related party	120,000	1,312,000
Loss on disposition of property and equipment	162,451	-
Amortization of debt discount	585,091	180,172
Financing fees related to notes payable	20,000	10,400
Realized loss on sale of investments	733	32,770
Unrealized gain on investments	(6,617)	-
Change in fair value of derivative liabilities	(782,258)	2,468,339
Digital currency theft loss	33,037	-
Loss on conversion of debt	4,592	-
Stock-based compensation	-	82,057
Impairment of assets	-	2,097,930
Abandonment of leasehold improvements	-	107,150
Loss on exchange of Series B preferred stock	-	1,650,000
Loss on settlement of warrants	-	500,000
Changes in assets and liabilities:
Digital currencies	(451,546)	(251,627)
Prepaid expenses and other current assets	-	5,750
Equipment deposits	-	(27,971)
Deposits	-	13,973
Accounts payable	45,415	12,055
Accrued expenses	51,513	10,395
Due to related party	53,053	48,880
Net cash used in operating activities	(671,101)	(708,040)

Cash flows from investing activities:
Net proceeds from the sale of investments	714,126	231,782
Purchase of property and equipment	(123,349)	(42,447)
Purchase of investments	(372,586)	-
Net cash provided by investing activities	218,191	189,335

Cash flows from financing activities:
Proceeds from convertible notes payable	534,000	500,945
Proceeds from PPP loan payable	7,583	-
Repayment of convertible notes payable	(130,308)	-
Proceeds from stock subscriptions	-	25,000
Net cash provided by financing activities	411,275	525,945

Net increase (decrease) in cash	(41,635)	7,240
Cash, beginning of year	48,310	41,070
Cash, end of year	$6,675	$48,310

See Notes to Financial Statements.

Integrated Ventures, Inc.
Statements of Cash Flows (continued)

	Years Ended June 30,
	2020	2019

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,160	$29,257
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Equipment deposits for property and equipment	$27,971	$3,896
Debt discount for derivative liabilities	270,354	438,720
Common shares issued in conversion of debt	994,887	257,767
Common shares issued in Series B preferred share stock Exchange Agreement	479,800	120,000
Settlement of derivative liabilities	461,236	5,564,359
Return common shares for Series B preferred shares	3,000	-
Inventories for property and equipment	-	114,851
Series B preferred shares for property and equipment	-	3,003,422
Series B preferred shares returned and cancelled	-	3
Common shares issued in conversion of Series B preferred stock	-	98
Common shares issued for debt discount	-	53,250
Common shares issued in cashless exercise of warrants	-	1,891
Series B preferred shares issued for stock subscription payable	-	35,000

See Notes to Financial Statements.

Integrated Ventures, Inc.

Notes to Financial Statements

Years Ended June 30, 2020 and 2019

1. ORGANIZATION

Organization

Integrated Ventures, Inc. (the "Company," "we," "our," or "EMS Find") was incorporated in the State of Nevada on March 22, 2011, under the name of Lightcollar, Inc.On March 20, 2015, the Company amended its articles of incorporation and changed its name from Lightcollar, Inc. to EMS Find, Inc.On May 30, 2017, Integrated Ventures, Inc. (“Integrated Ventures”), a Nevada corporation, was formed as a wholly owned subsidiary of the Company.Pursuant to an Agreement and Plan of Merger dated May 30, 2017, Integrated Ventures was merged into the Company, with the Company being the surviving corporation and changing its name to Integrated Ventures, Inc.

The Company has discontinued its prior operations and changed its business focus from its prior technologies relating to the EMS Find platform to acquiring, launching and operating companies in the cryptocurrency sector, mainly in digital currency mining, equipment manufacturing, and sales of branded mining rigs, as well as blockchain software development.

The Company is developing and acquiring a diverse portfolio of digital currency assets and block chain technologies and mining revenues commenced in November 2017. Cryptocurrencies are a medium of exchange that uses decentralized control (a block chain) as opposed to a central bank to track and validate transactions. The Company, through its wholly owned subsidiary, BitcoLab, Inc., is currently mining Bitcoin, Litecoin and Ethereum, whereby the Company earns revenue by solving “blocks” to be added to the block chain.As funds are available, the Company also purchases certain digital currencies for short-term investment purposes.

In May 2019, the Company consolidated all of its mining operations and signed a power supply and purchase agreement with PetaWatt Properties, LLC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits.For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents at June 30, 2020 and 2019.

Digital Currencies

Digital currencies consist of Bitcoin, Litecoin and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services.Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”).An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired.Impairment exists when the carrying amount exceeds its fair value.In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists.If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary.If the Company concludes otherwise, it is required to perform a quantitative impairment test.To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset.Subsequent reversal of impairment losses is not permitted.Realized gains or losses on the sale of digital currencies are included in other income (expense) in the statements of operations.Changes in the fair value of digital currencies purchased for investment purposes during the period are recorded as unrealized gains or losses in other income (expense) in the statements of operations.As of June 30, 2020, the market value of digital securities exceeded the Company’s cost basis by $6,617, which amount is recorded as unrealized gain on investments.

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

During the year ended June 30, 2020, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $162,451 to loss on disposition of property and equipment.

During the year ended June 30, 2019, the Company wrote down cryptocurrency mining equipment by $2,097,930 to estimated net realizable value.The Company also wrote off abandoned leasehold improvements with a net book value of $107,150 to cost of goods sold during the year ended June 30, 2019.

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

We estimate the fair value of the derivatives associated with our convertible notes payable, warrants, put-back rights associated with two asset purchase agreements, common stock issuable pursuant to a Series B preferred stock Exchange Agreement and a stock subscription payable using, as applicable, either the Black-Scholes pricing model or multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes.We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. Total impairment expense, consisting of write downs for cryptocurrency mining equipment totaled $0 and $2,097,930 for the years ended June 30, 2020 and 2019, respectively.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.As of June 30, 2020 and 2019, the amounts reported for cash, prepaid expenses and other current assets, equipment deposits, accounts payable, accrued expenses and due to related party approximate fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements).These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2020:
Derivative liabilities	$164,834	$-	$-	$164,834

Total liabilities measured at fair value	$164,834	$-	$-	$164,834

June 30, 2019:
Derivative liabilities	$1,617,774	$-	$-	$1,617,774

Total liabilities measured at fair value	$1,617,774	$-	$-	$1,617,774

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

Income Taxes

The Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2020, tax years 2015 through 2019 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period.Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in-the-money” stock options and warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock.Equivalent shares are not utilized when the effect is anti-dilutive.

For the years ended June 30, 2020 and 2019, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions.This new pronouncement, as amended, was effective January 1, 2019 for calendar-year-end public companies and was adopted by the Company on July 1, 2019.Adoption of the new lease pronouncement did not have a material impact on the Company’s financial statements.The Company concluded that the new lease pronouncement is not applicable to its New York power supply and purchase agreement, for which the Company’s sole obligation is to pay the lessor a contractual dollar amount per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

Although there are other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

Reclassifications

Certain amounts in the financial statements for the year ended June 30, 2019 have been reclassified to conform to the presentation for the year ended June 30, 2020.

3. GOING CONCERN

The Company has reported recurring net losses since its inception and used net cash in operating activities of $671,101 in the year ended June 30, 2020.As of June 30, 2020, the Company had an accumulated deficit of $22,064,982 and a total stockholders’ deficit of $109,603.These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30:

	2020	2019

Cryptocurrency mining equipment	$1,242,397	$1,579,580
Furniture and equipment	16,366	16,366

Total	1,258,763	1,595,946
Less accumulated depreciation and amortization	(805,421)	(556,263)

Net	$453,342	$1,039,683

Depreciation and amortization expense, included in cost of revenues, for the years ended June 30, 2020 and 2019 was $575,210 and $552,958, respectively.

During the year ended June 30, 2020, we disposed of and wrote off non-serviceable, defective mining equipment with a net book value of $162,451.We did not report any loss on disposition of property and equipment during the year ended June 30, 2019.

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

Of the 182 machines purchased, 152 were placed into operations, and 30 units deemed to be under-performing will be utilized by the Company as repair parts or sold as repair parts.The Company performed a lower of cost or market impairment analysis on the machines purchased, including writing off the purchase price allocated to the defective machines, and recorded an impairment expense of $2,097,930, which amount is included in operating expenses for the year ended June 30, 2019.

The Agreement contains customary representations and warranties and covenants as of the Closing Date, including, without limitation, that the Equipment is (i) in good condition, (ii) free of all liens, (iii) not subject to any intellectual property rights other than software used in the Equipment and (iv) covered by certain manufacturer warranties.Because a portion of the machines were defective, certain shares of the Series B preferred stock issued in the transaction were subsequently returned to the Company and cancelled.

6. DIGIMINE PREFERRED STOCK EXCHANGE AGREEMENT

In April 2018, the Company acquired the digital currency mining operations of digiMine LLC (“digiMine”) through two Asset Purchase Agreements (the “digiMine Acquisition”) in a transaction recorded as a business combination. A total of 36,667 Series B preferred shares were issued to digiMine.The Company also entered into separate Security and Pledge Agreements, securing its obligations to digiMine under the Asset Purchase Agreements.Pursuant to the digiMine Acquisition, digiMine had the right (the “Put-Back Right”) to require that the Company redeem for cash any of Seller’s then-outstanding Shares at a defined redemption

On May 21, 2019, the Company and digiMine entered into an Exchange Agreement (the “Preferred Stock Exchange Agreement”) pursuant to which digiMine agreed to surrender the remaining 20,000 shares of the Company’s Series B preferred stock held by it and terminate its rights under the Security and Pledge Agreements in exchange for 10,000,000 shares (“Exchange Shares”) of the Company’s common stock, which were to be issued in ten tranches of 1,000,000 shares each beginning ten trading days after the date of the Exchange Agreement and each ten trading days thereafter.The Company identified a derivative liability associated with the obligation to issue the common shares recorded initially at $1,650,000 and recorded a loss on the Series B preferred stock exchange of $1,650,000 in the year ended June 30, 2019.

With the sale of the 16,666 shares of Series B preferred stock by digiMine in April and May of 2019 and with the completion of the Exchange Agreement, the Put-Back Rights in connection with the Asset Purchase Agreements have been eliminated and the associated derivative liability settled.During the year ended June 30, 2020, a total of 8,000,000 shares of the Company’s common stock valued at $479,800 were issued and during the year ended June 30, 2019, a total of 2,000,000 shares of the Company’s common stock valued at $285,000 were issued.As a result, the Preferred Stock Exchange Agreement was extinguished, and the associated derivative liability settled.

7. RELATED PARTY TRANSACTIONS

We have one executive officer, Steve Rubakh, who is currently our only full-time employee and sole member of our Board of Directors.Mr. Rubakh is paid an annual salary established by the Board of Directors and is issued shares of Series B preferred stock for additional compensation.The number of shares issued, generally on a quarterly basis, is at the discretion of the Board of Directors.

During the year ended June 30, 2020 and 2019, the Board of Directors authorized the issuance to Mr. Rubakh of 100,000 and 70,000 total shares of Series B convertible preferred stock, respectively. Stock-based compensation of $120,000 and $1,312,000 was recorded for the years ended June 30, 2020 and 2019, respectively, based on the market price of the Company’s common stock on an “as converted” basis.The stock-based compensation – related party is included in general and administrative expenses in the accompanying statements of operations.

The Board of Directors of the Company has set the current annual compensation for Steve Rubakh to include annual salary of $150,000 per year in addition to shares of Series B preferred stock.The Company recorded salary expense to Mr. Rubakh of $150,000 for the years ended June 30, 2020 and 2019.

In April 2019, Mr. Rubakh converted 30,000 shares of Series B preferred stock into 3,000,000 shares of common stock of the Company, recorded at the par value of the common stock issued.On February 27, 2020, Mr. Rubakh returned 3,000,000 shares of the Company’s common stock and was issued 30,000 shares of the Company’s Series B preferred stock which were previously surrendered in the April 2019 conversion.The common shares were canceled, and the transaction was recorded at the par value of the common and Series B preferred stock.

Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $122,907 and $69,854 as of June 30, 2020 and 2019, respectively.

8. CONVERTIBLE NOTES PAYABLE

Convertible notes payable, all classified as current, consist of the following:

	June 30, 2020			June 30, 2019
		Debt			Debt
	Principal	Discount	Net	Principal	Discount	Net

Geneva Roth Remark Holdings, Inc. #2	$-	$-	$-	$43,000	$11,582	$31,418

Geneva Roth Remark Holdings, Inc. #3	-	-	-	78,000	24,253	53,747

Geneva Roth Remark Holdings, Inc. #4	-	-	-	63,000	21,605	41,395

BHP Capital NY, Inc. #2	-	-	-	38,500	16,748	21,752

Armada Investment Fund, LLC #2	-	-	-	38,500	16,747	21,753

Jefferson Street Capital LLC	-	-	-	38,500	16,747	21,753

St. George Investments LLC	-	-	-	500,000	234,671	265,329

BHP Capital NY, Inc. #4	66,000	13,193	52,807	-	-	-

Armada Investment Fund, LLC #5	20,000	2,739	17,261	-	-	-

Armada Investment Fund, LLC #6	22,000	4,167	17,833	-	-	-

BHP Capital NY, Inc. #5	83,333	21,141	62,192	-	-	-

BHP Capital NY, Inc. #6	60,500	19,188	41,312	-	-	-

Armada Investment Fund, LLC #7	88,000	28,021	59,979	-	-	-

Total	$339,833	$88,449	$251,384	$799,500	$342,353	$457,147

On February 6, 2019, the Company entered into a second convertible promissory note with Geneva Roth Remark Holdings, Inc. (“Geneva” in the principal amount of $43,000. The note matures on February 6, 2020 and bears interest at 10%. A debt discount of $19,128 was recorded, including a derivative liability of $16,128. Geneva has the right beginning on the date that is 170 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.The conversion price is 70% of the average of the three lowest trading prices (closing bid prices) of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion.In August 2019, Geneva converted the entire principal of $43,000 and accrued interest payable of $2,150 into common shares of the Company, extinguishing the debt in full. As of June 30, 2020, the debt discount had been amortized in full to interest expense.

On March 21, 2019, the Company entered into a third convertible promissory note with Geneva in the principal amount of $78,000. The note matures on March 21, 2020 and bears interest at 10%. A debt discount of $33,496 was recorded, including a derivative liability of $30,496. Geneva has the right beginning on the date that is 170 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.The conversion price is 70% of the average of the three lowest trading prices (closing bid prices) of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion.In September and October 2019, Geneva converted principal of $78,000 and accrued interest of $3,900 into common shares of the Company, extinguishing the debt in full.As of June 30, 2020, the debt discount had been amortized in full to interest expense.

On April 18, 2019, the Company entered into a fourth convertible promissory note with Geneva in the principal amount of $63,000. The note matures on April 18, 2020 and bears interest at 10%. A debt discount of $26,988 was recorded, including a derivative liability of $23,988. Geneva has the right beginning on the date that is 170 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.The conversion price is 70% of the average of the three lowest trading prices (closing bid prices) of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion.Pursuant to an Assignment Agreement dated October 11, 2019, Geneva assigned $63,000 principal and $3,003 accrued interest to Armada Investment Fund, LLC (“Armada”).During November 2019 through January 2020, Armada converted principal of $63,000 and accrued interest of $4,030 into common shares of the Company, extinguishing the debt in full.As of June 30, 2020, the debt discount had been amortized in full to interest expense.

On May 15, 2019, the Company entered into a second convertible promissory note with Armada in the principal amount of $38,500, with an original issue discount of $2,500. The note bears interest at 8%.The maturity date of the note was extended to August 15, 2020.A debt discount of $20,098 was recorded, including a derivative liability of $15,598. Armada had the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.The conversion price is 70% of the average of the three lowest trading prices (lowest bid prices) of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion.In June 2020, Armada converted principal of $38,500, accrued interest of $3,460 and conversion fees of $500 into common shares of the Company, extinguishing the debt in full.As of June 30, 2020, the debt discount had been amortized in full to interest expense.

On May 15, 2019, the Company entered into a second convertible promissory note with BHP Capital NY, Inc. (“BHP”) in the principal amount of $38,500, with an original issue discount of $2,500. The note matured on February 15, 2020 and bears interest at 8%.A debt discount of $20,097 was recorded, including a derivative liability of $15,597. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.The conversion price is 70% of the average of the three lowest trading prices (lowest bid prices) of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion.In November and December 2019 and January 2020, BHP converted the principal of $38,500, accrued interest of $1,933 and conversion fees of $1,000 into common shares of the Company, extinguishing the debt in full.As of June 30, 2020, the debt discount had been amortized in full to interest expense.

On May 15, 2019, the Company entered into a convertible promissory note with Jefferson Street Capital LLC (“Jefferson”) in the principal amount of $38,500, with an original issue discount of $2,500. The note matures on February 15, 2020 and bears interest at 8%.A debt discount of $20,097 was recorded, including a derivative liability of $15,597. Jefferson has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.The conversion price is 70% of the average of the three lowest trading prices (lowest bid prices) of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion.In November and December 2019 and January 2020, Jefferson converted the principal of $38,500, accrued interest of $1,540 and conversion fees of $2,000 into common shares of the Company, extinguishing the debt in full.As of June 30, 2020, the debt discount had been amortized in full to interest expense.

On June 26, 2019, the Company entered into an Exchange Agreement with St. George Investments LLC (“St. George”) pursuant to which a convertible promissory note payable to St. George in the principal amount of $500,000 was issued in consideration for the surrender by St. George of all outstanding warrants, which amount was recorded as a loss on settlement of warrants.The warrants were issued by the Company on January 19, 2018.The maturity date of the note was extended to June 26, 2020.The note bears interest at 5%.A debt discount and derivative liability of $239,773 was recorded at the inception of the note.St. George has the right beginning on the date of the note to convert principal and accrued interest into shares of the Company’s common stock.The conversion price is 80% of the average of the three lowest closing prices of the Company’s common stock during the twenty trading days preceding the date of conversion.During the year ended June 30, 2020, St. George converted principal of $369,692 and accrued interest of $7,838 into common shares of the Company and repaid $130,308 principal and $1,160 accrued interest payable, extinguishing the debt in full.As of June 30, 2020, the debt discount had been amortized in full to interest expense.

On July 3, 2019, the Company entered into a third convertible promissory note with Armada in the principal amount of $137,500, with an original issue discount of $12,500. The note matures on July 3, 2020 and bears interest at 8%.A debt discount of $73,573 was recorded, including a derivative liability of $59,573. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.During the February through June 2020, Armada converted principal of $137,500, accrued interest of $9,271 and fees of $2,000 into common shares of the Company, extinguishing the debt in full.As of June 30, 2020, the debt discount had been amortized in full to interest expense.

On July 3, 2019, the Company entered into a third convertible promissory note with BHP in the principal amount of $137,500, with an original issue discount of $12,500. The note matures on July 3, 2020 and bears interest at 8%.A debt discount of $73,584 was recorded, including a derivative liability of $59,584. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.During February through June 2020, BHP converted principal of $137,500, accrued interest of $9,572 and conversion fees of $1,500 into common shares of the Company, extinguishing the debt in full.As of June 30, 2020, the debt discount had been amortized in full to interest expense.

On October 11, 2019, Geneva assigned a convertible promissory note with a principal balance of $63,000 and accrued interest payable of $3,003 to Armada.Armada assumed the right beginning on the date that is 170 days following April 18, 2019, the date of the original note, to convert principal and accrued interest into shares of the Company’s common stock.The conversion price of the fourth Armada convertible note is 70% of the average of the three lowest trading prices (lowest bid prices) of the Company’s common stock during the ten trading days ending on the latest complete trading day prior to the date of conversion.The Company and Armada also entered into an agreement on November 1, 2019 whereby Armada agreed to limit its conversions of this note to no more than $20,000 note principal every thirty days.During November 2019 through January 2020, Armada converted the entire principal of $63,000 and accrued interest of $4,031 into common shares of the Company, extinguishing the debt in full.As of June 30, 2020, the debt discount had been amortized in full to interest expense.

In consideration for the November 1, 2019 agreement to limit conversions of the fourth Armada note, the Company issued to Armada a fifth convertible promissory note in the principal amount of $20,000.The note matures on November 1, 2020 and bears interest at 8%.A debt discount of $8,082 was recorded, consisting of a derivative liability. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.As of June 30, 2020, $5,343 of the debt discount had been amortized to interest expense and there was accrued interest payable of $1,061. The Company recorded a derivative liability of $10,855 as of June 30, 2020.

On November 21, 2019, the Company entered into a sixth convertible promissory note with Armada in the principal amount of $22,000, with an original issue discount of $2,000. The note matures on November 21, 2020 and bears interest at 8%.A debt discount of $10,590 was recorded, including a derivative liability of $8,090. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.As of June 30, 2020, $6,423 of the debt discount had been amortized to interest expense and there was accrued interest payable of $1,070. The Company recorded a derivative liability of $10,774 as of June 30, 2020.

On December 2, 2019, the Company entered into a fourth convertible promissory note with BHP in the principal amount of $66,000, with an original issue discount of $6,000. The note matures on December 2, 2020 and bears interest at 8%.A debt discount of $31,153 was recorded, including a derivative liability of $24,153. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.The conversion price is 70% of the average of the three lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.As of June 30, 2020, $17,960 of the debt discount had been amortized to interest expense and there was accrued interest payable of $3,052. The Company recorded a derivative liability of $32,129 as of June 30, 2020.

On February 20, 2020, the Company entered into a fifth convertible promissory note with BHP in the principal amount of $83,333, with an original issue discount of $8,333. The note matures on November 20, 2020, and bears interest at 8%.A debt discount of $40,507 was recorded, including a derivative liability of $30,674. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.The conversion price is 70% of the average of the three lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.As of June 30, 2020, $19,366 of the debt discount had been amortized to interest expense and there was accrued interest payable of $2,393. The Company recorded a derivative liability of $39,965 as of June 30, 2020.

On March 4, 2020, the Company entered into a sixth convertible promissory note with BHP in the principal amount of $60,500, with an original issue discount of $5,500. The note matures on March 4, 2021, and bears interest at 8%.A debt discount of $28,354 was recorded, including a derivative liability of $22,854. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.As of June 30, 2020, $9,166 of the debt discount had been amortized to interest expense and there was accrued interest payable of $1,565. The Company recorded a derivative liability of $28,425 as of June 30, 2020.

On March 4, 2020, the Company entered into a seventh convertible promissory note with Armada in the principal amount of $88,000, with an original issue discount of $8,000. The note matures on March 4, 2021, and bears interest at 8%.A debt discount of $41,408 was recorded, including a derivative liability of $33,408. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.As of June 30, 2020, $13,387 of the debt discount had been amortized and there was accrued interest payable of $2,276. The Company recorded a derivative liability of $41,517 as of June 30, 2020.

9, PPP LOAN PAYABLE

With an effective date of April 20, 2020, a loan to the Company was approved under the terms and conditions of the Paycheck Protection Program (“PPP”) of the United States Small Business Administration (“SBA”) and the CARES Act (2020) (H.R. 748) (15 U.S.C. 636 et seq.) ( the “Act” ) in the amount of $7,583. The loan matures 24 months from inception, bears interest at 1% and had a balance of $7,583 as of June 30, 2020.The loan may be forgiven pursuant to the provisions of the Act.

10. STOCKHOLDERS’ DEFICIT

Preferred Stock

Series A Preferred Stock

In March 2015, the Company filed with the State of Nevada a Certificate of Designation establishing the designations, preferences, limitations and relative rights of 1,000,000 shares of the Company's Series A preferred stock.Holders of the Series A preferred stock have the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of Series A preferred stock.The shares of Series A preferred stock are not convertible into shares of common stock.

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of June 30, 2020 and 2019, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

Series B Preferred Stock

On December 21, 2015, the Company filed a Certificate of Designation for a new Series B convertible preferred stock with the State of Nevada following approval by the board of directors of the Company. Five Hundred Thousand (500,000) shares of the Company's authorized preferred stock are designated as the Series B convertible preferred stock, par value of $0.001 per share and with a stated value of $0.001 per share (the "Stated Value"). Holders of Series B preferred stock shall be entitled to receive dividends, when and as declared by the Board of Directors out of funds legally available therefor. At any time and from time to time after the issuance of shares of the Series B preferred stock, each issued share of Series B preferred stock is convertible into 100 shares of the Company’s common stock.The holders of the Series B preferred stock shall have the right to vote together with holders of common stock, on an as "converted basis", on any matter that the Company's shareholders may be entitled to vote on, either by written consent or by proxy. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series B preferred stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series B preferred stock an amount equal to the Stated Value, and all other amounts in respect thereof then due and payable prior to any distribution or payment shall be made to the holders of any junior securities.

The Company has 500,000 shares of Series B preferred stock authorized, with 430,000 and 300,000 shares issued and outstanding as of June 30, 2020 and 2019, respectively.

During the years ended June 30, 2020 and 2019, the Board of Directors authorized the issuance to Steve Rubakh of a total of 100,000 and 70,000 shares of Series B preferred stock, respectively, as part of his compensation package.Stock-based compensation – related party of $120,000 and $1,312,000 was recorded for the years ended June 30, 2020 and 2019, respectively, based on the market price of the Company’s common stock on an “as converted to common” basis.

On February 27, 2020, Mr. Rubakh returned 3,000,000 shares of the Company’s common stock and was issued 30,000 shares of the Company’s Series B preferred stock.The common shares returned were previously issued to Mr. Rubakh in conversion of 30,000 shares of Series B preferred stock.The common shares were canceled, and the transaction was recorded at the par value of the common and Series B preferred stock.

As discussed in Note 5, on August 2, 2018, the Company entered into an Asset Purchase Agreement for the purchase of 182 cryptocurrency mining machines. As consideration for the purchase of the machines, the Company issued 38,018 shares of its Series B convertible preferred stock, valued on an “as converted to common” basis at an aggregate of $3,801,800.Because a portion of the machines were defective, a total of 1,800 shares of Series B preferred stock originally issued pursuant to the Asset Purchase Agreement were returned to the Company and cancelled.In February 2019, an additional 1,200 shares of Series B preferred stock originally issued pursuant to the Asset Purchase Agreement were returned to the Company and cancelled.

On October 25, 2017, four investors entered into subscription agreements for the purchase of a total of 16,000 shares of Series B preferred stock for cash at $10 per share.Of the shares, 12,500 shares were issued for cash of $125,000 and a stock subscription payable of $35,000 was recorded for the other 3,500 shares.On January 9, 2019, the 3,500 shares of Series B preferred stock were issued for stock subscriptions payable of $35,000.

During the year ended June 30, 2019, a total of 97,684 shares of Series B preferred stock were converted into 9,768,400 shares of common stock, including 30,000 shares converted by Mr. Rubakh into 3,000,000 shares of common stock of the Company.The Company recorded the conversions at $9,768, the par value of the common stock issued.

During the year ended June 30, 2019, a total of 3,000 shares of Series B preferred stock, valued at par value of $3, were returned to the Company and cancelled.

As discussed in Note 6, on May 21, 2019, the Company and digiMine entered into a Preferred Stock Exchange Agreement pursuant to which digiMine agreed to surrender 20,000 shares of the Company’s Series B preferred stock held by it and terminate its rights under the Security and Pledge Agreement, dated April 30, 2018, in exchange for 10,000,000 shares the Company’s common stock, which are to be issued in ten tranches of 1,000,000 shares each.The unissued common shares were valued at $1,650,000 and the Company recorded a derivative liability and corresponding loss on exchange of Series B preferred stock for this amount.As a result of the Preferred Stock Exchange Agreement and prior conversions by digiMine of Series B preferred stock into common stock, derivative liabilities of $764,800 were settled.During the year ended June 30, 2020, a total of 8,000,000 shares of the Company’s common stock valued at $479,800 were issued and during the year ended June 30, 2019, a total of 2,000,000 shares of the Company’s common stock valued at $285,000 were issued.As a result, the Preferred Stock Exchange Agreement was extinguished, and the associated derivative liability settled.

Common Stock

On January 25, 2019, the Board of Directors of the Company approved a resolution to increase the number of authorized common shares to 250,000,000.The Company had 103,164,460 and 29,824,187 shares issued and outstanding as of June 30, 2020 and 2019, respectively.

During the year ended June 30, 2020, the Company issued a total of 76,340,273 shares of its common stock:8,000,000 shares valued at $479,800 were issued pursuant to a Preferred Stock Asset Agreement entered into on May 21, 2019 (see Note 6) and a total of 68,340,273 shares valued at $999,479 were issued in conversion of $944,192 note principal, $43,695 accrued interest payable, $7,000 in fees and loss on conversion of debt of $4,592, resulting in the extinguishment of derivative liabilities totaling $461,236.

In addition, as discussed above, Mr. Rubakh returned 3,000,000 shares of the Company’s common stock and was issued 30,000 shares of the Company’s Series B preferred stock.The common shares returned were previously issued to Mr. Rubakh in conversion of 30,000 shares of Series B preferred stock.The common shares were canceled, and the transaction was recorded at the par value of the common and Series B preferred stock.

During the year ended June 30, 2019, the Company issued a total of 20,860,084 shares of its common stock:

a total of 220,000 shares of common stock, valued at $82,057, based on the closing market price of stock on the date of grant, were issued to a consultants; a total of 150,000 shares of common stock valued at $53,250, based on the closing market price of stock on the date of grant, were issued to two lenders as loan fees (See Note 8); and a total of 4,950,000 shares of common stock were issued to a lender in the cashless exercise of warrants and recorded at par value of $4,950, resulting in the extinguishment of derivative liabilities of $772,751; a total of 2,000,000 shares of common stock valued at $285,000 were issued pursuant to a Preferred Stock Exchange Agreement (Note 6); a total of 9,768,400 shares of common stock were issued in the conversion of 97,684 shares of Series B preferred stock and recorded at par value of $9,670;a total of 3,771,684 shares of common stock were issued in the conversion of notes payable principal of $242,400 and accrued interest of $15,367, resulting in the extinguishment of derivative liabilities totaling $95,755. No gain or loss was recorded on these transactions as the conversions and issuances of shares were completed within the terms of the related agreements.

In August 2018, the Company received proceeds of $25,000 from a common stock subscription.Because of the existence of a tainted equity environment, the stock subscription has been recorded as a derivative and revalued at each reporting date.

11.WARRANTS

The Company has granted warrants to non-employee lenders in connection with the issuance of certain convertible promissory notes and to an investor in connection with the purchase of common shares of the Company.The Company has also granted warrants to officers and directors.Certain of the warrants have been subsequently surrendered to the Company and cancelled.

There were no warrants issued by the Company during the year ended June 30, 2020 and no warrants outstanding as of June 30, 2020.Warrant activity for the year ended June 30, 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	348,375	$2.20	2.55	$-
Granted	-	$-
Exercised	(99,713)	$2.16
Cancelled or expired	(248,662)	$2.21

Outstanding and exercisable at June 30, 2019	-

Because the number of common shares to be issued under certain convertible notes payable and other agreements is indeterminate, the Company concluded that the equity environment was tainted as of June 30, 2020.Therefore, all warrants issued prior to that date were included in the Company’s calculations of derivative liabilities.With the cashless exercise of warrants and an exchange of warrants for a convertible promissory note, derivative liabilities totaling $2,123,969 were extinguished in the year ended June 30, 2019.

12. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Power Supply and Purchase Agreement

The Company has consolidated it cryptocurrency operations in one facility in Carthage, New York.The Carthage power supply and purchase agreement was entered into on May 10, 2019 for an initial term of 90 days, with an option to continue the agreement for a subsequent 36 months, which option the Company has exercised. The Company’s sole obligation under the agreement is to pay a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

As of June 30, 2020, the Company had no obligation for future lease payments under non-cancelable operating leases.

13. DERIVATIVE LIABILITIES

The Company as issued convertible notes payable, warrants and Series B preferred stock with put back rights and has entered into exchange and subscription agreements that contain certain provisions that have been identified as derivatives.As of June 30, 2020, the Company has determined that the number of common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options convertible debt and obligations to issue common shares are included in the value of derivative liabilities.

The Company estimates the fair value of the derivative liabilities at the issuance date and at each subsequent reporting date, using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

During the years ended June 30, 2020 and 2019, the Company had the following activity in its derivative liabilities:

	Convertible Notes Payable	Warrants	Put Back Rights	Exchange Agreement	Common Stock Subscription	Total

Derivative liabilities at June 30, 2018	$-	$-	$2,886,965	$-	$-	$2,886,965
Addition to liabilities for new debt/subscription	438,720	-	-	-	25,000	463,720
Addition to liabilities for Exchange Agreement	-	-	-	1,485,000	-	1,485,000
Decrease due to conversions/assignments	(95,758)	(2,124,588)	(2,571,265)	(120,000)	-	(4,911,611)
Decrease due to exercise/surrender of warrants	-	(774,642)	-	-	-	(774,642)
Change in fair value	39,090	2,899,230	(315,700)	(137,800)	(16,478)	2,468,342

Derivative liabilities at June 30, 2019	382,052	-	-	1,227,200	$8,522	$1,617,774

Addition to liabilities for new debt/subscription	270,354	-	-	-	-	270,354
Decrease due to conversions/assignments	(461,236)	-	-	(479,800)	-	(941,036)
Change in fair value	(27,505)	-	-	(747,400)	(7,353)	(782,258)

Derivative liabilities at June 30, 2020	$163,665	$-	$-	$-	$1,169	$164,834

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of June 30, 2020 are as follows:

•	Stock prices on all measurement dates were based on the fair market value
•	Risk-free interest rate of 0.013% to 0.15%
•	The probability of future financing was estimated at 100%
•	Computed volatility ranging from 248% to 258%

These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

14. INCOME TAXES

For the years ended June 30, 2020 and 2019, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of June 30, 2020, the Company has net operating loss carry forwards of approximately $3,010,852 that expire through the year 2038. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s income tax expense (benefit) differs from the “expected” tax expense (benefit) for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to income (loss) before income taxes), as follows:

	Years Ended June 30,
	2020	2019

Tax benefit at the statutory rate	$(227,173)	$(1,997,787)
State income taxes, net of federal income tax benefit	410,032	417,669
Non-deductible items	187,821	1,726,651
Non-taxable items	(165,664)	6,882
Change in valuation allowance	(205,016)	(153,415)

Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2014 through 2019 remain open to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax asset at June 30, 2020 and 2019, respectively, are as follows:

	June 30,
	2020	2019

Net operating loss carryforward	$632,279	$427,263
Less valuation allowance	(632,279)	(427,263)

Net	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets as of June 30, 2020 and 2019 were fully offset by a 100% valuation allowance.

15. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On August 13, 2020, the Board of Directors and the holder of the majority of the voting power of the Company’s outstanding shares approved an increase in the total number of authorized shares to 770,000,000, of which 750,000,000 were designated as common shares and 20,000,000 shares were designated as preferred shares.

On August 25, 2020, the Board of Directors of the Company approved the designation of Series B(2) preferred shares, $0.001 par value per share.Each Series B(2) preferred share is convertible into 100 shares of common stock of the Company.The Series B(2) preferred shares have the right to vote, together with holders of the common stock, on an “as converted basis” on any matter that the Company’s shareholders may be entitled to vote on.

Subsequent to June 30, 2020, the Company issued a total of 13,342,435 shares of its common stock in the conversion of $164,000 convertible note principal, $8,866 accrued interest and $2,000 of conversion fees.

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

Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of June 30, 2020, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of June 30, 2020, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of June 30, 2020, we did not establish a written policy for the approval, identification and authorization of related party transactions.Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2020, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Corrective Action.

Management plans to address the structure of the Board of Directors and discuss adding an audit committee during fiscal year 2021.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and positions of our current executive officers and directors.

Name and Address	Age	Position(s) Held

Steve Rubakh	59	President, CEO, CFO, Secretary, and Director

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

Other Information about our Board of Directors

During our fiscal year ended June 30, 2020, our Board of Directors acted by written consent 5 times.

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

Section 16(a) Compliance by Officers and Directors

Based solely upon a review of Forms 3, 4 and 5 furnished to us,we believe all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our fiscal year ended June 30, 2020, except as follows: no Form 4 was filed by Mr. Steve Rubakh, our CEO, to report the issuance to Mr. Rubakh of a total of 100,000 shares of Series B Preferred Stock on February 25, 2020 for officer compensation.

Item 11. Executive Compensation.

General

We have one executive officer, who is currently our only employee.The Board of Directors of the Company has set the annual the compensation of Steve Rubakh at $150,000 for the years ended June 30, 2020 and 2019.The Board of Directors also has issued shares of Series B Preferred Stock to Mr. Rubakh for additional compensation.The number of shares issued is at the discretion of the Board of Directors.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities, including that of director, during fiscal years 2020, 2019 and and 2018 awarded to, earned by or paid to our executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (2) ($)	Option and Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation (3) ($)	Total ($)

Steve Rubakh	2020	150,000	-	120,000	-	-	-	-	270,000
Chief Executive Officer, Chief	2019	150,000	-	1,312,000	-	-	-	-	1,462,000
Financial Officer and Director(1)	2018	131,250	-	809,000	-	-	-	31,348	971,598

(1)	Mr. Rubakh was appointed as CEO, CFO and Director on April 1, 2015.

(2)	For the year ended June 30, 2020, the Board of Directors authorized the issuance of 100,000 shares of Series B preferred stock as part of Mr. Rubakh’s compensation package.For the year ended June 30, 2019, the Board of Directors authorized the issuance of 70,000 shares of Series B preferred stock as part of Mr. Rubakh's compensation package. For the year ended June 30, 2018, the Board of Directors authorized the issuance of 110,000 shares of Series B preferred stock as part of Mr. Rubakh's compensation package.

(3)	For the year ended June 30, 2018, other compensation is comprised of medical payments and other expenses paid on behalf of Mr. Rubakh.

Accrued compensation payable to Steve Rubakh at June 30, 2020 and 2019 was $122,907 and $69,854, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock, Series A Preferred Stock and Series B preferred stock as of September 8, 2020, for:

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

	Name of	Amount and Nature of	Percent of	Total Voting
Title of Class	Beneficial Owners	Ownership (1)	Class(2)	Shares
Common stock, $0.001 par value:
	Steve Rubakh (3) 73 Buck Road, Suite 2 Huntingdon Valley, PA 19006	1,311,057	1.13%	1,311,057

Series A preferred stock, $0.001 par value:
	Steve Rubakh (3)(4)	500,000	100.0%	500,000,000

Series B preferred stock, $0.001 par value:
	Steve Rubakh (3)(5)	430,000	100.0%	43,000,000

Total voting shares	Steve Rubakh			544,311,057

All officers and directors (one person)				544,311,057

Percentage of voting shares				82.53%

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

(2)	As of September 8, 2020, a total of 116,506,895 shares of the Company's common stock are outstanding.

(3)

Mr. Rubakh owns 1,311,057 shares of common stock directly.Mr. Rubakh holds 430,000 shares of Series B Convertible Preferred Stock directly, convertible into 43,000,000 shares of common stock and representing 43,000,000 total voting shares.Mr. Rubakh also owns all of the outstanding 500,000 shares of the super-voting Series A Preferred stock representing 500,000,000 voting shares.

(4)	The Series A preferred stock is not convertible into common stock but is representative of 500,000,000 shares of common stock solely for voting purposes.

(5)

As of September 8, 2019, a total of 430,000 shares of the Company’s Series B preferred stock are outstanding.The Series B preferred stock is convertible into 43,000,000 shares of common stock, and the holder has the right to vote, together with holders of Common Stock, on an as "converted basis".

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

We have one executive officer, Steve Rubakh, who is currently our only full-time employee and sole member of our Board of Directors.Mr. Rubakh is paid an annual salary established by the Board of Directors and is issued shares of Series B preferred stock for additional compensation.The number of shares issued, generally on a quarterly basis, is at the discretion of the Board of Directors.

During the year ended June 30, 2020 and 2019, the Board of Directors authorized the issuance to Mr. Rubakh of 100,000 and 70,000 total shares of Series B convertible preferred stock.Stock-based compensation of $120,000 and $1,312,000 was recorded for the years ended June 30, 2020 and 2019, respectively, based on the market price of the Company’s common stock on an “as converted” basis.The stock-based compensation – related party is included in general and administrative expenses in the accompanying statements of operations.

The Board of Directors of the Company has set the current annual compensation for Steve Rubakh to include annual salary of $150,000 per year in addition to shares of Series B preferred stock.The Company recorded salary expense to Mr. Rubakh of $150,000 for the years ended June 30, 2020 and 2019.

In April 2019, Mr. Rubakh converted 30,000 shares of Series B preferred stock into 3,000,000 shares of common stock of the Company, recorded at the par value of the common stock issued.On February 27, 2020, Mr. Rubakh returned 3,000,000 shares of the Company’s common stock and was issued 30,000 shares of the Company’s Series B preferred stock which were previously surrendered in the April 2019 conversion.The common shares were canceled, and the transaction was recorded at the par value of the common and Series B preferred stock.

Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $122,907 and $69,854 as of June 30, 2020 and 2019, respectively.

Director Independence

We currently have no independent directors as that term is defined in Rule 4200 of Nasdaq’s listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the years ended June 30, 2020 and 2019, the aggregate fees billed by M&K CPAS PLLC for professional services rendered for the audit (including quarterly reviews) of our annual consolidated financial statements included in our annual report on Form 10-K were $34,050 and $41,123, respectively.

Audit fees consist of amounts billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement

Audit-Related Fees

For the years ended June 30, 2020 and 2019, we were not billed for any audit-related fees.Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees.”

Tax Fees

Tax fees consist of professional services rendered for tax compliance, tax advice and tax planning. The nature of these tax services is tax preparation.Our independent auditors do not provide us with tax compliance, tax advice or tax planning services.

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

ITEM 15.EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

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

3.1(e)

Certificate of Designation for the Company’s Series B Preferred Stock, filed with the Secretary of State of Nevada on December 21, 2015, filed herewith.[Incorporated by reference to Exhibit 3.1(e) to our Annual Report on Form 10-K, filed with the SEC on September 14, 2017.]

3.1(f)

Certificate of Amendment, filed with the Secretary of State of Nevada on March 15, 2017. [Incorporated by reference to Exhibit 3.1(f) to our Annual Report on Form 10-K, filed with the SEC on September 14, 2017.]

3.1(g)

Articles of Merger for the merger of the Company’s wholly-owned subsidiary, Interactive Ventures, Inc., into the Company, filed with the Secretary of State of Nevada on June 14, 2017.[Incorporated by reference to Exhibit 3.1(g) to our Annual Report on Form 8-K, filed with the SEC on September 14, 2017.]

3.1(h)

Certificate of Amendment, filed with the Secretary of State of Nevada on March 15, 2019. [Incorporated by reference to Exhibit 3.1(h) to our Annual Report on Form 10-K, filed with the SEC on September 30,2019.]

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

10.28

Securities Purchase Agreement, dated September 21, 2018, between the Company and Armada Investment Fund, LLC.[Incorporated by reference to Exhibit 10.29 to our Current Report on Form 8-K, filed with the SEC on October 10, 2018.]

10.29	Convertible Note issued September 21, 2018 to Armada Investment Fund, LLC.[Incorporated by reference to Exhibit 10.29 to our Current Report on Form 8-K, filed with the SEC on October 10, 2018.]

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

/s/ Steve Rubakh	September 23, 2020
Steve Rubakh, Principal Executive Officer and Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steve Rubakh	September 23, 2020
Steve Rubakh, Director and Chief Executive Officer	Date

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Description of Exhibit

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

