Form 10-Q
period 2020-09-30
INTEGRATED VENTURES, INC.
filed 2020-11-13
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value per share, was 121,898,621 as of November 13, 2020.

INTEGRATED VENTURES, INC.

FORM 10-Q

SEPTEMBER 30, 2020

2

PART I – FINANCIAL INFORMATION

Integrated Ventures, Inc.
Condensed Balance Sheets
	September 30, 2020	June 30, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$102,435	$6,675
Prepaid expenses and other current assets	6,500	3,250
Total current assets	108,935	9,925

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization of $319,962 and $805,421 as of September 30, 2020 and June 30, 2020	362,949	453,342
Digital currencies	89,741	82,855
Deposits	700	700
Total assets	$562,325	$546,822

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$100,356	$84,443
Accrued expenses	23,655	25,274
Due to related party	113,220	122,907
Derivative liabilities	209,338	164,834
Convertible notes payable, net of discounts of $56,590 and $88,449 as of September 30, 2020 and June 30, 2020	196,243	251,384
Notes payable	25,405	7,583
Total current liabilities	668,217	656,425

Long-term liabilities:
Convertible note payable, net of discount of $125,413 as of September 30, 2020	146,326	-

Total liabilities	814,543	656,425

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of September 30, 2020 and June 30, 2020)	500	500
Series B preferred stock, $0.001 par value, (500,000 shares authorized, 430,000 shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively)	430	430
Common stock, $0.001 par value, (750,000,000 shares authorized, 116,506,895 and 103,164,460 shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively)	116,508	103,165
Additional paid-in capital	22,084,104	21,851,284
Accumulated deficit	(22,453,760)	(22,064,982)
Total stockholders’ deficit	(252,218)	(109,603)
Total liabilities and stockholders’ deficit	$562,325	$546,822

See notes to condensed financial statements

Integrated Ventures, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2020	2019

Revenues:
Cryptocurrency mining	$67,337	$107,465
Sales of cryptocurrency mining equipment	14,890	-
Total revenues	82,227	107,465

Cost of revenues	189,011	227,083

Gross loss	(106,784)	(119,618)

Operating expenses:
General and administrative	99,717	107,385

Loss from operations	(206,501)	(227,003)

Other income (expense):
Interest expense	(100,872)	(301,287)
Realized gain (loss) on digital currencies	88,375	(3,361)
Unrealized loss on digital currencies	(2,521)	-
Loss on disposition of property and equipment	(207,281)	-
Change in fair value of derivative liabilities	40,022	841,736
Loss on conversion of debt	-	(7,545)
Digital currency theft loss	-	(33,037)

Total other income (expense)	(182,277)	496,506

Income (loss) before income taxes	(388,778)	269,503

Provision for income taxes	-	-

Net income (loss)	$(388,778)	$269,503

Net income (loss) per common share:
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding:
Basic	111,986,110	35,499,687
Diluted	111,986,110	105,191,630

See notes to condensed financial statements

Integrated Ventures, Inc.

Condensed Statement of Stockholders’ Deficit

Three Months Ended September 30, 2020 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2020	500,000	$500	430,000	$430	103,164,460	$103,165	$21,851,284	$(22,064,982)	$(109,603)

Issuance of common shares in conversion of convertible notes payable	-	-	-	-	13,342,435	13,343	162,524	-	175,867

Settlement of derivative liabilities	-	-	-	-	-	-	70,296	-	70,296

Net loss	-	-	-	-	-	-	-	(388,778)	(388,778)

Balance, September 30, 2020	500,000	$500	430,000	$430	116,506,895	$116,508	$22,084,104	$(22,453,760)	$(252,218)

See notes to condensed financial statements

Integrated Ventures, Inc.

Condensed Statement of Stockholders’ Deficit

Three Months Ended September 30, 2019 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	500,000	$500	300,000	$300	29,824,187	$29,825	$19,864,239	$(20,983,207)	$(1,088,343)

Common shares issued in Series B preferred stock Exchange Agreement	-	-	-	-	5,000,000	5,000	394,900	-	399,900

Common shares issued in conversion of convertible notes payable	-	-	-	-	5,210,487	5,210	267,485	-	272,695

Settlement of derivative liabilities	-	-	-	-	-	-	115,275	-	115,275

Net income	-	-	-	-	-	-	-	269,503	269,503

Balance, September 30, 2019	500,000	$500	300,000	$300	40,034,674	$40,035	$20,641,899	$(20,713,704)	$(30,970)

See notes to condensed financial statements

Integrated Ventures, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$(388,778)	$269,503
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	110,572	144,612
Amortization of debt discount	91,007	282,390
Loss on disposition of property and equipment	207,281	-
Change in fair value of derivative liabilities	(40,022)	(841,736)
Realized (gain) loss on sale of digital currencies	(88,375)	3,361
Unrealized loss on digital currencies	2,521	-
Loss on conversion of debt	-	7,545
Digital currency theft loss	-	33,037
Changes in assets and liabilities:
Digital currencies	(67,699)	(109,112)
Prepaid expenses and other current assets	(3,250)	(3,250)
Accounts payable	(34,239)	(77)
Accrued expenses	10,248	17,987
Due to related party	(9,687)	9,079
Net cash used in operating activities	(210,421)	(186,661)

Cash flows from investing activities:
Proceeds from the sale of digital currencies	2,283,717	62,971
Purchase of digital currencies	(2,086,898)	-
Purchase of property and equipment	(209,638)	(110,281)
Net cash used in investing activities	(12,819)	(47,310)

Cash flows from financing activities:
Proceeds from convertible notes payable	319,000	247,000
Net cash provided by financing activities	319,000	247,000

Net increase in cash	95,760	13,029
Cash, beginning of period	6,675	48,310

Cash, end of period	$102,435	$61,339

(Continued)

See notes to condensed financial statements

Integrated Ventures, Inc.
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended September 30,
	2020	2019

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Debt discount for derivative liabilities	$154,822	$119,157
Common shares issued for convertible notes payable	175,867	265,150
Settlement of derivative liabilities	70,296	115,275
Note payable issued for property and equipment	17,822	-
Equipment deposits for property and equipment	-	27,971
Common shares issued in Series B preferred stock Exchange Agreement	-	399,900

See notes to condensed financial statements

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2020

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

The Company is developing and acquiring a diverse portfolio of digital currency assets and block chain technologies. Cryptocurrencies are a medium of exchange that uses decentralized control (a block chain) as opposed to a central bank to track and validate transactions. The Company is currently mining Bitcoin and Ethereum, whereby the Company earns revenue by solving “blocks” to be added to the block chain.The Company also purchases certain digital currencies for short-term investment purposes.

In May 2019, the Company consolidated all of its mining operations and signed a power supply and purchase agreement with PetaWatt Properties, LLC.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim periods ended September 30, 2020 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2021. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2020 filed on September 23, 2020 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2020

(Unaudited)

Digital Currencies

Digital currencies consist of Bitcoin, Litecoin and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services, and Chainlink and other digital currencies purchased for short-term investment purposes.Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”).An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired.Impairment exists when the carrying amount exceeds its fair value.In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists.If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary.If the Company concludes otherwise, it is required to perform a quantitative impairment test.To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset.Subsequent reversal of impairment losses is not permitted.Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations. Changes in the fair value of digital currencies during the period are recorded as unrealized gains or losses in other income (expense) in the statements of operations.As of September 30, 2020, the Company’s cost basis of digital currencies exceeded the market value by $2,521, which amount is recorded as unrealized loss on investments.

Property and Equipment

Property and equipment, consisting primarily of computer and other cryptocurrency mining equipment (transaction verification servers), is stated at the lower of cost or estimated realizable value and is depreciated when placed into service using the straight-line method over estimated useful lives. The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has assessed the basis of depreciation of these assets and believes they should be depreciated over a three-year period due to technological obsolescence reflecting rapid development of hardware that has faster processing capacity and other factors. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

During the three months ended September 30, 2020, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $207,281 to loss on disposition of property and equipment.

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

Three Months Ended September 30, 2020

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the three months ended September 30, 2020 and 2019.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.As of September 30, 2020 and June 30, 2020, the amounts reported for cash, prepaid expenses and other current assets, accounts payable, accrued expenses, due to related party and notes payable approximate fair value because of their short maturities.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2020

(Unaudited)

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
September 30, 2020:
Derivative liabilities	$209,338	$-	$-	$209,338

Total liabilities measured at fair value	$209,338	$-	$-	$209,338

June 30, 2020:
Derivative liabilities	$164,834	$-	$-	$164,834

Total liabilities measured at fair value	$164,834	$-	$-	$164,834

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

Three Months Ended September 30, 2020

(Unaudited)

Our revenues currently consist of cryptocurrency mining revenues and revenues from the sale of cryptocurrency mining equipment recognized in accordance with ASC 606 as discussed above. Amounts collected from customers prior to shipment of products are recorded as deferred revenue.

The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin and Ethereum. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives digital currencies, which are recorded as revenue using the closing U.S. dollar price of the related cryptocurrency on the date of receipt. Expenses associated with running the cryptocurrency mining operations, such as equipment depreciation, rent, operating supplies, rent, utilities and monitoring services are recorded as cost of revenues.

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

Income Taxes

The Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2020, tax years 2015 through 2020 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Three Months Ended September 30, 2020

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

	Three Months Ended September 30,
	2020	2019

Weighted average number of shares outstanding – basic	111,986,110	35,499,687
Dilutive effect of convertible debt	-	39,691,943
Dilutive effect of Series B convertible preferred stock	-	30,000,000

Net	111,986,110	105,191,630

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the FASB during the three months ended September 30, 2020 and through the date of filing this report which the Company believes will have a material impact on its financial financial statements.

Reclassifications

Certain amounts in the condensed financial statements for the prior-year periods have been reclassified to conform to the presentation for the current-year periods.

3. GOING CONCERN

The Company has reported recurring operating losses since its inception and used net cash in operating activities of $210,421 in the three months ended September 30, 2020.  As of September 30, 2020, the Company had an accumulated deficit of $22,453,760 and a total stockholders’ deficit of $252,218.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2020

(Unaudited)

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30, 2020	June 30, 2020

Cryptocurrency mining equipment	$666,545	$1,242,397
Furniture and equipment	16,366	16,366
Total	682,911	1,258,763
Less accumulated depreciation and amortization	(319,962)	(805,421)
Net	$362,949	$453,342

Depreciation and amortization expense, included in cost of revenues, was $110,572 and $144,612 for the three months ended September 30, 2020 and 2019, respectively.

5. RELATED PARTY TRANSACTIONS

We have one executive officer, Steve Rubakh, who is currently our only full-time employee and sole member of our Board of Directors. Mr. Rubakh is paid an annual salary established by the Board of Directors and is issued shares of Series B preferred stock for additional compensation. The number of shares issued, generally on a quarterly basis, is at the discretion of the Board of Directors.

The Board of Directors of the Company has set the current annual compensation for Steve Rubakh to include annual salary of $150,000 per year and the issuance of shares of Series B preferred stock as determined by the Board.  The Company recorded salary expense to Mr. Rubakh of $37,500 for the three months ended September 30, 2020 and 2019.  No shares of Series B preferred stock were issued to Mr. Rubakh during the three months ended September 30, 2020 and 2019.

Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $113,220 and $122,907 as of September 30, 2020 and 2019, respectively.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2020

(Unaudited)

6. CONVERTIBLE NOTES PAYABLE

Current Convertible Notes Payable

Current convertible notes payable consist of the following:

	September 30, 2020			June 30, 2020
		Debt			Debt
	Principal	Discount	Net	Principal	Discount	Net

BHP Capital NY, Inc. #4	$-	$-	$-	$66,000	$13,193	$52,807

Armada Investment Fund, LLC #5	-	-	-	20,000	2,739	17,261

Armada Investment Fund, LLC #6	-	-	-	22,000	4,167	17,833

BHP Capital NY, Inc. #5	83,333	7,540	75,793	83,333	21,141	62,192

BHP Capital NY, Inc. #6	60,500	12,041	48,459	60,500	19,188	41,312

Armada Investment Fund, LLC #7	32,000	2,904	29,096	88,000	28,021	59,979

JSJ Investments Inc. #1	77,000	34,105	42,895	-	-	-

Total	$252,833	$56,590	$196,243	$339,833	$88,449	$251,384

In consideration for an agreement to limit conversions of a prior convertible note, the Company issued to Armada Investment Fund, LLC (“Armada”) a fifth convertible promissory note in the principal amount of $20,000.  The note matures on November 1, 2020 and bears interest at 8%.  A debt discount of $8,082 was recorded, consisting of a derivative liability.  Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.  During the three months ended September 30, 2020, Armada converted the entire principal of $20,000, accrued interest payable of $1,184 and conversion fees of $500 into common shares of the Company, extinguishing the debt in full.  As of September 30, 2020, the debt discount had been amortized in full to interest expense.

On November 21, 2019, the Company entered into a sixth convertible promissory note with Armada in the principal amount of $22,000, with an original issue discount of $2,000. The note matures on November 21, 2020 and bears interest at 8%.  A debt discount of $10,590 was recorded, including a derivative liability of $8,090. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.  During the three months ended September 30, 2020, Armada converted the entire principal of $22,000, accrued interest payable of $1,109 and conversion fees of $500 into common shares of the Company, extinguishing the debt in full.  As of September 30, 2020, the debt discount had been amortized in full to interest expense.

On December 2, 2019, the Company entered into a fourth convertible promissory note with BHP Capital NY, Inc. (“BHP”) in the principal amount of $66,000, with an original issue discount of $6,000. The note matures on December 2, 2020 and bears interest at 8%.  A debt discount of $31,153 was recorded, including a derivative liability of $24,153. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price is 70% of the average of the three lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.  During the three months ended September 30, 2020, BHP converted the entire principal of $66,000, accrued interest payable of $3,467 and conversion fees of $1,000 into common shares of the Company, extinguishing the debt in full.  As of September 30, 2020, the debt discount had been amortized in full to interest expense.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2020

(Unaudited)

On February 20, 2020, the Company entered into a fifth convertible promissory note with BHP in the principal amount of $83,333, with an original issue discount of $8,333. The note matures on November 20, 2020, and bears interest at 8%.  A debt discount of $40,507 was recorded, including a derivative liability of $30,674. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price is 70% of the average of the three lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.  As of September 30, 2020, $32,967 of the debt discount had been amortized to interest expense and there was accrued interest payable of $4,073. The Company recorded a derivative liability of $36,140 as of September 30, 2020.

On March 4, 2020, the Company entered into a sixth convertible promissory note with BHP in the principal amount of $60,500, with an original issue discount of $5,500. The note matures on March 4, 2021, and bears interest at 8%.  A debt discount of $28,354 was recorded, including a derivative liability of $22,854. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.  As of September 30, 2020, $16,313 of the debt discount had been amortized to interest expense and there was accrued interest payable of $2,785. The Company recorded a derivative liability of $23,595 as of September 30, 2020.

On March 4, 2020, the Company entered into a seventh convertible promissory note with Armada in the principal amount of $88,000, with an original issue discount of $8,000. The note matures on March 4, 2021, and bears interest at 8%.  A debt discount of $41,408 was recorded, including a derivative liability of $33,408. Armada has the right beginning on the date that is 181 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.  During the three months ended September 30, 2020, Armada converted the principal of $56,000, accrued interest payable of $3,107 and conversion fees of $1,000 into common shares of the Company, resulting in a principal balance of $32,000 and accrued interest payable of $175 as of September 30, 2020.   As of September 30, 2020, $38,504 of the debt discount had been amortized to interest expense.  The Company recorded a derivative liability of $13,213 as of September 30, 2020.

On July 6, 2020, the Company entered into a convertible promissory note with JSJ Investments Inc. (“JSJ”) in the principal amount of $77,000. The note matures on July 6, 2021, and bears interest at 8%.  A debt discount $44,617 was recorded, including a derivative liability of $42,617. JSJ has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock.  The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.  As of September 30, 2020, $10,512 of the debt discount had been amortized to interest expense.  The Company recorded a derivative liability of $33,581 as of September 30, 2020.

Long-Term Convertible Note Payable

On August 4, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle”), providing for the issuance and sale by the Company and the purchase by Eagle of a 6% convertible note of the Company (the “Note”) in the aggregate principal amount of $1,086,957. The Note provides for an 8% original issue discount (“OID”) such that the aggregate purchase price for Note will be $1,000,000. The Note will be purchased by Eagle in various tranches on defined closing dates.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2020

(Unaudited)

The first closing date under the Note was held on August 4, 2020, when the Company sold, and the Buyer purchased the first tranche under the Note for a $271,739 portion of the aggregate $1,086,957, resulting in proceeds to the Company of $250,000 and reflecting the OID of 8%. A subsequent closing of a second tranche of $271,739 portion of the Note shall occur on the filing of the Company’s resale registration statement under the Securities Act of 1933, as amended, covering the entire principal amount of the Note. Eagle has retained the right to purchase the unfunded balance of the Note through February 4, 2022, provided that each purchase must be in an amount of not less than $108,696 ($100,000 after the OID).

The Note matures on February 4, 2022, and bears interest at 6%.A debt discount $139,943 was recorded for the first tranche, including a derivative liability of $112,204. Eagle has at any time to convert principal and accrued interest into shares of the Company’s common stock.The conversion price is 70% of the lowest closing bid price of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.As of September 30, 2020, $14,530 of the debt discount had been amortized to interest expense. The Company recorded a derivative liability of $102,003 as of September 30, 2020.

7.  NOTES PAYABLE

With an effective date of April 20, 2020, a loan to the Company was approved under the terms and conditions of the Paycheck Protection Program (“PPP”) of the United States Small Business Administration (“SBA”) and the CARES Act (2020) (H.R. 748) (15 U.S.C. 636 et seq.) ( the “Act” ) in the amount of $7,583. The loan matures 24 months from inception, bears interest at 1% and had a balance of $7,583 as of September 30, 2020 and June 30, 2020.The loan may be forgiven pursuant to the provisions of the Act.

On September 10, 2020, the Company issued a secured promissory note payable for the purchase of digital mining equipment to Wattum Management Inc. with a principal balance of $17,822.The note matures on October 10, 2021 and bears interest at 10%.The note is secured by the equipment purchased and is payable in twelve equal consecutive monthly installments of $1,567.

8. STOCKHOLDERS’ DEFICIT

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

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of September 30, 2020 and June 30, 2020, which were to members of the Company’s Board of Directors in consideration for services.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2020

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

The Company has 500,000 shares of Series B preferred stock authorized, with 430,000 shares issued and outstanding as of September 30, 2020 and June 30, 2020.

Steve Rubakh, President of the Company, is issued shares of Series B preferred stock as part of his compensation arrangement.  The number of shares issued, generally on a quarterly basis, is at the discretion of the Board of Directors.  No shares of Series B preferred stock were issued to Mr. Rubakh during the three months ended September 30, 2020 and 2019..

Common Stock

On August 13, 2020, the Board of Directors of the Company approved a resolution to increase the number of authorized common shares to 750,000,000.  The Company had 116,506,895 and 103,164,460 shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively.

During the three months ended September 30, 2020, the Company issued a total of 13,342,435 shares of its common stock in conversion of $164,000 note principal, $8,867 accrued interest payable,  and $3,000 in fees, resulting in the extinguishment of derivative liabilities totaling $70,296.  No gain or loss was recorded as the conversions were completed within the terms of the debt agreements.

During the three months ended September 30, 2019, the Company issued a total of 10,210,487 shares of its common stock: 5,000,000 shares valued at $399,900 were issued pursuant to a Series B preferred stock Exchange Agreement entered into on May 21, 2019 and a total of 5,210,487 shares were issued valued at $272,695 were issued in conversion of $263,000 note principal, $2,150 accrued interest payable, and loss on conversion of debt of $7,545, resulting in the extinguishment of derivative liabilities totaling $115,275.

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

As of September 30, 2020, the Company had no obligation for future lease payments under non-cancelable operating leases.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2020

(Unaudited)

10. DERIVATIVE LIABILITIES

The Company has issued convertible notes payable, warrants and Series B preferred stock with put back rights and has entered into exchange and subscription agreements that contain certain provisions that have been identified as derivatives.The Company has determined that the number of common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment is tainted and all additional warrants, stock options convertible debt and obligations to issue common shares are included in the value of derivative liabilities.

The Company estimates the fair value of the derivative liabilities at the issuance date and at each subsequent reporting date, using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

During the three months ended September 30, 2020, we had the following activity in our derivative liabilities:

	Convertible Notes Payable	Common Stock Subscription	Total

Derivative liabilities at June 30, 2020	$163,664	$1,170	$164,834
Addition to liabilities for new debt	154,822	-	154,822
Decrease due to conversions/assignments	(70,296)	-	(70,296)
Change in fair value	(39,658)	(364)	(40,022)

Derivative liabilities at September 30, 2020	$208,532	$806	$209,338

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of September 30, 2020 are as follows:

•	Stock prices on all measurement dates were based on the fair market value

•	Risk-free interest rate of 0.07% to 0.15%

•	The probability of future financing was estimated at 100%

•	Computed volatility ranging from 147% to 230%

These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

11. DIGITAL CURRENCY THEFT LOSS

During the three months ended September 30, 2019, we incurred a digital currency theft loss of $33,037 where a hacker obtained unauthorized access to our online digital currency processing service and transferred digital currencies out of our account.The theft loss has been included as an other expense in the accompanying statement of operations for the three months ended September 30, 2020.

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On October 12, 2020, the Company issued a 5,391,726 shares of its common stock in the conversion of $50,000 convertible note principal, $4,352 accrued interest and $500 of conversion fees.

On October 22, 2020, the Company closed the second tranche of its note payable to Eagle (see Note 6) subsequent to the Company filing the required Form S-1 registration statement..  The second tranche was for $271,739, with proceeds to the Company of $250,000 after the original issue discount.

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

We have discontinued our prior operations and changed our business focus, from our prior technologies relating to the EMS Find platform to acquiring, launching and operating companies in the cryptocurrency sector, mainly in digital currency mining, equipment manufacturing, and sales of branded mining rigs, as well as blockchain software development.  The Company also purchases certain digital currencies for short-term investment purposes.

Financial

We have consolidated our cryptocurrency operations in facility, located in Carthage, New York. The power supply and purchase agreement was entered into on May 10, 2019 for an initial term of 90 days, with an option to continue for a subsequent 36 months, which option the Company has exercised. The Company’s sole obligation under the Agreement is to pay the PetaWatt Properties, LLC, contractual rate per kilowatt hour of electricity, consumed by the Company’s cryptocurrency mining operations.

Revenues from our cryptocurrency mining operations were $67,337 and $107,465 for the three months ended September 30, 2020 and 2019, respectively.  Revenues from the sales of used equipment and parts were $14,890 and $0 for the three months ended September 30, 2020 and 2019, respectively.

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations.We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale.  We report realized gains and losses on the sales of cryptocurrencies (net of transaction costs) and mark our portfolio of cryptocurrencies to market at the end of each quarterly reporting period, reporting unrealized gains or losses on the investments. As of September 30, 2020, our investments at market value totaled $89,741 and were comprised primarily of LINK (Chainlink), with a smaller portfolio of Bitcoin (BTC), Litecoin (LTC) and Ethereum (ETH).

We have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable.  During the three months ended September 30, 2020 we received proceeds from convertible notes payable of $319,000.

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

FINANCIAL OPERATIONS REVIEW

November 2017, revenues commenced from our cryptocurrency mining operations and from sales of cryptocurrency mining equipment. Prior to that date, revenues were generated substantially from the now discontinued Ambulance services, which we have discontinued to focus on new revenue sources.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2019

Revenues

Our cryptocurrency mining revenues decreased to $67,337 in the three months ended September 30, 2020 from $107,465 in the three months ended September 30, 2019.  This decrease in revenues resulted primarily from the Company discontinuing the use of under-performing, non-serviceable mining equipment during the current year period, with new replacement equipment purchased and deployed later in the period.  In addition, the Company’s mining revenue reward rates have been reduced in the current fiscal year.

We also have revenues from the sale of cryptocurrency mining units that have been assembled or refurbished for resale and spare parts.  Such sales totaled $14,890 and $0 in the three months ended September 30, 2020 and 2019, respectively.  Sales of equipment and parts will fluctuate from period to period depending on the current retail demand for our model of cryptocurrency mining units and parts.

Cost of Revenues

Cost of revenues was $189,011 and $227,083 in the three months ended September 30, 2020 and 2019, respectively. The decrease in cost of revenues in the current fiscal year is due primarily to a decrease in depreciation and amortization expense.   Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation and amortization, operating supplies, utilities and consulting services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing or assembling the cryptocurrency mining units sold. We currently are experiencing a gross loss on revenues primarily due to high utility costs and a conservative, short useful life for mining equipment depreciation and amortization.

Operating Expenses

General and administrative expenses decreased to $99,717 in the three months ended September 30, 2020 from $107,385 in the three months ended September 30, 2019. The decreases are due primarily to decreases in consulting and professional fees and travel expenses.

Other Income (Expense)

Our other income (expense) was comprised of the following:

	Three Months Ended September:
	2020	2019

Interest expense	$(100,872)	$(301,287)
Realized gain (loss) on digital currencies (net of transaction costs)	88,375	(3,361)
Unrealized loss on digital currencies	(2,521)	-
Loss on disposition of property and equipment	(207,281)	-
Change in fair value of derivative liabilities	40,022	841,736
Loss on conversion of debt	-	(7,545)
Digital currency theft loss	-	(33,037)

Total other income (expense)	$(182,277)	$496,506

The decrease in our interest expense in the three months ended September 30, 2020, which includes the amortization of debt discount and original issue discount, resulted from multiple conversions of notes payable in full to common stock during the period.  In addition, the amortization of debt discount was significantly less during the current year period.

During the three months ended September 30, 2020 we significantly increased our investing efforts in digital currencies.  In addition to the currencies received as compensation for our mining services, we purchased various digital currencies totaling $2,086,898 and also converted currencies from one denomination to another based on our assessment of market conditions for each respective currency.  We received total proceeds of $2,283,717 from the sale of digital currencies during the three months ended September 30, 2020 and realized a gain on $138,527 for the period.  After deducting transaction costs of $50,152, we reported a net realized gain of $88,375.

The realized loss on investments in the three months ended September 30, 2019 resulted primarily from losses recorded on our digital currencies, as we experienced the negative impact of fluctuating market values.  Our purchases of digital currencies for investment purposes were minimal during this period.

During the three months ended September 30, 2020, we disposed of and wrote off non-serviceable, defective mining equipment with a net book value of $207,281.  The equipment disposed of was replaced during the period with new, more efficient mining equipment.  We did not report any loss on disposition of property and equipment during the three months ended September 30, 2019.

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

The loss on extinguishment of debt of $7,545 in the three months ended September 30, 2019 resulted from conversion of convertible notes to common stock where the conversion terms were outside the related agreements.We did not report any gain or loss on extinguishment of debt during the three months ended September 30, 2019

During the three months ended September 30, 2019, we incurred a digital currency theft loss of $33,037 where a hacker obtained unauthorized access to our online digital currency processing service and transferred digital currencies out of our account.

Net Loss

As a result, we reported a net loss of $388,778 for the three months ended September 30, 2020 and net income of $269,503 for the three months ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of September 30, 2020, we had total current assets of $108,935, including cash of $102,435, and total current liabilities of $668,217, resulting in a working capital deficit of $559,282.  Included in current liabilities as of September 30, 2020 are derivative liabilities totaling $209,338, which we do not anticipate will require the payment of cash to settle.  In addition, we had a total stockholders’ deficit of $252,218 as of September 30, 2020.

We have funded our operations primarily from cash generated from our digital currency mining operations, gains on sale of digital currencies and proceeds from convertible notes payable.  During the three months ended September 30, 2020, we received net proceeds from convertible notes payable of $319,000.

Sources and Uses of Cash

We used net cash in operations of $210,421 in the three months ended September 30, 2020 as a result of our net loss of $388,778, non-cash gains totaling $128,397, increases in digital currencies of $67,699 and prepaid expenses and other current assets of $3,250 and decreases in accounts payable of $34,239 and due to related party of $9,687, partially offset by non-cash expenses totaling $411,381 and increase accrued expenses of $10,248.

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

During the three months ended September 30, 2020, we had net cash provided used in investing activities of $12,819, comprised of the purchase of digital currencies of $2,086,898 and the purchase of property and equipment of $209,638, partially offset by proceeds from the sale of digital currencies of $2,283,717.

During the three months ended September 30, 2019, we used net cash of $47,310 in investing activities comprised of the purchase of property and equipment of $110,281, partially offset by net proceeds from the sale of digital currencies of $62,971.

During the three months ended September 30, 2020, we had net cash provided by financing activities of $319,000 comprised of proceeds from convertible notes payable.

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

Going Concern

The Company has reported recurring operating losses since its inception and used net cash in operating activities of $210,421 in the three months ended September 30, 2020.  As of September 30, 2020, the Company had an accumulated deficit of $22,453,760 and a total stockholders’ deficit of $252,218.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our condensed financial statements and in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2020.  The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

Digital Currencies

Digital currencies consist of Bitcoin and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services, and Chainlink and other digital currencies purchased for short-term investment purposes.  Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”).  An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired.  Impairment exists when the carrying amount exceeds its fair value.  In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists.  If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary.  If the Company concludes otherwise, it is required to perform a quantitative impairment test.  To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset.  Subsequent reversal of impairment losses is not permitted.  Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations. Changes in the fair value of digital currencies during the period are recorded as unrealized gains or losses in other income (expense) in the statements of operations.  As of September 30, 2020, the Company’s cost basis of digital currencies exceeded the market value by $2,521, which amount is recorded as unrealized loss on investments.

Property and Equipment

Property and equipment, consisting primarily of computer and other cryptocurrency mining equipment (transaction verification servers), is stated at the lower of cost or estimated realizable value and is depreciated when placed into service using the straight-line method over estimated useful lives. The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has assessed the basis of depreciation of these assets and believes they should be depreciated over a three-year period due to technological obsolescence reflecting rapid development of hardware that has faster processing capacity and other factors.  Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

During the three months ended September 30, 2020, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $207,281 to loss on disposition of property and equipment.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the three months ended September 30, 2020 and 2019.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of September 30, 2020 and June 30, 2020, the amounts reported for cash, prepaid expenses and other current assets, accounts payable, accrued expenses, due to related party and notes payable approximate fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements).  These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
September 30, 2020:
Derivative liabilities	$209,338	$-	$-	$209,338

Total liabilities measured at fair value	$209,338	$-	$-	$209,338

June 30, 2020:
Derivative liabilities	$164,834	$-	$-	$164,834

Total liabilities measured at fair value	$164,834	$-	$-	$164,834

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

OFF BALANCE SHEET ARRANGEMENTS

The Company has consolidated it cryptocurrency operations in one facility in Carthage, New York.  The Carthage lease and power purchase agreement was entered into on May 10, 2019 for an initial term of 90 days, with an option to continue the lease for a subsequent 36 months, which option the Company has exercised.  The Company’s sole obligation under the lease is to pay the lessor a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

We currently have no other material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING POLICIES

There were no new accounting pronouncements issued or proposed by the FASB during the three months ended September 30, 2020 and through the date of filing this report which the Company believes will have a material impact on its financial financial statements.

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

1.

As of September 30, 2020, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2020, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of September 30, 2020, we did not establish a written policy for the approval, identification and authorization of related party transactions.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2020, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The future impact of the Covid-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of Covid-19 on our business, particularly on the digital currency markets. As of September 30, 2020, our investment in property and equipment of $362,949 could be subject to impairment or change in valuation due to Covid-19 if our crypocurrency mining revenues significantly decrease or we are not able to raise capital sufficient to fund our operations. In addition, current travel restrictions and social distancing requirements make it difficult for our management to access and oversee our operations in the State of New York.

As of September 30, 2020, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended Septemnber 30, 2020, the Company issued a total of 13,342,435 shares of its common stock in conversion of $164,000 note principal, $8,867 accrued interest payable,  and $2,000 in fees, resulting in the extinguishment of derivative liabilities totaling $70,296.

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

INTEGRATED VENTURES, INC.

Dated: November 13, 2020	By:	/s/ Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

