Form 10-Q
period 2020-12-31
INTEGRATED VENTURES, INC.
filed 2021-02-12
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value per share, was 153,649,959 as of February 12, 2021.

INTEGRATED VENTURES, INC.

FORM 10-Q

DECEMBER 31, 2020

2

PART I – FINANCIAL INFORMATION

Integrated Ventures, Inc.

Condensed Balance Sheets

	December 31, 2020	June 30, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$53,052	$6,675
Prepaid expenses and other current assets	3,250	3,250
Total current assets	56,302	9,925

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization of $387,182 and $805,421 as of December 31, 2020 and June 30, 2020, respectively	511,512	453,342
Digital currencies	123,980	82,855
Deposits	700	700
Total assets	$692,494	$546,822

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$77,081	$84,443
Accrued expenses	24,561	25,274
Due to related party	109,655	122,907
Derivative liabilities	244,633	164,834
Convertible notes payable, net of discounts of $22,859 and $88,449 as of December 31, 2020 and June 30, 2020, respectively	54,141	251,384
Notes payable	48,221	7,583
Total current liabilities	558,292	656,425

Long-term liabilities:
Convertible note payable, net of discount of $215,497 and $0 as of December 31, 2020 and June 30, 2020, respectively	327,981	-

Total liabilities	886,273	656,425

Commitments and contingencies

Stockholders’ deficit:
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively)	500	500
Series B preferred stock, $0.001 par value, (500,000 shares authorized, 430,000 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively)	430	430
Common stock, $0.001 par value, (750,000,000 shares authorized, 133,065,283 and 103,164,460 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively)	133,066	103,165
Additional paid-in capital	22,326,068	21,851,284
Accumulated deficit	(22,653,843)	(22,064,982)
Total stockholders’ deficit	(193,779)	(109,603)
Total liabilities and stockholders’ deficit	$692,494	$546,822

See notes to condensed financial statements

Integrated Ventures, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Revenues:
Cryptocurrency mining	$135,888	$126,014	$203,225	$233,479
Sales of cryptocurrency mining equipment	46,232	8,287	61,122	9,663
Total revenues	182,120	134,301	264,347	243,142

Cost of revenues	163,046	263,760	352,057	492,219

Gross profit (loss)	19,074	(129,459)	(87,710)	(249,077)

Operating expenses:
General and administrative	92,028	87,140	191,745	194,525

Loss from operations	(72,954)	(216,599)	(279,455)	(443,602)

Other income (expense):
Interest expense	(89,742)	(181,450)	(190,614)	(482,737)
Realized gain (loss) on digital currencies	(40,474)	(2,235)	47,901	(5,596)
Unrealized gain on digital currencies	6,197	-	3,676	-
Loss on disposition of property and equipment	-	-	(207,281)	-
Change in fair value of derivative liabilities	(3,110)	9,087	36,912	850,823
Loss on conversion of debt	-	(7,215)	-	(14,760)
Digital currency theft loss	-	-	-	(33,037)

Total other income (expense)	(127,129)	(181,813)	(309,406)	314,693

Income (loss) before income taxes	(200,083)	(398,412)	(588,861)	(128,909)

Provision for income taxes	-	-	-	-

Net loss	$(200,083)	$(398,412)	$(588,861)	$(128,909)

Net loss per common share:
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.00)
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding:
Basic	124,303,416	53,904,063	118,144,763	44,701,874
Diluted	124,303,416	53,904,063	118,144,763	44,701,874

See notes to condensed financial statements

Integrated Ventures, Inc.

Condensed Statement of Stockholders’ Deficit

Six Months Ended December 31, 2020 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2020	500,000	$500	430,000	$430	103,164,460	$103,165	$21,851,284	$(22,064,982)	$(109,603)

Issuance of common shares in conversion of convertible notes payable	-	-	-	-	29,900,823	29,901	333,035	-	362,936

Settlement of derivative liabilities	-	-	-	-	-	-	141,749	-	141,749

Net loss	-	-	-	-	-	-	-	(588,861)	(588,861)

Balance, December 31, 2020	500,000	$500	430,000	$430	133,065,283	$133,066	$22,326,068	$(22,653,843)	$(193,779)

See notes to condensed financial statements

Integrated Ventures, Inc.

Condensed Statement of Stockholders’ Deficit

Six Months Ended December 31, 2019 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	500,000	$500	300,000	$300	29,824,187	$29,825	$19,864,239	$(20,983,207)	$(1,088,343)

Common shares issued in Series B preferred stock Exchange Agreement	-	-	-	-	8,000,000	8,000	471,800	-	479,800

Common shares issued in conversion of convertible notes payable	-	-	-	-	27,931,545	27,931	524,133	-	552,064

Settlement of derivative liabilities	-	-	-	-	-	-	228,840	-	228,840

Net loss	-	-	-	-	-	-	-	(128,909)	(128,909)

Balance, December 31, 2019	500,000	$500	300,000	$300	65,755,732	$65,756	$21,089,012	$(21,112,116)	$43,452

See notes to condensed financial statements

Integrated Ventures, Inc.

Condensed Statements of Cash Flows

 (Unaudited)

	Six Months Ended December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(588,861)	$(128,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	177,792	294,242
Amortization of debt discount	166,031	433,805
Loss on disposition of property and equipment	207,281	-
Change in fair value of derivative liabilities	(36,912)	(850,823)
Realized (gain) loss on sale of digital currencies	(47,901)	5,596
Unrealized (gain) loss on digital currencies	(3,676)	-
Loan fees added to debt principal	-	20,000
Loss on conversion of debt	-	14,760
Digital currency theft loss	-	33,037
Changes in assets and liabilities:
Digital currencies	(219,853)	(232,722)
Accounts payable	(84,986)	(4,306)
Accrued expenses	22,390	30,157
Due to related party	(13,252)	27,811
Net cash used in operating activities	(421,947)	(357,352)

Cash flows from investing activities:
Proceeds from the sale of digital currencies	3,243,219	176,719
Purchase of digital currencies	(2,939,468)	-
Purchase of property and equipment	(381,243)	(117,954)
Net cash provided by (used in) investing activities	(77,492)	58,765

Cash flows from financing activities:
Proceeds from convertible notes payable	563,000	325,500
Repayment of notes payable	(17,184)	-
Net cash provided by financing activities	545,816	325,500

Net increase in cash	46,377	26,913
Cash, beginning of period	6,675	48,310

Cash, end of period	$53,052	$75,223

(Continued)

See notes to condensed financial statements

Integrated Ventures, Inc.

Condensed Statements of Cash Flows (Continued)

(Unaudited)

	Six Months Ended December 31,
	2020	2019

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Debt discount for derivative liabilities	$258,460	$183,418
Common shares issued for convertible notes payable	362,936	537,304
Settlement of derivative liabilities	141,749	228,840
Notes payable issued for property and equipment	57,822	-
Property and equipment purchased with digital currencies	4,178	-
Equipment deposits for property and equipment	-	27,971
Common shares issued in Series B preferred stock Exchange Agreement	-	479,800

See notes to condensed financial statements

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2020

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim periods ended December 31, 2020 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2021. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed on September 23, 2020 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2020

(Unaudited)

Digital Currencies

Digital currencies consist of Bitcoin, Litecoin and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services, and Chainlink and other digital currencies purchased for short-term investment purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update (“ASU”) No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations. Changes in the fair value of digital currencies during the period are recorded as unrealized gains or losses in other income (expense) in the statements of operations. As of December 31, 2020, the market value of digital currencies exceeded the Company’s cost basis by $3,676, which amount is recorded as unrealized gain on digital currencies. The Company had a realized gain on the sale of digital currencies of $47,901 in the six months ended December 31, 2020.

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

During the six months ended December 31, 2020, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $207,281 to loss on disposition of property and equipment.

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

Six Months Ended December 31, 2020

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the three months and six months ended December 31, 2020 and 2019.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2020 and June 30, 2020, the amounts reported for cash, prepaid expenses and other current assets, accounts payable, accrued expenses, due to related party and notes payable approximate fair value because of their short maturities.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2020

(Unaudited)

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2020:
Derivative liabilities	$244,633	$-	$-	$244,633

Total liabilities measured at fair value	$244,633	$-	$-	$244,633

June 30, 2020:
Derivative liabilities	$164,834	$-	$-	$164,834

Total liabilities measured at fair value	$164,834	$-	$-	$164,834

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

Six Months Ended December 31, 2020

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

Income Taxes

The Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2020, tax years 2015 through 2020 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2020

(Unaudited)

Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in-the-money” stock options and warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. Equivalent shares are not utilized when the effect is anti-dilutive. For the three months and six months ended December 31, 2020 and 2019, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the FASB during the six months ended December 31, 2020 and through the date of filing this report which the Company believes will have a material impact on its financial financial statements.

Reclassifications

Certain amounts in the condensed financial statements for the prior-year periods have been reclassified to conform to the presentation for the current-year periods.

3. GOING CONCERN

The Company has reported recurring operating losses since its inception and used net cash in operating activities of $421,947 in the six months ended December 31, 2020. As of December 31, 2020, the Company had an accumulated deficit of $22,653,843 and a total stockholders’ deficit of $193,779. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2020

(Unaudited)

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	December 31, 2020	June 30, 2020

Cryptocurrency mining equipment	$882,328	$1,242,397
Furniture and equipment	16,366	16,366
Total	898,694	1,258,763
Less accumulated depreciation and amortization	(387,182)	(805,421)
Net	$511,512	$453,342

Depreciation and amortization expense, included in cost of revenues, was $67,220 and $149,630 for the three months ended December 31, 2020 and 2019, respectively, and $177,792, and $294,242 for the six months ended December 31, 2020 and 2019, respectively.

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

The Board of Directors of the Company has set the current annual compensation for Steve Rubakh to include annual salary of $150,000 per year and the issuance of shares of Series B preferred stock as determined by the Board. The Company recorded salary expense to Mr. Rubakh of $37,500 for the three months ended December 31, 2020 and 2019 and $75,000 for the six months ended December 31, 2020 and 2019. No shares of Series B preferred stock were issued to Mr. Rubakh during the three months or six months ended December 31, 2020 and 2019.

Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $109,655 and $122,907 as of December 31, 2020 and 2019, respectively.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2020

(Unaudited)

6. CONVERTIBLE NOTES PAYABLE

Current Convertible Notes Payable

Current convertible notes payable consist of the following:

	December 31, 2020			June 30, 2020
		Debt			Debt
	Principal	Discount	Net	Principal	Discount	Net

BHP Capital NY, Inc. #4	$-	$-	$-	$66,000	$13,193	$52,807

Armada Investment Fund, LLC #5	-	-	-	20,000	2,739	17,261

Armada Investment Fund, LLC #6	-	-	-	22,000	4,167	17,833

BHP Capital NY, Inc. #5	-	-	-	83,333	21,141	62,192

BHP Capital NY, Inc. #6	-	-	-	60,500	19,188	41,312

Armada Investment Fund, LLC #7	-	-	-	88,000	28,021	59,979

JSJ Investments Inc. #1	77,000	22,859	54,141	-	-	-

Total	$77,000	$22,859	$54,141	$339,833	$88,449	$251,384

In consideration for an agreement to limit conversions of a prior convertible note, the Company issued to Armada Investment Fund, LLC (“Armada”) a fifth convertible promissory note in the principal amount of $20,000. The note matures on November 1, 2020 and bears interest at 8%. A debt discount of $8,082 was recorded, consisting of a derivative liability. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. During the six months ended December 31, 2020, Armada converted the entire principal of $20,000, accrued interest payable of $1,184 and conversion fees of $500 into common shares of the Company, extinguishing the debt in full. As of December 31, 2020, the debt discount had been amortized in full to interest expense.

On November 21, 2019, the Company entered into a sixth convertible promissory note with Armada in the principal amount of $22,000, with an original issue discount of $2,000. The note matures on November 21, 2020 and bears interest at 8%. A debt discount of $10,590 was recorded, including a derivative liability of $8,090. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. During the six months ended December 31, 2020, Armada converted the entire principal of $22,000, accrued interest payable of $1,109 and conversion fees of $500 into common shares of the Company, extinguishing the debt in full. As of December 31, 2020, the debt discount had been amortized in full to interest expense.

On December 2, 2019, the Company entered into a fourth convertible promissory note with BHP Capital NY, Inc. (“BHP”) in the principal amount of $66,000, with an original issue discount of $6,000. The note matures on December 2, 2020 and bears interest at 8%. A debt discount of $31,153 was recorded, including a derivative liability of $24,153. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. During the six months ended December 31, 2020, BHP converted the entire principal of $66,000, accrued interest payable of $3,467 and conversion fees of $1,000 into common shares of the Company, extinguishing the debt in full. As of December 31, 2020, the debt discount had been amortized in full to interest expense.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2020

(Unaudited)

On February 20, 2020, the Company entered into a fifth convertible promissory note with BHP in the principal amount of $83,333, with an original issue discount of $8,333. The note matures on November 20, 2020, and bears interest at 8%. A debt discount of $40,507 was recorded, including a derivative liability of $30,674. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. During the six months ended December 31, 2020, BHP converted the entire principal of $83,333, accrued interest payable of $4,663 and conversion fees of $1,000 into common shares of the Company, extinguishing the debt in full. As of December 31, 2020, the debt discount had been amortized in full to interest expense.

On March 4, 2020, the Company entered into a sixth convertible promissory note with BHP in the principal amount of $60,500, with an original issue discount of $5,500. The note matures on March 4, 2021, and bears interest at 8%. A debt discount of $28,354 was recorded, including a derivative liability of $22,854. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. During the six months ended December 31, 2020, BHP converted the entire principal of $60,500, accrued interest payable of $3,872 and conversion fees of $500 into common shares of the Company, extinguishing the debt in full. As of December 31, 2020, the debt discount had been amortized in full to interest expense.

On March 4, 2020, the Company entered into a seventh convertible promissory note with Armada in the principal amount of $88,000, with an original issue discount of $8,000. The note matures on March 4, 2021, and bears interest at 8%. A debt discount of $41,408 was recorded, including a derivative liability of $33,408. Armada has the right beginning on the date that is 181 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. During the six months ended December 31, 2020, Armada converted the entire principal of $88,000, accrued interest payable of $3,808 and conversion fees of $1,500 into common shares of the Company, extinguishing the debt in full. As of December 31, 2020, the debt discount had been amortized in full to interest expense.

On July 6, 2020, the Company entered into a convertible promissory note with JSJ Investments Inc. (“JSJ”) in the principal amount of $77,000. The note matures on July 6, 2021, and bears interest at 8%. A debt discount $44,617 was recorded, including a derivative liability of $42,617. JSJ has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. As of December 31, 2020, $21,758 of the debt discount had been amortized to interest expense. The Company recorded a derivative liability of $26,603 as of December 31, 2020.

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

Six Months Ended December 31, 2020

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

On October 22, 2020, the Company closed the second tranche of the Note subsequent to the Company filing the required Form S-1 registration statement. The second tranche was for $271,739, with proceeds to the Company of $250,000 after the original issue discount.

The Note matures on February 4, 2022, and bears interest at 6%. Eagle has at any time to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the lowest closing bid price of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.

A debt discount $139,943 was recorded for the first tranche, including a derivative liability of $112,204. As of December 31, 2020, $37,981 of the debt discount had been amortized to interest expense. The Company recorded a derivative liability of $109,176 as of December 31, 2020.

A debt discount $131,378 was recorded for the second tranche, including a derivative liability of $103,639. As of December 31, 2020, $17,843 of the debt discount had been amortized to interest expense. The Company recorded a derivative liability of $107,021 as of December 31, 2020.

7. NOTES PAYABLE

With an effective date of April 20, 2020, a loan to the Company was approved under the terms and conditions of the Paycheck Protection Program (“PPP”) of the United States Small Business Administration (“SBA”) and the CARES Act (2020) (H.R. 748) (15 U.S.C. 636 et seq.) ( the “Act” ) in the amount of $7,583. The loan matures 24 months from inception, bears interest at 1% and had a balance of $7,583 as of December 31, 2020 and June 30, 2020. The loan may be forgiven pursuant to the provisions of the Act.

In August and September 2020, the Company entered into two agreements for the purchase of digital mining with Wattum Management Inc. resulting in two promissory notes in the principal amounts of $17,822 and $40,000. The notes are secured by the equipment purchased and bear interest at 10%.

The $17,822 note is payable in twelve equal consecutive monthly installments of $1,567 and matures in September 2021. The note had a principal balance of $13,531 as of December 31, 2020.

The $40,000 note is payable in twelve equal consecutive monthly installments of $3,516 and matures in August 2021. The note had a principal balance of $27,107 as of December 31, 2020.

8. STOCKHOLDERS’ DEFICIT

Preferred Stock

Series A Preferred Stock

On January 25, 2019, the Board of Directors of the Company approved a resolution to increase the number of authorized preferred shares to 20,000,000 shares.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2020

(Unaudited)

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

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of December 31, 2020 and June 30, 2020, which were issued to members of the Company’s Board of Directors in consideration for services.

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

The Company has 500,000 shares of Series B preferred stock authorized, with 430,000 shares issued and outstanding as of December 31, 2020 and June 30, 2020.

Steve Rubakh, President of the Company, is issued shares of Series B preferred stock as part of his compensation arrangement. The number of shares issued, generally on a quarterly basis, is at the discretion of the Board of Directors. No shares of Series B preferred stock were issued to Mr. Rubakh during the six months ended December 31, 2020 and 2019.

Common Stock

On August 13, 2020, the Board of Directors of the Company approved a resolution to increase the number of authorized common shares to 750,000,000. The Company had 133,065,283 and 103,164,460 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively.

During the six months ended December 31, 2020, the Company issued a total of 29,900,823 shares of its common stock in conversion of $339,833 note principal, $18,103 accrued interest payable, and $5,000 in fees, resulting in the extinguishment of derivative liabilities totaling $141,749. No gain or loss was recorded as the conversions were completed within the terms of the debt agreements.

During the six months ended December 31, 2019, the Company issued a total of 35,931,545 shares of its common stock: 8,000,000 shares valued at $479,800 were issued pursuant to a Preferred Stock Asset Agreement entered into on May 21, 2019 and a total of 27,931,545 shares valued at $544,849 were issued in conversion of $523,151 note principal, $11,653 accrued interest payable, $2,500 in fees and loss on conversion of debt of $14,760, resulting in the extinguishment of derivative liabilities totaling $228,840.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2020

(Unaudited)

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

As of December 31, 2020, the Company had no obligation for future lease payments under non-cancelable operating leases.

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

During the six months ended December 31, 2020, we had the following activity in our derivative liabilities:

	Convertible Notes Payable	Common Stock Subscription	Total

Derivative liabilities at June 30, 2020	$163,664	$1,170	$164,834
Addition to liabilities for new debt	258,460	-	258,460
Decrease due to conversions/assignments	(141,749)	-	(141,749)
Change in fair value	(37,575)	663	(36,912)

Derivative liabilities at December 31, 2020	$242,800	$1,833	$244,633

Key inputs and assumptions used in valuing the Company’s derivative liabilities as of December 31, 2020 are as follows:

•	Stock prices on all measurement dates were based on the fair market value
•	Risk-free interest rate of 0.08% to 0.13%
•	The probability of future financing was estimated at 100%
•	Computed volatility ranging from 166% to 201%

These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2020

(Unaudited)

11. DIGITAL CURRENCY THEFT LOSS

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

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Series C Preferred Stock

Effective January 14, 2021, the Company filed a Certificate of Designation (“Certificate of Designation”) of the Series C Convertible Preferred Stock with the Nevada Secretary of State. The Company has authorized the issuance of an aggregate of 3,000 shares of the Series C Preferred Stock and at a closing held January 22, 2021, 750 shares of Series C Preferred Stock were issued pursuant to a Securities Purchase Agreement (see below) to the Holder. The Certificate of Designation was amended January 21, 2021 by the filing of an Amendment thereto with the Nevada Secretary of State restating the Certificate of Designation as amended thereby. The Company has agreed to file a Registration Statement with the SEC with respect to the Series C Preferred Stock and to have that Registration Statement declared effective within 180 days of February 22, 2021.

The number of authorized shares of the Series C Convertible Preferred Stock (the “Series C Preferred Stock”) authorized pursuant to the Certificate of Designation, as amended, is 3,000. Each share of Series C Preferred Stock has a par value of $0.001 per share and a stated value of $1,100 per share. The shares of Series C Preferred Stock are convertible into shares of the Company’s common stock at a conversion price per share equal to $0.068 per share.

The holders of the Series C Preferred Stock shall have the right to vote together with holders of common ztock, on an as “converted basis”, on any matter that the Company’s shareholders may be entitled to vote on, either by written consent or by proxy.

Securities Purchase Agreements

On January 14, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) with BHP Capital NY, Inc. (“BHP”), providing for the issuance and sale by the Company and the purchase by BHP of newly designated shares of Series C Convertible Preferred Stock issued by the Company. Under the Agreement, the purchase price per share of Series C Convertible Preferred Stock is $1,000. The first closing under the Agreement was held on January 22, 2021, at which the Company sold, and BHP purchased 750 shares of Series C Preferred Stock for $750,000. The Company received net proceeds of $740,000 after payment of legal fees. The Company also on that date issued 2,000,000 shares of its common stock BHP as equity incentive shares.

Pursuant to a second Securities Purchase Agreement effective February 5, 2021, BHP purchased a second tranche consisting of 375,000 shares of Series C Preferred Stock for $375,000. As an equity incentive to this purchase of Series C Preferred Stock, 1,000,000 shares of the Company’s common stock were issued to BHP.

Common Stock Issuances

Subsequent to December 31, 2020, the Company issued a total of 17,368,060 shares of its common stock in the conversion of $348,739 convertible note principal, $7,278 accrued interest and $300 of conversion fees. As a result, the July 6, 2020 convertible note payable to JSJ with an original principal balance of $77,000 and the first tranche of a convertible note payable to Eagle with an original principal balance of $271,739 were extinguished in full. See Note 6.

Effective January 19, 2021, the Company issued 216,616 shares of its common stock to a consultant for services valued at $24,261, based on the closing market price of the common stock on the date of the agreement.

Purchases of Cryptocurrency Mining Equipment

Subsequent to December 31, 2020, the Company purchased a total of 136 digital currency miners for a total purchase price of $435,964. Once the miners are delivered, installed and old miners replaced, the Company will have a total of 552 digital currency miners in operation.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

Subsequent to December 31, 2020, the Company purchased a total of 136 digital currency miners for a total purchase price of $435,964. Once the miners are delivered, installed and old miners replaced, the Company will have a total of 552 digital currency miners in operation, consisting of the following:.

Description	Number of Units
Antminer S17/19	198
Antminer Z11	12
WhatsMiner M31/M32S	241
WhatsMiner M21S	26
Fuel P102 Eth	75
Total	552

Revenues from our cryptocurrency mining operations were $135,888 and $126,014 for the three months ended December 31, 2020 and 2019 and $203,225 and $233,479 for the six months ended December 31, 2020 and 2019, respectively. Revenues from the sales of used equipment and parts were $46,232 and $8,287 for the three months ended December 31, 2020 and 2019 and $61,122 and $9,663 for the six months ended December 31, 2020 and 2019, respectively.

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations.We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale. We report realized gains and losses on the sales of cryptocurrencies (net of transaction costs) and mark our portfolio of cryptocurrencies to market at the end of each quarterly reporting period, reporting unrealized gains or losses on the digital currencies. As of December 31, 2020, our digital currencies at market value totaled $123,980 and were comprised primarily of LINK (Chainlink), Bitcoin (BTC), and Ethereum (ETH).

We have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable. During the six months ended December 31, 2020 we received proceeds from convertible notes payable of $563,000. We also funded the purchase of cryptocurrency mining equipment through short-term installment debt totaling $57,822.

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

FINANCIAL OPERATIONS REVIEW

In November 2017, revenues commenced from our cryptocurrency mining operations and from sales of cryptocurrency mining equipment. Prior to that date, revenues were generated substantially from the now discontinued Ambulance services, which we have discontinued to focus on new revenue sources.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2019

Revenues

Our cryptocurrency mining revenues increased to $135,888 in the three months ended December 31, 2020 from $126,014 in the three months ended December 31, 2019. This increase in revenues resulted primarily from the Company replacing under-performing, non-serviceable mining equipment during the current fiscal year with new more efficient equipment.

On a year-to-date basis, our crypto currency mining revenues decreased to $203,225 in the six months ended December 31, 2020 from $233,479 in the six months ended December 32, 2019. The increase in revenues from replacing mining equipment were offset by a reduction in the Company’s mining revenue reward rates in the current fiscal year.

We also have revenues from the sale of cryptocurrency mining units that have been assembled or refurbished for resale and the sale of spare parts. Such sales totaled $46,232 and $8,287 in the three months ended December 31, 2020 and 2019 and $61,122 and $9,663 in the six months ended December 31, 2020 and 2019, respectively. The increase in sales of unused equipment and parts was due to the replacement of under-performing, non-serviceable mining equipment during the current fiscal year with new more efficient equipment. Sales of equipment and parts will fluctuate from period to period depending on the current retail demand for our model of cryptocurrency mining units and parts.

Cost of Revenues

Cost of revenues was $163,046 and $263,760 in the three months ended December 31, 2020 and 2019 and $352,057 and $492,219 in the six months ended December 31, 2020 and 2019, respectively. The decrease in cost of revenues in the current fiscal year is due primarily to a decrease in depreciation and amortization expense. Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation and amortization, operating supplies, utilities and consulting services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing or assembling the cryptocurrency mining units sold. We reported a gross profit on revenues of $19,074 in the three months ended December 31, 2020. Previously in prior periods, we have reported a gross loss on revenues primarily due to high utility costs and a conservative, short useful life for mining equipment depreciation and amortization.

Operating Expenses

Our operating expenses have generally remained constant in the current fiscal year compared to the prior fiscal year. Our general and administrative expenses increased to $92,028 in the three months ended December 31, 2020 from $87,140 in the three months ended December 31, 2019 and decreased to $191,745 in the six months ended December 31, 2020 from $194,525 in the six months ended Deember 31, 2019. Fluctuations in operating expenses from period to period result primarily from changes in consulting and professional fees and travel expenses.

Other Income (Expense)

Our other income (expense) was comprised of the following:

	Three Months Ended December 31:		Six Months Ended December 31:
	2020	2019	2020	2019

Interest expense	$(89,742)	$(181,450)	$(190,614)	$(482,737)
Realized gain (loss) on digital currencies	(40,474)	(2,235)	47,901	(5,596)
Unrealized gain on digital currencies	6,197	-	3,676	-
Loss on disposition of property and equipment	-	-	(207,281)	-
Change in fair value of derivative liabilities	(3,110)	9,087	36,912	850,823
Loss on conversion of debt	-	(7,215)	-	(14,760)
Digital currency theft loss	-	-	-	(33,037)

Total other income (expense)	$(127,129)	$(181,813)	$(309,406)	$314,693

The decrease in our interest expense in the three months and six months ended December 31, 2020, which includes the amortization of debt discount and original issue discount, resulted from multiple conversions of notes payable in full to common stock during the current fiscal year, partially offset by interest expense on new debt. In addition, the amortization of debt discount to interest expense was significantly less in the current fiscal year.

In the current fiscal year we have significantly increased our investing efforts in digital currencies. In addition to the currencies received as compensation for our mining services, we purchased various digital currencies totaling $2,939,468 and also converted currencies from one denomination to another based on our assessment of market conditions for each respective currency. The market value of individual currency denominations continually fluctuates and the fluctuations may be material from day to day. During the six months ended December 31, 2020, we received total proceeds of $3,243,219 from the sale of digital currencies and incurred transactions fees totaling $77,624, which are deducted from the gain or loss realized. We realized a gain on digital currencies of $47,901, after deducting transaction costs, in the six months ended December 31, 2020. We realized losses on digital currencies, after deducting transaction costs, of $40,474 and $2,235 in the three months ended December 31, 2020 and 2019, respectively, and $5,596 in the six months ended December 31, 2019 as we experienced the negative impact of fluctuating market values. .

We record our investment in digital currencies at market value. Changes in the fair value of digital currencies during the period are recorded as unrealized gains or losses in other income (expense). As of December 31, 2020, the market value of digital currencies exceeded the Company’s cost basis by $3,676, which amount is recorded as unrealized gain on digital currencies for the six months ended December 31, 2020. As a result we also reported an unrealized gain on digital currencies of $6,197 in the three months ended December 31, 2020. We reported no unrealized gains or losses in the three months and six months ended December 31, 2019.

During the six months ended December 31, 2020, we disposed of and wrote off non-serviceable, defective mining equipment with a net book value of $207,281. The equipment disposed of was replaced during the period with new, more efficient mining equipment. We did not report any loss on disposition of property and equipment during the three months ended December 31, 2020 and 2019 or the six months ended December 31, 2019.

We estimate the fair value of the derivatives associated with our convertible debt, options, warrants and other contracts using, as applicable, either the Black-Scholes pricing model or multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

The losses on extinguishment of debt of $7,215 in the three months ended December 31, 2019 and $14,760 in the six months ended December 31, 2019 resulted from conversion of convertible notes to common stock where the conversion terms were outside the related agreements. We did not report any gain or loss on extinguishment of debt during the three months or six months ended December 31, 2020.

During the six months ended December 31, 2019, we incurred a digital currency theft loss of $33,037 where a hacker obtained unauthorized access to our online digital currency processing service and transferred digital currencies out of our account.

Net Loss

As a result, we reported a net loss of $200,083 and $398,412 for the three months ended December 31, 2020 and 2019 and $588,861 and $128,909 for the six months ended December 31, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of December 31, 2020, we had total current assets of $56,302, including cash of $53,052, and total current liabilities of $558,292, resulting in a working capital deficit of $501,990. Included in current liabilities as of December 31, 2020 are derivative liabilities totaling $244,633, which we do not anticipate will require the payment of cash to settle. In addition, we had a total stockholders’ deficit of $193,779 as of December 31, 2020.

We have funded our operations primarily from cash generated from our digital currency mining operations, gains on sale of digital currencies and proceeds from convertible notes payable. During the six months ended December 31, 2020, we received net proceeds from convertible notes payable of $563,000. We also funded the purchase of cryptocurrency mining equipment through short-term installment debt totaling $57,822.

Sources and Uses of Cash

We used net cash in operations of $421,947 in the six months ended December 31, 2020 as a result of our net loss of $588,861, non-cash gains totaling $88,489, increases in digital currencies of $219,853 and decreases in accounts payable of $84,986 and due to related party of $13,252, partially offset by non-cash expenses totaling $551,104 and increase accrued expenses of $22,390.

We used net cash in operations of $357,352 in the six months ended December 31, 2019 as a result of our net loss of $128,909, non-cash gain of $850,823, increase in digital currencies of $232,722 and decrease in accounts payable of $4,306, partially offset by non-cash expenses totaling $801,440 and increases in accrued expenses of $30,157 and due to related party of $27,811.

During the six months ended December 31, 2020, we used net cash in investing activities of $77,492, comprised of the purchase of digital currencies of $2,939,468 and the purchase of property and equipment of $381,243, partially offset by proceeds from the sale of digital currencies of $3,243,219.

During the six months ended December 31, 2019, we had net cash provided by investing activities of $58,765 comprised of net proceeds from the sale of investments of $176,719, partially offset by the purchase of property and equipment of $117,954.

During the six months ended December 31, 2020, we had net cash provided by financing activities of $545,816 comprised of proceeds from convertible notes payable of $563,000, partially offset by repayment of notes payable of $17,184.

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

Subsequent Funding

On January 14, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) with BHP Capital NY, Inc. (“BHP”), providing for the issuance and sale by the Company and the purchase by BHP of newly designated shares of Series C Convertible Preferred Stock issued by the Company. Under the Agreement, the purchase price per share of Series C Convertible Preferred Stock is $1,000. The first closing under the Agreement was held on January 22, 2021, at which the Company sold, and BHP purchased 750 shares of Series C Preferred Stock for $750,000. The Company received net proceeds of $740,000 after payment of legal fees. The Company also on that date issued 2,000,000 shares of its common stock BHP as equity incentive shares.

Pursuant to a second Securities Purchase Agreement effective February 5, 2021, BHP purchased a second tranche consisting of 375,000 shares of Series C Preferred Stock for $375,000. As an equity incentive to this purchase of Series C Preferred Stock, 1,000,000 shares of the Company’s common stock were issued to BHP.

Going Concern

The Company has reported recurring operating losses since its inception and used net cash in operating activities of $421,947 in the six months ended December 31, 2020. As of December 31, 2020, the Company had an accumulated deficit of $22,653,843 and a total stockholders’ deficit of $193,779. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Digital Currencies

Digital currencies consist of Bitcoin and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services, and Chainlink and other digital currencies purchased for short-term investment purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update (“ASU”) No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations. Changes in the fair value of digital currencies during the period are recorded as unrealized gains or losses in other income (expense) in the statements of operations. As of December 31, 2020, the market value of digital currencies exceeded the Company’s cost basis by $3,676, which amount is recorded as unrealized gain on digital currencies for the six months ended December 31, 2020. The Company had a realized gain on the sale of digital currencies of $47,901 in the six months ended December 31, 2020.

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

During the six months ended December 31, 2020, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $207,281 to loss on disposition of property and equipment.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the three months or six months ended December 31, 2020 and 2019.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2020 and June 30, 2020, the amounts reported for cash, prepaid expenses and other current assets, accounts payable, accrued expenses, due to related party and notes payable approximate fair value because of their short maturities.

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

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2020:
Derivative liabilities	$244,633	$-	$-	$244,633

Total liabilities measured at fair value	$244,633	$-	$-	$244,633

June 30, 2020:
Derivative liabilities	$164,834	$-	$-	$164,834

Total liabilities measured at fair value	$164,834	$-	$-	$164,834

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

RECENTLY ISSUED ACCOUNTING POLICIES

There were no new accounting pronouncements issued or proposed by the FASB during the six months ended December 31, 2020 and through the date of filing this report which the Company believes will have a material impact on its financial financial statements.

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

1.

As of December 31, 2020, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2020, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of December 31, 2020, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The future impact of the Covid-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of Covid-19 on our business, particularly on the digital currency markets. As of December 31, 2020, our investment in property and equipment of $511,512 could be subject to impairment or change in valuation due to Covid-19 if our crypocurrency mining revenues significantly decrease or we are not able to raise capital sufficient to fund our operations. In addition, current travel restrictions and social distancing requirements make it difficult for our management to access and oversee our operations in the State of New York.

As of December 31, 2020, the reported values of the Company’s material convertible debt and derivative liabilities are based on multiple factors, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. We believe these inputs will be subject to even more significant changes due to the impact on capital markets of Covid-19, and the future estimated fair value of these liabilities may fluctuate materially from period to period.

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

Our business can potentially be impacted by the effects of the COVID-19 as follows: (1) effect our financial condition, operating results and reduce cash flows; (2) cause disruption to the activities of equipment suppliers; (3) negatively effect the Company’s mining activities due to imposition of related public health measures and travel and business restrictions; (4) create disruptions to our core operations in New York due to quarantines and self-isolations; (5) restrict the Company’s ability and that of its employees to access facilities and perform equipment maitenance, repairs, and programming which will lead to inability to monitor and service miners, resulting in reduced ability to mine cryptocurrencies due to miners being offline.

In addition, our partners such as manufacturers, suppliers and sub-contractors will be disrupted by absenteeism, quarantines and travel restrictions resulting in their employees’ ability to work. The Company’s supply chain, shipments of parts and purchases of new products may be negatively affected. Such disruptions could have a material adverse effect on our operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2020, the Company issued a total of 16,558,388 shares of its common stock in conversion of $175,833 note principal, $9,236 accrued interest payable, and $2,000 in fees, resulting in the extinguishment of derivative liabilities totaling $71,453.

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

INTEGRATED VENTURES, INC.

Dated: February 12, 2021	By:	/s/ Steve Rubakh
Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

