Form 10-Q
period 2021-03-31
INTEGRATED VENTURES, INC.
filed 2021-05-14
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value per share, was 194,487,662 as of May 14, 2021.

INTEGRATED VENTURES, INC.

FORM 10-Q

MARCH 31, 2021

2

PART I – FINANCIAL INFORMATION

Integrated Ventures, Inc.
Condensed Balance Sheets

	March 31, 2021	June 30, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$99,974	$6,675
Prepaid expenses and other current assets	7,500	3,250
Equipment deposits	2,528,392	-
Total current assets	2,635,866	9,925

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization of $498,854 and $805,421 as of March 31, 2021 and June 30, 2020, respectively	994,171	453,342
Digital currencies	1,515,201	82,855
Deposits	700	700
Total assets	$5,145,938	$546,822

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$146,766	$84,443
Accrued preferred stock dividends	66,311	-
Accrued expenses	6,859	25,274
Due to related party	57,170	122,907
Notes payable	33,868	7,583
Convertible notes payable, net of discounts of $0 and $88,449 as of March 31, 2021 and June 30, 2020, respectively	-	251,384
Derivative liabilities	-	164,834
Total current liabilities	310,974	656,425
Total liabilities	310,974	656,425

Mezzanine:
Series C preferred stock, $0.001 par value, (3,000 shares authorized, 1,125 and 0 shares issued and outstanding outstanding as of March 31, 2021 and June 30, 2020, respectively)	1,125,000	-
Series D preferred stock, $0.001 par value, (4,000 shares authorized, 3,000 and 0 shares issued and outstanding outstanding as of March 31, 2021 and June 30, 2020, respectively)	3,000,000	-

Commitments and contingencies

Stockholders’ equity (deficit):
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively)	500	500
Series B preferred stock, $0.001 par value, (1,000,000 shares authorized, 727,370 and 430,000 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively)	727	430
Common stock, $0.001 par value, (750,000,000 shares authorized, 164,422,662 and 103,164,460 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively)	164,423	103,165
Additional paid-in capital	40,235,439	21,851,284
Accumulated deficit	(39,691,125)	(22,064,982)
Total stockholders’ equity (deficit)	709,964	(109,603)
Total liabilities and stockholders’ equity (deficit)	$5,145,938	$546,822

See notes to condensed financial statements

Integrated Ventures, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

Revenues:
Cryptocurrency mining	$682,706	$130,062	$885,931	$363,541
Sales of cryptocurrency mining equipment	14,099	848	75,221	10,511
Total revenues	696,805	130,910	961,152	374,052

Cost of revenues	266,897	261,484	618,954	753,703

Gross profit (loss)	429,908	(130,574)	342,198	(379,651)

Operating expenses:
General and administrative	181,165	85,465	372,910	279,990
Related party stock-based compensation	16,537,500	120,000	16,537,500	120,000

Total operating expenses	16,718,665	205,465	16,910,410	399,990

Loss from operations	(16,288,757)	(336,039)	(16,568,212)	(779,641)

Other income (expense):
Interest expense	(239,435)	(90,824)	(430,049)	(573,561)
Realized gain (loss) on digital currencies	54,920	(562)	106,497	(6,158)
Change in fair value of derivative liabilities	(113,599)	(27,414)	(76,687)	823,409
Loss on disposition of property and equipment	-	-	(207,281)	-
Gain (loss) on conversion of debt	-	10,168	-	(4,592)
Digital currency theft loss	-	-	-	(33,037)

Total other income (expense)	(298,114)	(108,632)	(607,520)	206,061

Loss before income taxes	(16,586,871)	(444,671)	(17,175,732)	(573,580)

Provision for income taxes	-	-	-	-

Net loss	$(16,586,871)	$(444,671)	$(17,175,732)	$(573,580)

Net loss per common share – basic and diluted:	$(0.11)	$(0.01)	$(0.13)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	154,411,922	80,513,126	130,057,332	56,552,143

See notes to condensed financial statements

Integrated Ventures, Inc.

Condensed Statement of Stockholders’ Equity (Deficit)

Nine Months Ended March 31, 2021 (Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2020	-	$-	-	$-	500,000	$500	430,000	$430	103,164,460	$103,165	$21,851,284	$(22,064,982)	$(109,603)

Issuance of common shares in conversion of convertible notes payable	-	-	-	-	-	-	-	-	52,723,031	52,723	947,146	-	999,869

Issuance of common shares for stock subscription	-	-	-	-	-	-	-	-	55,555	56	33,832	-	33,888

Issuance of common stock for services	-	-	-	-	-	-	-	-	216,616	217	24,043	-	24,260

Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(52,630)	(53)	5,263,000	5,262	(5,209)	-	-

Issuance of Series B preferred stock for officeer compensation	-	-	-	-	-	-	350,000	350	-	-	16,537,150	-	16,537,500

Issuance of Series C preferred stock for cash	1,125	1,125,000	-	-	-	-	-	-	-	-	-	-	-

Issuance of common stock as equity incentive for Series C preferred stock	-	-	-	-	-	-	-	-	3,000,000	3,000	381,100	(384,100)	-

Issuance of Series D preferred stock for cash	-	-	3,000	3,000,000	-	-	-	-	-	-	-	-	-

Settlement of derivative liabilities	-	-	-	-	-	-	-	-	-	-	466,093	-	466,093

Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	(66,311)	(66,311)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(17,175,732)	(17,175,732)

Balance, March 31, 2021	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	727,370	$727	164,422,662	$164,423	$40,235,439	$(39,691,125)	$709,964

See notes to condensed financial statements

Integrated Ventures, Inc.

Condensed Statement of Stockholders’ Equity (Deficit)

Nine Months Ended March 31, 2020 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	500,000	$500	300,000	$300	29,824,187	$29,825	$19,864,239	$(20,983,207)	$(1,088,343)

Common shares issued in Series B preferred stock Exchange Agreement	-	-	-	-	8,000,000	8,000	471,800	-	479,800

Common shares issued in conversion of convertible notes payable	-	-	-	-	53,129,993	53,130	675,386	-	728,516

Return and cancellation of common shares and reissuance of Series B preferred stock	-	-	30,000	30	(3,000,000)	(3,000)	2,970	-	-

Issuance of Series B preferred stock for officeer compensation	-	-	100,000	100	-	-	119,900	-	120,000

Settlement of derivative liabilities	-	-	-	-	-	-	330,391	-	330,391

Net loss	-	-	-	-	-	-	-	(573,580)	(573,580)

Balance, March 31, 2020	500,000	$500	430,000	$430	87,954,180	$87,955	$21,464,696	$(21,556,787)	$(3,216)

See notes to condensed financial statements

Integrated Ventures, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(17,175,732)	$(573,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	289,464	438,166
Amortization of debt discount	404,387	513,950
Related party stock-based compensation	16,537,500	120,000
Common shares issued for services	24,260	-
Loss on disposition of property and equipment	207,281	-
Change in fair value of derivative liabilities	76,687	(823,409)
Realized (gain) loss on sale of digital currencies	(106,497)	5,911
Loan fees added to debt principal	-	20,000
Loss on conversion of debt	-	4,592
Digital currency theft loss	-	33,037
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,250)	(3,250)
Digital currencies	(903,163)	(453,070)
Accounts payable	(42,840)	(2,021)
Accrued expenses	21,143	41,060
Due to related party	(65,737)	39,535
Net cash used in operating activities	(737,497)	(639,079)

Cash flows from investing activities:
Proceeds from the sale of digital currencies	3,835,173	411,763
Purchase of digital currencies	(4,156,874)	-
Purchase of property and equipment	(975,574)	(123,349)
Equipment deposits	(2,528,392)	-
Net cash provided by (used in) investing activities	(3,825,667)	288,414

Cash flows from financing activities:
Proceeds from convertible notes payable	563,000	534,000
Proceeds from the issuance of Series C preferred shares	1,125,000	-
Proceeds from the issuance of Series D preferred shares	3,000,000	-
Repayment of notes payable	(31,537)	(130,308)
Net cash provided by financing activities	4,656,463	403,692

Net increase in cash	93,299	53,027
Cash, beginning of period	6,675	48,310

Cash, end of period	$99,974	$101,337

(Continued)

See notes to condensed financial statements

Integrated Ventures, Inc.
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended March 31,
	2021	2020

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,479	$1,160
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Debt discount for derivative liabilities	$258,460	$270,354
Common shares issued for convertible notes payable	999,869	723,924
Common shares issued for stock subscription	33,888	-
Settlement of derivative liabilities	466,093	330,391
Notes payable issued for property and equipment	57,822	-
Property and equipment purchased with digital currencies	4,178	-
Accrued preferred stock dividends	66,311	-
Common shares issued for Series C equity incentive	384,100	-
Conversion of Series B preferred shares for common shares	5,263	-
Equipment deposits for property and equipment	-	27,971
Common shares issued in Series B preferred stock Exchange Agreement	-	479,800
Return and cancellation of common shares and reissuance of Series B preferred shares	-	3,000

See notes to condensed financial statements

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2021

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2021

(Unaudited)

Digital Currencies

Digital currencies consist of Bitcoin, Litecoin, ZCash and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services, and Chainlink and other digital currencies purchased for short-term investment purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations. The Company had a realized gain on the sale of digital currencies of $106,497 in the nine months ended March 31, 2021.

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

During the nine months ended March 31, 2021, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $207,281 to loss on disposition of property and equipment.

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

Nine Months Ended March 31, 2021

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the three months and nine months ended March 31, 2021 and 2020.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2021 and June 30, 2020, the amounts reported for cash, prepaid expenses and other current assets, equipment deposits, accounts payable, accrued preferred stock dividends, accrued expenses, due to related party and notes payable approximate fair value because of their short maturities.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2021

(Unaudited)

Our derivative liabilities are measured at fair value on a recurring basis and estimated as follows:

	Total	Level 1	Level 2	Level 3
March 31, 2021:
Derivative liabilities	$-	$-	$-	$-

Total liabilities measured at fair value	$-	$-	$-	$-

June 30, 2020:
Derivative liabilities	$164,834	$-	$-	$164,834

Total liabilities measured at fair value	$164,834	$-	$-	$164,834

Mezzanine

Series C and D preferred stock that contain certain default provisions requiring mandatory cash redemption that are outside the control of the Company are recorded as Mezzanine in the accompanying balance sheets.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. This standard provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2021

(Unaudited)

Our revenues currently consist of cryptocurrency mining revenues and revenues from the sale of cryptocurrency mining equipment recognized in accordance with ASC 606 as discussed above. Amounts collected from customers prior to shipment of products are recorded as deferred revenue.

The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin, Litecoin, ZCash and Ethereum. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives digital currencies, which are recorded as revenue using the closing U.S. dollar price of the related cryptocurrency on the date of receipt. Expenses associated with running the cryptocurrency mining operations, such as equipment depreciation, rent, operating supplies, rent, utilities and monitoring services are recorded as cost of revenues.

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

Income Taxes

The Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of March 31, 2021, tax years 2015 through 2020 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

The Company adopted ASC 740-10, Definition of Settlement in FASB Interpretation No. 48, (“ASC 740-10”). ASC 740-10 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10. ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of ASC 740-10 has not had an impact on our financial statements.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2021

(Unaudited)

Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in-the-money” stock options and warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. Equivalent shares are not utilized when the effect is anti-dilutive. For the three months and nine months ended March 31, 2021 and 2020, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the FASB during the nine months ended March 31, 2021 and through the date of filing this report which the Company believes will have a material impact on its financial financial statements.

Reclassifications

Certain amounts in the condensed financial statements for the prior-year periods have been reclassified to conform to the presentation for the current-year periods.

3. GOING CONCERN

The Company has reported recurring operating losses since its inception and used net cash in operating activities of $737,497 in the nine months ended March 31, 2021. As of March 31, 2021, the Company had an accumulated deficit of $39,691,125. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2021

(Unaudited)

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31, 2021	June 30, 2020

Cryptocurrency mining equipment	$1,324,659	$1,242,397
Mobile mining containers	152,000	-
Furniture and equipment	16,366	16,366
Total	1,493,025	1,258,763
Less accumulated depreciation and amortization	(498,854)	(805,421)
Net	$994,171	$453,342

Depreciation and amortization expense, included in cost of revenues, was $111,672 and $143,924 for the three months ended March 31, 2021 and 2020, respectively, and $289,464, and $438,166 for the nine months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Company had paid $2,528,392 in equipment deposits.

5. RELATED PARTY TRANSACTIONS

We have one executive officer, Steve Rubakh, who is currently our only full-time employee and sole member of our Board of Directors. Mr. Rubakh is paid an annual salary established by the Board of Directors and is issued shares of Series B preferred stock on a quarterly basis for additional compensation. The number and timing of Series B preferred shares issued to Mr. Rubakh is at the discretion of the Board of Directors.

The Board of Directors of the Company has set the current annual compensation for Steve Rubakh to include annual salary of $150,000 per year and the issuance of shares of Series B preferred stock as determined by the Board. The Company recorded salary expense to Mr. Rubakh of $37,500 for the three months ended March 31, 2021 and 2020 and $112,500 for the nine months ended March 31, 2021 and 2020. Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $57,170 and $122,907 as of March 31, 2021 and June 30, 2020, respectively.

On February 26, 2021 the Company issued to Mr. Rubakh 350,000 total shares of Series B convertible preferred stock valued on an “as converted to common” basis at $16,537,500, using the closing market price of the Company’s common stock on that date. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

The Company did not issue any shares of Series B preferred stock as compensation to Mr. Rubakh during the nine months ended March 31, 2020.

On February 19, 2021, Mr. Rubakh converted 52,630 shares of Series B preferred stock into 5,263,000 shares of common stock in a transaction recorded at the par value of the shares.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2021

(Unaudited)

6. CONVERTIBLE NOTES PAYABLE

As of March 31, 2021, all convertible notes payable had been fully converted and the obligations extinguished. All related derivative liabilities were settled.

As of June 30, 2020, current convertible notes payable consisted of the following:

		Debt
	Principal	Discount	Net

BHP Capital NY, Inc. #4	$66,000	$13,193	$52,807

Armada Investment Fund, LLC #5	20,000	2,739	17,261

Armada Investment Fund, LLC #6	22,000	4,167	17,833

BHP Capital NY, Inc. #5	83,333	21,141	62,192

BHP Capital NY, Inc. #6	60,500	19,188	41,312

Armada Investment Fund, LLC #7	88,000	28,021	59,979

Total	$339,833	$88,449	$251,384

In consideration for an agreement to limit conversions of a prior convertible note, the Company issued to Armada Investment Fund, LLC (“Armada”) a fifth convertible promissory note in the principal amount of $20,000. The note matures on November 1, 2020 and bears interest at 8%. A debt discount of $8,082 was recorded, consisting of a derivative liability. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. During the nine months ended March 31, 2021, Armada converted the entire principal of $20,000, accrued interest payable of $1,184 and conversion fees of $500 into common shares of the Company, extinguishing the debt in full. As of March 31, 2021, the debt discount had been amortized in full to interest expense.

On November 21, 2019, the Company entered into a sixth convertible promissory note with Armada in the principal amount of $22,000, with an original issue discount of $2,000. The note matures on November 21, 2020 and bears interest at 8%. A debt discount of $10,590 was recorded, including a derivative liability of $8,090. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. During the nine months ended March 31, 2021, Armada converted the entire principal of $22,000, accrued interest payable of $1,109 and conversion fees of $500 into common shares of the Company, extinguishing the debt in full. As of March 31, 2021, the debt discount had been amortized in full to interest expense.

On December 2, 2019, the Company entered into a fourth convertible promissory note with BHP Capital NY, Inc. (“BHP”) in the principal amount of $66,000, with an original issue discount of $6,000. The note matures on December 2, 2020 and bears interest at 8%. A debt discount of $31,153 was recorded, including a derivative liability of $24,153. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. During the nine months ended March 31, 2021, BHP converted the entire principal of $66,000, accrued interest payable of $3,467 and conversion fees of $1,000 into common shares of the Company, extinguishing the debt in full. As of March 31, 2021, the debt discount had been amortized in full to interest expense.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2021

(Unaudited)

On February 20, 2020, the Company entered into a fifth convertible promissory note with BHP in the principal amount of $83,333, with an original issue discount of $8,333. The note matures on November 20, 2020, and bears interest at 8%. A debt discount of $40,507 was recorded, including a derivative liability of $30,674. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. During the nine months ended March 31, 2021, BHP converted the entire principal of $83,333, accrued interest payable of $4,663 and conversion fees of $1,000 into common shares of the Company, extinguishing the debt in full. As of March 31, 2021, the debt discount had been amortized in full to interest expense.

On March 4, 2020, the Company entered into a sixth convertible promissory note with BHP in the principal amount of $60,500, with an original issue discount of $5,500. The note matures on March 4, 2021, and bears interest at 8%. A debt discount of $28,354 was recorded, including a derivative liability of $22,854. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. During the nine months ended March 31, 2021, BHP converted the entire principal of $60,500, accrued interest payable of $3,872 and conversion fees of $500 into common shares of the Company, extinguishing the debt in full. As of March 31, 2020, the debt discount had been amortized in full to interest expense.

On March 4, 2020, the Company entered into a seventh convertible promissory note with Armada in the principal amount of $88,000, with an original issue discount of $8,000. The note matures on March 4, 2021, and bears interest at 8%. A debt discount of $41,408 was recorded, including a derivative liability of $33,408. Armada has the right beginning on the date that is 181 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. During the nine months ended March 31, 2021, Armada converted the entire principal of $88,000, accrued interest payable of $3,808 and conversion fees of $1,500 into common shares of the Company, extinguishing the debt in full. As of March 31, 2021, the debt discount had been amortized in full to interest expense.

On July 6, 2020, the Company entered into a convertible promissory note with JSJ Investments Inc. (“JSJ”) in the principal amount of $77,000. The note matures on July 6, 2021, and bears interest at 8%. A debt discount $44,617 was recorded, including a derivative liability of $42,617. JSJ has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. During the nine months ended March 31, 2021, JSJ converted the entire principal of $77,000, accrued interest payable of $3,122 and conversion fees of $300 into common shares of the Company, extinguishing the debt in full. As of March 31, 2021, the debt discount had been amortized in full to interest expense.

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

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2021

(Unaudited)

On October 22, 2020, the Company closed the second tranche of the Note subsequent to the Company filing the required Form S-1 registration statement.. The second tranche was for $271,739, with proceeds to the Company of $250,000 after the original issue discount.

The Note matures on February 4, 2022, and bears interest at 6%. Eagle has at any time to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the lowest closing bid price of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.

A debt discount $139,943 was recorded for the first tranche, including a derivative liability of $112,204. During the nine months ended March 31, 2021, Eagle converted the entire principal of the first tranche of $271,739 and accrued interest payable of $4,155 into common shares of the Company, extinguishing the debt in full. As of March 31, 2021, the debt discount had been amortized in full to interest expense.

A debt discount $131,378 was recorded for the second tranche, including a derivative liability of $103,639. During the nine months ended March 31, 2021, Eagle converted the entire principal of the second tranche of $271,739 and accrued interest payable of $8,877 into common shares of the Company, extinguishing the debt in full. As of March 31, 2021, the debt discount had been amortized in full to interest expense.

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

In August and September 2020, the Company entered into two agreements for the purchase of digital mining equipment with Wattum Management Inc. resulting in two promissory notes in the principal amounts of $17,822 and $40,000. The notes are secured by the equipment purchased and bear interest at 10%.

The $17,822 note is payable in twelve equal consecutive monthly installments of $1,567 and matures in September 2021. The note had a principal balance of $9,133 as of March 31, 2021.

The $40,000 note is payable in twelve equal consecutive monthly installments of $3,516 and matures in August 2021. The note had a principal balance of $17,152 as of March 31, 2021.

8. MEZZANINE

Series C Preferred Stock

Effective January 14, 2021, the Company filed a Certificate of Designation of the Series C Convertible Preferred Stock with the Nevada Secretary of State. The Company has authorized the issuance of an aggregate of 3,000 shares of the Series C preferred stock. Each share of Series C preferred stock has a par value of $0.001 per share and a stated value of $1,100 per share. The shares of Series C preferred stock are convertible into shares of the Company’s common stock at a conversion price of $0.068 per share.

Each share of the Series C preferred stock is entitled to receive cumulative dividends of 12% per annum, payable monthly and accruing and compounding daily from the date of issuance of the shares. Dividends may be paid in cash or in shares of Series C preferred stock at the discretion of the Company.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2021

(Unaudited)

The Company, at its sole discresion, has the right to redeem all, but not less than all, shares of the Series C preferred stok issued and outstanding upon 5 days notice at a defined redemption price. The holders of the Series C preferred stock do not have a right to put the shares to the Company.

The holders of the Series C preferred stock shall have the right to vote together with holders of common stock, on an as “converted basis”, on any matter that the Company’s shareholders may be entitled to vote on, either by written consent or by proxy.

On January 14, 2021, the Company entered into a Securities Purchase Agreement (the “Series C Agreement”) with BHP Capital NY, Inc. (“BHP”), providing for the issuance and sale by the Company and the purchase by BHP of newly designated shares of Series C Convertible preferred stock issued by the Company at a purchase price per share of $1,000. The first closing under the Series C Agreement was held on January 22, 2021, at which the Company sold, and BHP purchased 750 shares of Series C preferred stock for $750,000. The Company received net proceeds of $740,000 after payment of legal fees. The Company also on that date issued 2,000,000 shares of its common stock to BHP as equity incentive shares, which shares were valued at $295,000 based on the closing market price of the Company’s common stock and recorded to accumulated deficit as a deemed dividend.

Pursuant to a second Series C Agreement effective February 5, 2021, BHP purchased a second tranche consisting of 375,000 shares of Series C preferred stock for $375,000. As an equity incentive to this purchase of Series C preferred stock, the Company issued 1,000,000 shares of the Company’s common stock to BHP, which shares were valued at $89,100 based on the closing market price of the Company’s common stock and recorded to accumulated deficit as a deemed dividend.

In addition to the requirement of the Company to cause a registration statement convering the shares issued to be declared effective by the SEC within 180 days, the Series C Agreement and the terms of the Series C Certificate of Designation contain multiple defined triggoring events or events of default that may require the Company to redeem in cash the Series C preferred stock. Such events include, but are not limited to the following: (i) the suspension, cessation from trading or delisting of the Company’s Common Stock on the Principal Market for a period of two (2) consecutive trading days or more; (ii) the failure by the Company to timely comply with the reporting requirements of the Exchange Act (including applicable extension periods); (iii) the failure for any reason by the Company to issue Commitment Shares, Dividends or Conversion Shares to the Purchaser within three trading days; (iv) the Company breaches any representation warranty, covenant or other term of condition contained in the definitive agreements between the parties; (v) the Company files for Bankruptcy or receivership or any money judgment writ, liquidation or a similar process is entered by or filed against the Company for more than $50,000 and remains unvacated, unbonded or unstayed for a period of twenty (20) calendar days; (vi) conduct its business; (vii) the Company shall lose the “bid” price for its Common stock on the Principal Market; (viii) if at any time the Common Stock is no longer DWAC eligible; (ix) the Company must have a registration statement covering the Preferred Shares declared effective by the SEC within one hundred eighty (180) days of the Effective Date hereof; (x) the Company must complete deposits to secure power supply contracts and purchase mining equipment within ninety (90) days from the Effective Date hereof; (xi) the Company shall cooperate and provide the necessary information for the Purchaser to file the appropriate UCC filings to be filed promptly after each of the pieces of mining equipment is purchased as required under section (x) of this section, giving Purchaser a priority lien on any and all said purchased mining equipment; and (xii) any other event specifically listed as an Event of Default under any section in the Transaction Documents.

As of March 31, 2021, 1,125 shares of Series C preferred stock were issued and outstanding and recorded at stated value as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

Series D Preferred Stock

On February 19, 2021, the Company filed a Certificate of Designation of the Series D Convertible Preferred Stock with the Nevada Secretary of State authorizing the issuance of an aggregate of 4,000 shares of the Series D preferred stock. Each share of Series D preferred stock has a par value of $0.001 per share and a stated value of $1,100 per share. The shares of Series D preferred stock are convertible into shares of the Company’s common stock at a conversion price of $0.30 per share.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2021

(Unaudited)

Each share of the Series D preferred stock is entitled to receive cumulative dividends of 12% per annum, payable monthly and accruing and compounding daily from the date of issuance of the shares. Dividends may be paid in cash or in shares of Series D preferred stock at the discretion of the Company.

The Company, at its sole discresion, has the right to redeem all, but not less than all, shares of the Series D preferred stok issued and outstanding upon 5 days notice at a defined redemption price. The holders of the Series D preferred stock do not have a right to put the shares to the Company.

The holders of the Series D preferred stock shall have the right to vote together with holders of common stock, on an as “converted basis”, on any matter that the Company’s shareholders may be entitled to vote on, either by written consent or by proxy.

On February 18, 2021, the Company entered into a Securities Purchase Agreement, dated as of February 18, 2021 (the “Series D Agreement”) with BHP providing for the issuance and sale by the Company and the purchase by BHP of shares of Series D preferred stock. At a closing held February 19, 2021, BHP initially purchased 3,000 shares of Series D preferred stock at a price of $1,000 per per share for a total purchase price of $3,000,000. Included in the purchase price was a five-year warrant granting BHP the right to purchase up to one hundred percent (100%) warrant coverage, exercisable into shares of the Company’s common stock at a per share $0.60 per share. Warrants exercisable for 5,000,000 common shares were issued.

In addition to the requirement of the Company to cause a registration statement convering the shares issued to be declared effective by the SEC within 180 days, the Series D Agreement and the terms of the Series D Certificate of Designation contain multiple defined triggoring events or events of default that may require the Company to redeem in cash the Series D preferred stock. Such events include, but are not limited to the following: (i) the suspension, cessation from trading or delisting of the Company’s Common Stock on the Principal Market for a period of two (2) consecutive trading days or more; (ii) the failure by the Company to timely comply with the reporting requirements of the Exchange Act (including applicable extension periods); (iii) the failure for any reason by the Company to issue Commitment Shares, Dividends or Conversion Shares to the Purchaser within three trading days; (iv) the Company breaches any representation warranty, covenant or other term of condition contained in the definitive agreements between the parties; (v) the Company files for Bankruptcy or receivership or any money judgment writ, liquidation or a similar process is entered by or filed against the Company for more than $50,000 and remains unvacated, unbonded or unstayed for a period of twenty (20) calendar days; (vi) conduct its business; (vii) the Company shall lose the “bid” price for its Common stock on the Principal Market; (viii) if at any time the Common Stock is no longer DWAC eligible; (ix) the Company must have a registration statement covering the Preferred Shares declared effective by the SEC within one hundred eighty (180) days of the Effective Date hereof; (x) the Company must complete deposits to secure power supply contracts and purchase mining equipment within ninety (90) days from the Effective Date hereof; (xi) the Company shall cooperate and provide the necessary information for the Purchaser to file the appropriate UCC filings to be filed promptly after each of the pieces of mining equipment is purchased as required under section (x) of this section, giving Purchaser a priority lien on any and all said purchased mining equipment; and (xii) any other event specifically listed as an Event of Default under any section in the Transaction Documents.

As of March 31, 2021, 3,000 shares of Series D preferred stock were issued and outstanding and recorded as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2021

(Unaudited)

9. STOCKHOLDERS’ EQUITY

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

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of March 31, 2021 and June 30, 2020, which were issued to members of the Company’s Board of Directors in consideration for services.

Series B Preferred Stock

On December 21, 2015, the Company filed a Certificate of Designation for a new Series B convertible preferred stock with the State of Nevada following approval by the board of directors of the Company. Five Hundred Thousand (500,000) shares of the Company's authorized preferred stock are designated as the Series B convertible preferred stock, par value of $0.001 per share and with a stated value of $0.001 per share (the "Stated Value"). Holders of Series B preferred stock shall be entitled to receive dividends, when and as declared by the Board of Directors out of funds legally available therefor. At any time and from time to time after the issuance of shares of the Series B preferred stock, each issued share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. The holders of the Series B preferred stock shall have the right to vote together with holders of common stock, on an as "converted basis", on any matter that the Company's shareholders may be entitled to vote on, either by written consent or by proxy. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series B preferred stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series B preferred stock an amount equal to the Stated Value, and all other amounts in respect thereof then due and payable prior to any distribution or payment shall be made to the holders of any junior securities. The number of authorized Series B preferred stock was later increased to 1,000,000 shares.

The Company has 1,000,000 shares of Series B preferred stock authorized, with 727,370 and 430,000 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively.

Steve Rubakh, President of the Company, is issued shares of Series B preferred stock as part of his compensation arrangement. The number and timing of Series B preferred shares issued to Mr. Rubakh is at the discretion of the Board of Directors.

On February 26, 2021 the Company issued to Mr. Rubakh 350,000 total shares of Series B convertible preferred stock valued on an “as converted to common” basis at $16,537,500, using the closing market price of the Company’s common stock on that date. This non-cash, related party stock-based compensation is included in general and administrative expenses in the accompanying statements of operations.

The Company did not issue any shares of Series B preferred stock as compensation to Mr. Rubakh during the nine months ended March 31, 2020.

On February 19, 2021, Mr. Rubakh converted 52,630 shares of Series B preferred stock into 5,263,000 shares of common stock in a transaction recorded at the par value of the shares.

No shares of Series B preferred stock were issued to Mr. Rubakh during the nine months ended December 31, 2020.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2021

(Unaudited)

Common Stock

On August 13, 2020, the Board of Directors of the Company approved a resolution to increase the number of authorized common shares to 750,000,000. The Company had 164,422,662 and 103,164,460 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively.

During the nine months ended March 31, 2021, the Company issued a total of 61,258,202 shares of its common stock: 52,723,031 shares in conversion of $960,311 note principal, $34,258 accrued interest payable, and $5,300 in fees; 55,555 shares in the repayment of a stock subscription payable of $33,888, 216,616 shares for services valued at $24,260; 5,263,000 shares issued in conversion of Series B preferred stock recorded at par value of $5,262; and 3,000,000 shares issued as equity incentive shares in the sale of Series C and D preferred stock recorded at total market value of $384,100 and recorded as a cost of capital. No gain or loss was recorded as the conversions were completed within the terms of the debt agreements and the transactions resulted in the extinguishment of derivative liabilities totaling $466,093.

During the nine months ended March 31, 2020, the Company issued a total of 58,129,993 shares of its common stock: 8,000,000 shares valued at $479,800 were issued pursuant to a Preferred Stock Asset Agreement entered into on May 21, 2019 and a total of 53,129,993 shares valued at $728,516 were issued in conversion of $683,992 note principal, $35,432 accrued interest payable, $4,500 in fees and loss on conversion of debt of $4,592, resulting in the extinguishment of derivative liabilities totaling $330,391. In addition as discussed above, Mr. Rubakh returned 3,000,000 shares of the Company’s common stock and was issued 30,000 shares of the Company’s Series B preferred stock. The common shares returned were previously issued to Mr. Rubakh in conversion of 30,000 shares of Series B preferred stock. The common shares were canceled and the transaction was recorded at the par value of the common and Series B preferred stock.

10. WARRANTS

As discussed in Note 8, the Company issued warrants in February 2021 to purchase 5,000,000 shares of its common stock in connection with the sale of Series D preferred stock. A summary of the Company’s warrants as of March 31, 2021, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2020	-	$-
Granted	5,000,000	$0.60
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable at March 31, 2021	5,000,000	$0.060	4.89	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.38 as of March 31, 2021, which would have been received by the holders of in-the-money warrants had the holders exercised their warrants as of that date.

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2021

(Unaudited)

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

As of March 31, 2021, the Company had no obligation for future lease payments under non-cancelable operating leases.

12. DERIVATIVE LIABILITIES

The Company has issued convertible notes payable, warrants and Series B preferred stock with put back rights and has entered into exchange and subscription agreements that contain certain provisions that have been identified as derivatives. The Company determined that the number of common shares to be issued under these agreements is indeterminate; therefore, the Company concluded that the equity environment was tainted and all additional warrants, stock options convertible debt and obligations to issue common shares were included in the value of derivative liabilities. During the three months ended March 31, 2021, all convertible notes payable and other equity instruments with provisions identified as derivatives were extinguished through conversion to common shares and all related derivative liabilities were settled. Consequently, as of March 31, 2021, the Company concluded that the equity environment was no longer tainted.

The Company estimates the fair value of the derivative liabilities at the issuance date and at each subsequent reporting date, using a multinomial lattice model simulation. The model is based on a probability weighted discounted cash flow model using projections of the various potential outcomes.

During the nine months ended March 31, 2021, we had the following activity in our derivative liabilities:

	Convertible Notes Payable	Common Stock Subscription	Total

Derivative liabilities at June 30, 2020	$163,664	$1,170	$164,834
Addition to liabilities for new debt	258,460	-	258,460
Decrease due to conversions/issuances	(466,093)	(33,888)	(499,981)
Change in fair value	43,969	32,718	76,687

Derivative liabilities at March 31, 2021	$-	$-	$-

Key inputs and assumptions used in valuing the Company’s derivative liabilities are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

13. DIGITAL CURRENCY THEFT LOSS

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

Nine Months Ended March 31, 2021

(Unaudited)

14. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Security Purchase Agreements

On March 30, 2021, the Company entered into securities purchase agreements (the “Purchase Agreements”) with two institutional investors (the “Purchasers”), for the offering (the “Offering”) of (i) 30,000,000 shares of common stock (“Shares”), par value $0.001 per share, of the Company (“Common Stock”) and (ii) common stock purchase warrants (“Warrants”) to purchase up to an aggregate of 30,000,000 shares of Common Stock, which are exercisable for a period of five years after issuance at an initial exercise price of $0.30 per share, subject to certain adjustments, as provided in the Warrants. Each of the Purchasers received Warrants in the amount equal to 100% of the number of Shares purchased by such Purchaser. Each Share and accompanying Warrant were offered at a combined offering price of $0.30. Pursuant to the Purchase Agreements, the Purchasers purchased the Shares and accompanying Warrants for an aggregate purchase price of $9,000,000. The transaction closed on April 1, 2021, with the Company receiving proceeds of $8,135,000 after payment of expenses.

Amendment to Series C Preferred Stock Securities Purchase Agreement

On May 3, 2021, the Company and BHP amended the Series C Agreement to eliminate further purchases of Series C preferred stock by BHP except as the parties may subsequently agree upon.

Common Stock Issuances

Subsequent to March 31, 2021, the Company issued 65,000 shares of its common stock to a consultant for services valued at $20,000.

Equipment Purchase Agreement

On April 12, 2021, we entered into non-fixed price sales and purchase agreement with Bitmain Technologies Limited (“Bitmain”) (the “Bitmain Agreement”) to purchase from Bitmain cryptocurrency mining hardware and other equipment in accordance with the terms and conditions of the Agreement. Bitmain is scheduled to manufacture and ship miners on monthly basis, in 12 equal batches of 400 units, starting on August 2021 and through July 2022. The Purchase Agreement remains in effect until the delivery of the last batch of products. The total purchase price was approximately $34,047,600, subject to price adjustments and related offsets. The total purchase price is payable as follows: (i) 25% of the total purchase price is due upon the execution of the Agreement or no later than April 19, 2021; (ii) 35% of the total purchase price, is due by May 30, 2021; and (iii) the remaining 40% of the total purchase price, is payable on a monthly basis starting in June 2021.

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

On November 22, 2017, we successfully launched our cryptocurrency operations, and revenues commenced from cryptocurrency mining operations and from sales of cryptocurrency mining equipment. As of March 31, 2021, the Company owned and operated approximately 761 miners that mine Bitcoin, Litecoin, ZCash and Ethereum. In addition, the Company paid deposits of $2,528,392 for 300 additional miners to be placed into service subsequent to March 31, 2021.

The Company will continue to (1) raise capital to purchase new mining equipment and (2) retire older and no longer profitable models.

Financial

We have consolidated our cryptocurrency operations in one facility, located in Carthage, New York. The power supply and purchase agreement was entered into on May 10, 2019 for an initial term of 90 days, with an option to continue for a subsequent 36 months, which option the Company has exercised. The Company’s sole obligation under the Agreement is to pay the PetaWatt Properties, LLC, a contractual rate per kilowatt hour of electricity, consumed by the Company’s cryptocurrency mining operations.

Revenues from our cryptocurrency mining operations were $682,706 and $130,062 for the three months ended March 31, 2021 and 2020 and $885,931 and $363,541 for the nine months ended March 31, 2021 and 2020, respectively. Revenues from the sales of used equipment and parts were $14,099 and $848 for the three months ended March 31, 2021 and 2020 and $75,221 and $10,511 for the nine months ended March 31, 2021 and 2020, respectively.

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations.We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale. We report realized gains and losses on the sales of cryptocurrencies (net of transaction costs. As of March 31, 2021, our digital currencies at cost totaled $1,515,201 and were comprised primarily of Bitcoin (BTC), Ethereum (ETH), Chainlink (LINK) and Bancor (BNT).

We have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable and preferred stock. During the nine months ended March 31, 2021, we received proceeds from convertible notes payable of $563,000, Series C preferred stock of $1,125,000 and Series D preferred stock of $3,000,000.

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

We are incurring increased costs as a result of being a publicly traded company. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We also have paid compensation through the issuance of shares of our common stock, Series B preferred stock and warrants, the valuation of which has resulted in significant stock-based compensation. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies and will require us to comply with these rules. These new rules and regulations have will increase our legal and financial compliance costs and have made some activities more time-consuming and costlier. In addition, these new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do. As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2020

Revenues

Our cryptocurrency mining revenues increased to $682,706 in the three months ended March 31, 2021 from $130,062 in the three months ended March 31, 2020. On a year-to-date basis, our crypto currency mining revenues increased to $885,931 in the nine months ended March 31, 2021 from $363,541 in the nine months ended March 31, 2020. This increase in revenues resulted primarily from the Company replacing under-performing, non-serviceable mining equipment during the current fiscal year with new more efficient mining equipment and increasing the number of miners.

We also have revenues from the sale of cryptocurrency mining units that have been assembled or refurbished for resale and the sale of spare parts. Such sales totaled $14,099 and $848 in the three months ended March 31, 2021 and 2020 and $75,221 and $10,511 in the nine months ended March 31, 2021 and 2020, respectively. The increase in sales of unused equipment and parts was due to the replacement of under-performing, non-serviceable mining equipment during the current fiscal year with new more efficient equipment. Sales of equipment and parts will fluctuate from period to period depending on the current retail demand for our model of cryptocurrency mining units and parts.

Cost of Revenues

Cost of revenues was $266,897 and $261,484 in the three months ended March 31, 2021 and 2020 and $618,654 and $753,703 in the nine months ended March 31, 2021 and 2020, respectively. The decrease in cost of revenues in the current fiscal year is due primarily to a decrease in depreciation and amortization expense. Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation and amortization, operating supplies, utilities and consulting services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing or assembling the cryptocurrency mining units sold. We reported a gross profit on revenues of $429,908 and 342,198 in the three months and nine months ended March 31, 2021, respectively. Previously in prior periods, we have reported a gross loss on revenues primarily due to high utility costs and a conservative, short useful life for mining equipment depreciation and amortization. Higher eryptocurrency mining revenues in the current year resulting from the implementation of more efficient mining equipment and the increase in the number of miners purchased also contributed to the gross profit on revenues in the current fiscal year.

Operating Expenses

Our general and administrative expenses increased to $181,165 in the three months ended March 31, 2021 from $85,465 and increased to $372,911 in the nine months ended March 31, 2021 from $279,990 in the nine months ended March 31, 2020. The increases resulted primarily from higher professional and consulting fees relating to debt and equity financings and the increase in levels of cryptocurrency mining operations. Fluctuations in operating expenses from period to period result primarily from changes in consulting and professional fees and travel expenses.

We reported non-cash, related party stock-based compensation of $16,537,500 in the three months and nine months ended March 31, 2021. On February 26, 2021 the Company issued to Steve Rubakh, our President, 350,000 total shares of Series B convertible preferred stock valued on an “as converted to common” basis at $16,537,500, using the closing market price of the Company’s common stock on that date. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock.

Other Income (Expense)

Our other income (expense) was comprised of the following:

	Three Months Ended March 31,:		Nine Months Ended March 31,:
	2021	2020	2021	2020

Interest expense	$(239,435)	$(90,824)	$(430,049)	$(573,561)
Realized gain (loss) on digital currencies	54,920	(562)	106,497	(6,158)
Change in fair value of derivative liabilities	(113,599)	(27,414)	(76,687)	823,409
Loss on disposition of property and equipment	-	-	(207,281)	-
Loss on conversion of debt	-	10,168	-	(4,592)
Digital currency theft loss	-	-	-	(33,037)

Total other income (expense)	$(298,114)	$(108,632)	$(607,520)	$206,061

Our interest expense includes the amortization of debt discount and original issue discount for our convertible notes payable. These amounts vary from period to period depending on the timing of new borrowings and the conversion of the debt to common stock by the lenders. In the three months ended March 31, 2021, our lenders completed the full conversion of our convertible notes payable, resulting in increased amortization of debt discount and interest expenses in that quarter compared to the prior year quarter. For the nine months ended March 31, 2021, the amortization of debt discount and interest expense was less than in the comparative prior year period.

In the current fiscal year we have significantly increased our investing efforts in digital currencies. In addition to the currencies received as compensation for our mining services, we purchased various digital currencies totaling $4,156,874 and also converted currencies from one denomination to another based on our assessment of market conditions for each respective currency. The market value of individual currency denominations continually fluctuates and the fluctuations may be material from day to day. During the nine months ended March 31, 2021, we received total proceeds of $3,835,173 from the sale of digital currencies and incurred transactions fees totaling $105,163, which are deducted from the gain or loss realized. We realized a gain on digital currencies, after deducting transaction costs, of $54,920 and $106,497 in the three months and nine months ended March 31, 2021, respectively. We realized losses on digital currencies, after deducting transaction costs, of $562 and $6,158 in the three months and nine months ended March 31, 2020, respectively.ended December 31, 2020 and 2019, respectively, as we experienced the negative impact of fluctuating market values. As of March 31, 2021, we held digital currencies with a total book value of $1,515,201 and a total market value of $1,870,453.

During the nine months ended March 31, 2020, we disposed of and wrote off non-serviceable, defective mining equipment with a net book value of $207,281. The equipment disposed of was replaced during the period with new, more efficient mining equipment. We did not report any loss on disposition of property and equipment during the three months ended March 31, 2021 and 2020 or the nine months ended March 31, 2021.

We estimate the fair value of the derivatives associated with our convertible debt, options, warrants and other contracts using, as applicable, either the Black-Scholes pricing model or multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material. During the three months ended March 31, 2021, all convertible notes payable and other equity instruments with provisions identified as derivatives were extinguished through conversion to common shares and all related derivative liabilities were settled.

We reported a gain on conversion of debt of $10,168 in the three months ended March 31, 2020 and a loss on conversion of debt of $4,592 in the nine months ended March 31, 2020. Gains or losses on extinguishment of debt result from conversion of convertible notes to common stock where the conversion terms were outside the related agreements. We did not report any gain or loss on extinguishment of debt during the three months or nine months ended March 31, 2021.

During the nine months ended March 31, 2020, we incurred a digital currency theft loss of $33,037 where a hacker obtained unauthorized access to our online digital currency processing service and transferred digital currencies out of our account.

Net Loss

As a result, primarily from the non-cash related party stock-based compensation, we reported a net loss of $16,586,871 and $17,175,732 for the three months and nine months ended March 31, 2021, respectively, compared to net losses of $444,671 and $573,580 for the three months and nine months ended March 31, 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2021, we had total current assets of $2,635,866, including cash of $99,974 and equipment deposits of $2,528,392, and total current liabilities of $310,974. During the three months ended March 31, 2021, our lenders converted in full their convertible notes payable and the related derivative liabilities were settled. We had total stockholders’ equity of $709,964 as of March 31, 2021 compared to a stockholders’ deficit of $109,603 as of June 30, 2020.

Most recently, we have funded our operations primarily from convertible notes payable, the issuance of Series C and D preferred stock, and cash generated from our digital currency mining operations. The Series C and D preferred stock are recorded at total face value of $4,125,000 as mezzanine equity due to certain mandatory redemption features of the stock.

During the nine months ended March 31, 2021, we received net proceeds from convertible notes payable of $563,000, which debt was converted in full into shares of our common stock. We also funded the purchase of cryptocurrency mining equipment through short-term installment debt totaling $57,822.

On January 14, 2021, the Company entered into a Securities Purchase Agreement (the “Series C Agreement”) with BHP Capital NY, Inc. (“BHP”), providing for the issuance and sale by the Company and the purchase by BHP of newly designated shares of Series C Convertible preferred stock issued by the Company at a purchase price per share of $1,000. The first closing under the Series C Agreement was held on January 22, 2021, at which the Company sold, and BHP purchased 750 shares of Series C preferred stock for $750,000. The Company received net proceeds of $740,000 after payment of legal fees. The Company also on that date issued 2,000,000 shares of its common stock to BHP as equity incentive shares.

Pursuant to a second Series C Securities Purchase Agreement effective February 5, 2021, BHP purchased a second tranche consisting of 375,000 shares of Series C preferred stock for $375,000. As an equity incentive to this purchase of Series C preferred stock, the Company issued 1,000,000 shares of the Company’s common stock to BHP.

On February 18, 2021, the Company entered into a Securities Purchase Agreement, dated as of February 18, 2021 (the “Series D Agreement”) with BHP providing for the issuance and sale by the Company and the purchase by BHP of shares of Series D preferred stock. At a closing held February 19, 2021, BHP initially purchased 3,000 shares of Series D preferred stock at a price of $1,000 per per share for a total purchase price of $3,000,000. Included in the purchase price was a five-year warrant granting BHP the right to purchase 5,000,000 warrants, exercisable into shares of the Company’s common stock at a per share $0.60 per share.

Sources and Uses of Cash

We used net cash in operations of $737,497 in the nine months ended March 31, 2021 as a result of our net loss of $17,175,732, non-cash gain of $106,497, increases in prepaid expenses and other current assets of $4,250 and digital currencies of $903,163 and decreases in accounts payable of $42,840 and due to related party of $65,737, partially offset by non-cash expenses totaling $17,539,579 and increase accrued expenses of $21,143.

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

During the nine months ended March 31, 2021, we used net cash in investing activities of $3,825,667, comprised of the purchase of digital currencies of $4,156,874, the purchase of property and equipment of $975,574 and equipment deposits of $2,528,392, partially offset by proceeds from the sale of digital currencies of $3,835,173.

During the nine months ended March 31, 2020, we had net cash provided by investing activities of $288,414 comprised of net proceeds from the sale of investments of $411,763, partially offset by the purchase of property and equipment of $123,349.

During the nine months ended March 31, 2021, we had net cash provided by financing activities of $4,656,463 comprised of proceeds from convertible notes payable of $563,000, proceeds from the issuance of Series C preferred stock of $1,125,000 and $3,000,000 proceeds from the issuance of Series D preferred stock, partially offset by repayment of notes payable of $31,537.

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

Subsequent Funding

On March 30, 2021, the Company entered into securities purchase agreements (the “Purchase Agreements”) with two institutional investors (the “Purchasers”), for the offering (the “Offering”) of (i) 30,000,000 shares of common stock (“Shares”), par value $0.001 per share, of the Company (“Common Stock”) and (ii) common stock purchase warrants (“Warrants”) to purchase up to an aggregate of 30,000,000 shares of Common Stock, which are exercisable for a period of five years after issuance at an initial exercise price of $0.30 per share, subject to certain adjustments, as provided in the Warrants. Each of the Purchasers received Warrants in the amount equal to 100% of the number of Shares purchased by such Purchaser. Each Share and accompanying Warrant were offered at a combined offering price of $0.30. Pursuant to the Purchase Agreements, the Purchasers purchased the Shares and accompanying Warrants for an aggregate purchase price of $9,000,000. The transaction closed on April 1, 2021, with the Company receiving proceeds of $8,135,000 after payment of expenses.

Equipment Purchase Agreement

On April 12, 2021, we entered into non-fixed price sales and purchase agreement with Bitmain Technologies Limited (“Bitmain”) (the “Bitmain Agreement”) to purchase from Bitmain cryptocurrency mining hardware and other equipment in accordance with the terms and conditions of the Agreement. Bitmain is scheduled to manufacture and ship miners on monthly basis, in 12 equal batches of 400 units, starting on August 2021 and through July 2022. The Purchase Agreement remains in effect until the delivery of the last batch of products. The total purchase price was approximately $34,047,600, subject to price adjustments and related offsets. The total purchase price is payable as follows: (i) 25% of the total purchase price is due upon the execution of the Agreement or no later than April 19, 2021; (ii) 35% of the total purchase price, is due by May 30, 2021; and (iii) the remaining 40% of the total purchase price, is payable on a monthly basis starting in June 2021.

Going Concern

The Company has reported recurring operating losses since its inception and used net cash in operating activities of $737,497 in the nine months ended March 31, 2021. As of March 31, 2021, the Company had an accumulated deficit of $39,691,125. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Digital Currencies

Digital currencies consist of Bitcoin, Litecoin, ZCash and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services, and Chainlink and other digital currencies purchased for short-term investment purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations. The Company had a realized gain on the sale of digital currencies of $106,497 in the nine months ended March 31, 2021.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the three months or nine months ended March 31, 2021 and 2020.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2020 and June 30, 2020, the amounts reported for cash, prepaid expenses and other current assets, equipment deposits, accounts payable, accrued preferred stock dividends, accrued expenses, due to related party and notes payable approximate fair value because of their short maturities.

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
March 31, 2021:
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

The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin, Litecoin, ZCash and Ethereum. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives digital currencies, which are recorded as revenue using the closing U.S. dollar price of the related cryptocurrency on the date of receipt. Expenses associated with running the cryptocurrency mining operations, such as equipment depreciation, rent, operating supplies, rent, utilities and monitoring services are recorded as cost of revenues.

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

On April 12, 2021, we entered into non-fixed price sales and purchase agreement with Bitmain Technologies Limited (“Bitmain”) (the “Bitmain Agreement”) to purchase from Bitmain cryptocurrency mining hardware and other equipment in accordance with the terms and conditions of the Agreement. Bitmain is scheduled to manufacture and ship miners on monthly basis, in 12 equal batches of 400 units, starting on August 2021 and through July 2022. The Purchase Agreement remains in effect until the delivery of the last batch of products. The total purchase price was approximately $34,047,600, subject to price adjustments and related offsets. The total purchase price is payable as follows: (i) 25% of the total purchase price is due upon the execution of the Agreement or no later than April 19, 2021; (ii) 35% of the total purchase price, is due by May 30, 2021; and (iii) the remaining 40% of the total purchase price, is payable on a monthly basis starting in June 2021.

RECENTLY ISSUED ACCOUNTING POLICIES

There were no new accounting pronouncements issued or proposed by the FASB during the nine months ended March 31, 2021 and through the date of filing this report which the Company believes will have a material impact on its financial financial statements.

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

1.

As of March 31, 2021, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of March 31, 2021, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of March 31, 2021, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2021, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations, except as set forth below. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company, our common stock, or our company’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

The future impact of the Coronavirus (COVID-19) pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of COVID-19 on our business.

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

Our business can potentially be impacted by the effects of the COVID-19 as follows: (1) effect our financial condition, operating results and reduce cash flows; (2) cause disruption to the activities of equipment suppliers; (3) negatively effect the Company's mining activities due to imposition of related public health measures and travel and business restrictions; (4) create disruptions to our core operations in New York due to quarantines and self-isolations; (5) restrict the Company's ability and that of its employees to access facilities and perform equipment maintenance, repairs, and programming which will lead to inability to monitor and service miners, resulting in reduced ability to mine cryptocurrencies due to miners being offline.

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

The sweeping nature of the novel COVID-19 pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the long run. However, the likely overall economic impact of the pandemic is viewed as highly negative to the general economy.  To date, we have not been classified as an essential business in the New York, and we may not be allowed to access our mining facilities. The duration of such impact cannot be predicted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2021, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On January 11, 2021, the Company issued 4,980,010 shares of its common stock in conversion of $77,000 note principal, $3,122 accrued interest payable, and $300 in fees, resulting in the extinguishment of derivative liabilities of $41,073.

On January 14, 2021, the Company issued 6,635,790 shares of its common stock in conversion of $115,000 note principal and $1,591 accrued interest payable, resulting in the extinguishment of derivative liabilities of $51,576.

On January 14, 2021, the Company issued 2,000,000 shares of its common stock valued at $295,000 as an equity incentive in the sale of Series C Preferred Stock.

On January 19, 2021, the Company issued 216,616 shares of its common stock for services valued at $24,260.

On January 25, 2021, the Company issued 3,400,670 shares of its common stock in conversion of $75,000 note principal and $1,175 accrued interest payable, resulting in the extinguishment of derivative liabilities of $36,695.

On February 2, 2021, the Company issued 2,351,590 shares of its common stock in conversion of $81,739 note principal and $1,390 accrued interest payable, resulting in the extinguishment of derivative liabilities of $40,046.

On February 5, 2021, the Company issued 1,000,000 shares of its common stock valued at $89,100 as an equity incentive in the sale of Series C Preferred Stock.

On February 16, 2021, the Company issued 5,454,148 shares of its common stock in conversion of $271,739 note principal and $8,877 accrued interest payable, resulting in the extinguishment of derivative liabilities of $154,954.

On February 19, 2021, the Company issued 5,263,000 shares of its common stock, having a stated value of $5,263, for conversion of 52,630 shares of Series B Preferred Stock.

On February 24, 2021, the Company issued 55,555 shares of its common stock to extinguish a stock subscription payable of $33,888.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS.

(a) Exhibits.

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer.*
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.**

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

______________

* Filed herewith.

**This certification is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED VENTURES, INC.

Dated: May 14, 2021	By:	/s/ Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

