Form 10-K
period 2021-06-30
INTEGRATED VENTURES, INC.
filed 2021-09-24
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-55681

INTEGRATED VENTURES, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	82-1725385
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

73 Buck Road, Suite 2, Huntingdon Valley, PA 19006

(Address of principal executive offices) (Zip Code)

(215) 613-1111

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	INTV	N/A

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

On December 31, 2020, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,347,889 based upon the closing price on that date of the common stock of the registrant as reported on the OTC Markets system of $0.033. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of September 24, 2021, the registrant had 204,961,362 shares of its common stock, $0.001 par value, issued and outstanding.

Forward-Looking Statements

All statements in this Annual Report on Form 10-K, other than historical fact or present financial information, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements that address activities, outcomes and other matters that should or may occur in the future, including, without limitation, statement regarding the financial position, business strategy, growth, projections and other plans and objectives for our future operations, are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements, they are no guarantees of future performance. We have no obligation and make no undertaking to publicly update or revise any forward-looking statements, except as may be required by law.

Forward-looking statements include the items identified in the preceding paragraph, information concerning possible or assumed future results of operations and other statements in this Annual Report, and can be identified by terminology such as “may,” “will,” “should,” “expects,” “intend,” “anticipates,” “believes,” “could,” “estimates,” “plans,” “potential,” “predicts,” “project,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms “we,” “us,” “our,” the “Company,” and “Integrated Ventures” mean Integrated Ventures, Inc., unless otherwise indicated.

PART I

Item 1. Business.

We were incorporated in the State of Nevada on March 22, 2013 under the name Lightcollar, Inc. On March 22, 2015, we changed our name to EMS Find, Inc., and in July 2017, we changed our name to Integrated Ventures, Inc. We have discontinued our prior operations and changed our business focus from our prior technologies relating to the EMS Find platform to acquiring, launching, and operating companies in the cryptocurrency sector, mainly in digital currency mining and sales of branded mining rigs.

On November 22, 2017, we successfully launched our cryptocurrency operations, and revenues commenced from cryptocurrency mining operations and from sales of cryptocurrency mining equipment.

As of June 30, 2021, the Company owned a total of approximately 914 miners that mine Bitcoin, Litecoin, ZCash and Ethereum. Our cryptocurrency mining operations are currently located in two hosted facilities in Carthage, New York and, effective September 1, 2021, Kearney, Nebraska. The hosting and power purchase agreements for the two facilities require the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. In addition, as of June 30, 2021, the Company paid deposits totaling $7,544,190 for 2,650 additional miners to be connected on a monthly basis in tranches of 200 miners beginning in September 2021. We have entered into several agreements discussed below under the heading “Recent Developments.”

The Company will continue to (1) raise capital to purchase new mining equipment, (2) sell older and no longer profitable models, and (3) expand cryptocurrency mining equipment to new locations.

Cryptocurrency Mining

Digital tokens are built on a distributed ledger infrastructure often referred to as a “blockchain.” These tokens can provide various rights, and cryptocurrency is a type of digital token, designed as a medium of exchange. Other digital tokens provide rights to use assets or services, or in some cases represent ownership interests. Cryptocurrencies, for example Bitcoin, are digital software that run on a blockchain platform, which is a decentralized, immutable ledger of transactions, and essentially function as a digital form of money. Cryptocurrencies such as Bitcoin are not sponsored by any government or a single entity. Bitcoin is one type of intangible digital asset that is issued by, and transmitted through, an open source, math-based protocol platform using cryptographic security (the “Bitcoin Network”). The Bitcoin Network, for example, is an online, peer-to-peer user network that hosts the digital public transaction ledger, known as the “blockchain,” and the source code that comprises the basis for the cryptography and math-based protocols governing the Bitcoin Network. No single entity owns or operates the Bitcoin Network, the infrastructure of which is collectively maintained by a decentralized user base. Bitcoin can be used to pay for goods and services or can be converted to fiat currencies, such as the US Dollar, at rates determined on bitcoin exchanges or in individual end-user-to-end-user transactions under a barter system.

Bitcoin, for example, is “stored” on the blockchain, which is a digital file stored in a decentralized manner on the computers of each Bitcoin Network or as applicable to other cryptocurrency users. A blockchain records the transaction history of all bitcoins in existence and, through the transparent reporting of transactions, allows the cryptocurrency network to verify the association of each bitcoin with the digital wallet that owns them. The network and software programs can interpret the blockchain to determine the exact balance, if any, of any digital wallet listed in the blockchain as having taken part in a transaction on the cryptocurrency network.

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

The method for creating new bitcoins is mathematically controlled in a manner so that the supply of bitcoins grows at a limited rate pursuant to a predetermined schedule. Mining economics has also been much more pressured by the Difficulty Rate – a computation used by miners to determine the amount of computing power required to mine bitcoin. The Difficulty Rate is directly influenced by the total size of the entire Bitcoin network. The Bitcoin network has grown 15-fold in the past year, resulting in a 15-fold increase in difficulty. Today, the network requires the computing power of approximately 350 Bitmain S19 miners to mine one Bitcoin per day, using approximately 1.5 MegaWatt of power supply. Meanwhile, demand from miners also drove up hardware and power prices, the largest costs of production. This deliberately controlled rate of bitcoin creation means that the number of bitcoins in existence will never exceed 21 million and that bitcoins cannot be devalued through excessive production unless the Bitcoin Network’s source code (and the underlying protocol for bitcoin issuance) is altered.

Mining pools have developed in which multiple miners act cohesively and combine their processing power to solve blocks. When a pool solves a new block, the participating mining pool members split the resulting reward based on the processing power they each contributed to solve for such block. The mining pool operator provides a service that coordinates the workers. Fees are paid to the mining pool operator to cover the costs of maintaining the pool. The pool uses software that coordinates the pool members’ hashing power, identifies new block rewards, records how much work all the participants are doing, and assigns block rewards in proportion to the participants’ efforts. While we do not pay pool fees directly, pool fees (approximately 2% to 5%) are deducted from amounts we may otherwise earn. Participation in such pools is essential for our mining business.

Our Cryptocurrency Operations

We utilize and rely on cryptocurrency pools to mine cryptocurrencies and generate a mixed selection of digital cryptocurrencies, including BTC, ETH, ZEC and LTC. Cryptocurrency payouts, net of applicable fees, are paid to us by the pool operator, currently ViaBTC and Foundry Digital, LLC, and the digital currency produced is either stored in a wallet (Coinbase) or sold in open market. Payout proceeds are automatically deposited in our corporate bank accounts.

In our digital currency mining operations, various models of miners are owned and deployed by the Company.

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations. We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale. We report realized gains and losses on the sales of cryptocurrencies and mark our portfolio of cryptocurrencies to market at the end of each quarterly reporting period, reporting unrealized gains or losses on the investments. We held digital currencies with a total cost of $245,320 and $82,855 as of June 30, 2021 and June 30, 2020, respectively, comprised of multiple denominations, primarily Bitcoin (BTC), Ethereum (ETH) and Chainlink (LINK).

Other developments during our fiscal year ended June 30, 2021

On August 4, 2020, we entered into a Securities Purchase Agreement (the “Agreement”) with Eagle Equities, LLC (the “Buyer”), providing for the issuance and sale by the Company and the purchase by the Buyer of a 6% convertible note of the Company in the aggregate principal amount of $1,086,956.52 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Note”), convertible into shares of common stock of the Company (the “Conversion Shares”), upon the terms and subject to the limitations and conditions set forth in the Note. The Note provides for an 8% original issue discount (“OID”) such that the aggregate purchase price for Note will be $1,000,000.00.

The Securities Purchase Agreement and Note have been amended pursuant to an Amendment to the Agreement and the Note (the “Amendment”) effective November 16, 2020, to reduce the principal amount of the Note to $543,478.26 the aggregate principal balance after the two completed fundings under the Note that have taken place: The first closing date under the Note (“Closing”) was held on August 4, 2020, at which the Company sold, and the Buyer purchased the first tranche under the Note for a $271,739.13 portion of the principal balance of the Note, for a purchase price of $250,000, reflecting the OID of 8%. A subsequent Closing of an additional $271,739.13 portion of the Note (the “Second Tranche”) took place on October 22, 2020. The purchase price for the $271,739.13 Second Tranche of the Note was $250,000 as well, representing the OID of 8%. The total amount now due under the Note, as amended on November 16, 2020, following the two completed closings is $543,478.26, which amount corresponds to total aggregate principal balance of the Note purchased in the two completed closings. Now there is no unfunded balance under the Note as a result of the Amendment reducing the principal amount thereof to the aggregate principal balance of the Note following the two completed closings. On January 13, 2021, the SEC declared our Form S-1 resale registration statement effective (File No. 333-249596), which provides for the registration of an aggregate of 34,426,000 shares of common stock of our company, which shares are issuable upon the conversion of the 6% convertible note pursuant to the Agreement.

Effective January 14, 2021, the Company filed a Certificate of Designation of the Series C Convertible Preferred Stock (“Series C preferred stock”) with the Nevada Secretary of State. The Company has authorized the issuance of an aggregate of 3,000 shares of the Series C preferred stock. Each share of Series C preferred stock has a par value of $0.001 per share and a stated value of $1,100 per share. The shares of Series C preferred stock are convertible into shares of the Company’s common stock at a conversion price of $0.068 per share.

On January 14, 2021, the Company entered into a Securities Purchase Agreement the (the “Series C Agreement”) with BHP Capital NY, Inc. (“BHP”), providing for the issuance and sale by the Company and the purchase by BHP of newly designated shares of Series C preferred stock issued by the Company. Under the January 2021 Financing, the purchase price per share of Series C preferred stock was $1,000. The first closing under the January 2021 Financing was held on January 22, 2021, at which the Company sold, and BHP purchased, 750 shares of Series C preferred stock for $750,000. The Company received net proceeds of $740,000 after payment of legal fees. The Company also on that date issued 2,000,000 shares of its common stock to BHP as equity incentive shares. Pursuant to a second Securities Purchase Agreement effective February 5, 2021, BHP purchased a second tranche consisting of 375,000 shares of Series C preferred stock for $375,000 (together with the Series C Agreement, the “January 2021 Financing”). As an equity incentive to this purchase of Series C preferred stock, 1,000,000 shares of the Company’s common stock were issued to BHP.

On February 18, 2021, we entered into a Securities Purchase Agreement, (the “Series D Agreement”) with BHP Capital NY, Inc., providing for the issuance and sale by the Company and the purchase by such purchaser of 3,000 shares of Series D Convertible Preferred Stock (the “Series D preferred stock”) and a warrant to purchase common stock for a purchase price of $3,000,000, with the ability to purchase another 1,000 shares of Series D preferred stock on the same terms exercisable at $0.60 per share (the “February 2021 Financing”).

Using the proceeds from the Series C Agreements and the Series D Agreement, as well as amounts from operating cash flows, we purchased an additional 697 mining rigs for an aggregate purchase price of $2,910,964.

On February 19, 2021, the Company filed a Certificate of Designation of the Series D Preferred Stock with the Nevada Secretary of State. The Company has authorized the issuance of an aggregate of 4,000 shares of the Series D Preferred Stock, and at a closing held February 19, 2021, 3,000 shares of Series D preferred stock were issued to BHP Capital NY, Inc.

On March 8, 2021, we entered into a Master Agreement with Compute North LLC (“Compute North”) pursuant to which Compute North will provide collocation and hosting services in data centers located in Nebraska and Texas, including rack space, electrical power, utilities and physical security. Compute North will also provide managed services for the mining equipment. The monthly fees and term of the services will be determined based on the number of mining rigs placed into service and total power consumed. Effective September 1, 2021, hosting operations were launched in Kearney, Nebraska.

On March 25, 2021, the SEC declared our Form S-3 resale registration statement effective (File No. 333-254172), which provides for the registration of an aggregate of $50,000,000 of common stock, preferred stock, debt securities, warrants, rights and units.

On March 30, 2021, we entered into securities purchase agreements (the “Purchase Agreements”) with two institutional investors (the “Purchasers”), for the offering (the “Offering”) of (i) 30,000,000 shares of common stock (“Shares”), par value $0.001 per share, of the Company (“Common Stock”) and (ii) common stock purchase warrants (“Warrants”) to purchase up to an aggregate of 30,000,000 shares of Common Stock, which are exercisable for a period of five years after issuance at an initial exercise price of $0.30 per share, subject to certain adjustments, as provided in the Warrants. Each of the Purchasers will receive Warrants in the amount equal to 100% of the number of Shares purchased by such Purchaser. Each Share and accompanying Warrant will be offered at a combined offering price of $0.30. Pursuant to the Purchase Agreements, the Purchasers are purchasing the Shares and accompanying Warrants for an aggregate purchase price of $9,000,000. The number of shares of common stock outstanding immediately after the Offering was 189,685,962 shares (excluding the exercise of the warrants offered in the Offering). The Company expects to receive approximately $8,145,000 in net proceeds from the Offering before exercise of the Warrants and after deducting the discounts, commissions, and other estimated offering expenses payable by the Company. The Company expects to use the net proceeds from the Offering for working capital and for general corporate purposes.

On April 12, 2021, we entered into non-fixed price sales and purchase agreement (the “Bitmain Agreement”) with Bitmain Technologies Limited (“Bitmain”) to purchase from Bitmain cryptocurrency mining hardware and other equipment in accordance with the terms and conditions of the Bitmain Agreement. Bitmain is scheduled to manufacture and ship miners on monthly basis, in 12 equal batches of 400 units, starting on August 2021 and through July 2022. The Bitmain Agreement remains in effect until the delivery of the last batch of products. The total purchase price was approximately $34,047,600, subject to price adjustments and related offsets. The total purchase price is payable as follows: (i) 25% of the total purchase price is due upon the execution of the Bitmain Agreement or no later than April 19, 2021; (ii) 35% of the total purchase price, is due by May 30, 2021; and (iii) the remaining 40% of the total purchase price, is payable on a monthly basis starting in June 2021.

The Company entered into a separate verbal agreement with Wattum Management, Inc. {“Wattum”), a non-related party, whereby Wattum agreed to share 50% of the purchase obligation under the Bitmain Agreement, including reimbursing the Company for 50% of the equipment deposits paid by the Company to Bitmain.

On June 11, 2021, we filed a Form S-3 resale registration statement (File No. 333-257047), which provides for the registration of 46,920,591 shares of common stock, but has not yet been declared effective.

Other developments subsequent to June 30, 2021

On July 6, 2021, the Company issued a total of 8,000,000 shares of its common stock as compensation under two Management Agreements (see Notes 11 and 13) and extinguished a common stock payable of $5,480,000 recorded as of June 30, 2021.

On July 6, 2021, the Company terminated an agreement entered into on February 10, 2021 to purchase seven mobile mining containers.  On September 3, 2021, the Company executed a manufacturing and purchase agreement for two forty-foot mobile mining containers capable of hosting over 700 miners, with an estimated delivery date of November 10, 2021.

On August 16, 2021, the Company issued 2,473,700 shares of common stock to Steve Rubakh for the conversion of 24,737 shares of Series B preferred stock. The common shares issued were valued at par value of $2,474.

Subsequent to June 30, 2021, the Company made equipment prepayments totaling $2,876,256 to Bitmain pursuant to the Bitmain Agreement and received reimbursements totaling $1,984,352 from Wattum.

The Digital Currency Markets and Trend Information

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

On each Bitcoin Exchange, bitcoins are traded with publicly disclosed valuations for each transaction, measured by one or more fiat currencies. Bitcoin Exchanges report publicly on their site the valuation of each transaction and bid and ask prices for the purchase or sale of bitcoins. Market participants can choose the Bitcoin Exchange on which to buy or sell bitcoins. To date, the SEC has rejected the proposals for bitcoin ETF’s, citing that lack of enough transparency in the cryptocurrency markets to be sure that prices are not being manipulated. The Wall Street Journal has recently reported on how bots are manipulating the prices of bitcoin on the crypto exchanges. However, on November 8, 2018, the SEC announced in an order (the “Order”) that it had settled charges against Zachary Coburn, the founder of the digital token exchange EtherDelta, marking the first time that the SEC has brought an enforcement action against an online digital token platform for operating as an unregistered national securities exchange.

Although the cryptocurrency markets have been historically volatile and have weathered several up and down cycles over the past few years, recently these markets have been in a selloff phase for the past several months, possibly reflecting doubts as to the applicability of digital currencies in commercial applications and other factors. In this selloff, prices of digital currencies other than Bitcoin have experienced deeper percentage declines than Bitcoin. The current trading range for Bitcoin is $40,000 to $50,000. Other cryptocurrencies have experienced more substantial declines, than Bitcoin’s recent decline. Our revenues are directly affected by the Bitcoin market price specifically, which is the market leader for prices of all cryptocurrencies. In recent weeks, regulatory crackdowns have also weighed on prices. The SEC recently announced its first civil penalties against cryptocurrency founders as part of a wide regulatory and legal crackdown on fraud and abuses in the industry.

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

Government Regulation

Government regulation of blockchain and cryptocurrency under review with a number of government agencies, the SEC, the Commodity Futures Trading Commission, the Federal Trade Commission and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, and in other countries. State government regulations also may apply to certain activities such as cryptocurrency exchanges (bitlicense, banking and money transmission regulations) and other activities. Other bodies which may have an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency business include the national securities exchanges and the Financial Industry Regulatory Authority. As the regulatory and legal environment evolves, the Company may in its mining activities become subject to new laws, and further regulation by the SEC and other agencies. On November 16, 2018, the SEC issued a Statement on Digital Asset Securities Issuance and Trading, in which it emphasized that market participants must still adhere to the SEC’s well-established and well-functioning federal securities law framework when dealing with technological innovations, regardless of whether the securities are issued in certificated form or using new technologies, such as blockchain.

Blockchain and cryptocurrency regulations are in a nascent state with agencies investigating businesses and their practices, gathering information, and generally trying to understand the risks and uncertainties in order to protect investors in these businesses and in cryptocurrencies generally. Various bills have also been proposed in Congress for adoption related to our business which may be adopted and have an impact on us. The offer and sale of digital assets in initial coin offerings, which is not an activity we expect to pursue, has been a central focus of recent regulatory inquiries. On November 16, 2018, the SEC settled with two cryptocurrency startups, and reportedly has more than 100 investigations into cryptocurrency related ventures, according to a codirector of the SEC’s enforcement division (Wall Street Journal, November 17-18, 2018). An annual report by the SEC shows that digital currency scams are among the agency’s top enforcement priorities. The SEC is focused in particular on Initial Coin Offerings (ICOs), which involve the sale of digital tokens related to blockchain projects. Many such projects have failed to deliver on their promises or turned out to be outright scams. In the past year, the enforcement division has opened dozens of investigations involving ICOs and digital assets, many of which were ongoing at the close of FY 2018,” the SEC states in a section of the report titled “ICOs and Digital Assets.” Moreover, in recent months, members of Congress have made inquiries into the regulation of crypto assets, and Gary Gensler, Chair of the SEC, has made public statements regarding increased regulatory oversight of crypto assets.

Financial

As of June 30, 2021, we operated our cryptocurrency mining operations in a hosted facility located in Carthage, New York, and effective September 1, 2021, expanded our mining operations to a second hosted facility located in Kearney, Nebraska. The hosting and power purchase agreements for the two facilities require the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The Company is aggressively looking to expand its power capacity and is currently negotiating purchase or investment in multiple real estate properties capable of being deployed as data centers for cryptocurrency mining operations.

Our mining pool services are provided by ViaBTC and, effective September 15, 2021, by Foundry Digital, LLC.

Revenues from our cryptocurrency mining operations were $1,793,316 and $435,740 for the years ended June 30, 2021, respectively. Revenues from the sales of used equipment and parts were $58,074 and $18,430 for the years ended June 30, 2021 and 2020, respectively.

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations. We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale. We report realized gains and losses on the sales of cryptocurrencies net of transaction costs. As of June 30, 2021, our digital currencies at cost totaled $245,320 and were comprised of multiple denominations, primarily Bitcoin (BTC), Ethereum (ETH) Chainlink (LINK).

We have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable and preferred stock. During the year ended June 30, 2021, we received net proceeds from convertible notes payable of $563,000, Series C preferred stock of $1,125,000, Series D preferred stock of $3,000,000 and common stock of $8,135,000.

As of June 30, 2021, our convertible debt lenders had fully converted all debt to common stock and all derivative liabilities had been extinguished.

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

Employees and Employment Agreements

We presently have one full time employee, Steve Rubakh, our sole officer and director, who devotes 100% of his time to our operations. In addition, we rely on a group of subcontractors to build, install, manage, monitor and service our mining equipment. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees; however, we at times do reimburse Mr. Rubakh for certain health insurance and medical costs.

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

Item 1A. Risk Factors.

Risks Related to Our Business

Because We Are An Early-Stage Company With Minimal Revenue And A History Of Losses And We Expect To Continue To Incur Substantial Losses For The Foreseeable Future, We Cannot Assure You That We Can Or Will Be Able To Operate Profitably.

We have incurred losses since our organization, and are subject to the risks common to start-up, pre-revenue enterprises, including, among other factors, undercapitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenues. We cannot assure you that we will be able to operate profitably or generate positive cash flow. If we cannot achieve profitability, we may be forced to cease operations and you may suffer a total loss of your investment.

An Investment In The Company Must Be Considered Speculative Since Our Operations Are Dependent On The Market Value Of Bitcoin.

Our operations are dependent on the continued viable market performance of cryptocurrencies that we market and, in particular, the market value of Bitcoin. The decision to pursue blockchain and digital currency businesses exposes the Company to risks associated with a new and untested strategic direction. Under the current accounting rules, cryptocurrency is not cash, currency or a financial asset, but an indefinite-lived intangible asset; declines in the market price of cryptocurrencies would be included in earnings, whereas increases in value beyond the original cost or recoveries of previous declines in value would not be captured. The prices of digital currencies have varied wildly in recent periods and reflects “bubble” type volatility, meaning that high prices may have little or no merit, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation and media reporting.

Natural disasters and geo-political events could adversely affect our business.

Natural disasters, including hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes and tsunamis, weather conditions, including winter storms, droughts and tornados, whether as a result of climate change or otherwise, and geo-political events, including civil unrest or terrorist attacks, that affect us, or other service providers could adversely affect our business. Specifically, if the weather conditions in Carthage, New York or Kearney, Nebraska, become too hot, or too humid, we may be required to install additional AC units to cool the cryptocurrency mining equipment which will greatly affect our profit margins. In addition, too much humidity in the air may damage our equipment or require us to install expensive dehumidifiers further lowering our profit margins.

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

If We Are Unable To Attract, Train And Retain Technical And Financial Personnel, Our Business May Be Materially And Adversely Affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain key management, technical, regulatory and financial personnel. Recruiting and retaining capable personnel with experience in pharmaceutical products is vital to our success. There is substantial competition for qualified personnel, and competition is likely to increase. We cannot assure you we will be able to attract or retain the technical and financial personnel we require. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

We Depend Heavily On Our Chief Executive Officer, And His Departure Could Harm Our Business.

The expertise and efforts of Steve Rubakh, our Chief Executive Officer, are critical to the success of our business. The loss of Mr. Rubakh’s services could significantly undermine our management expertise and our ability to operate our Company.

Our Auditors’ Report Includes A Going Concern Paragraph.

Our financial statements include a going-concern qualification from our auditors, which expresses doubt about our ability to continue as a going concern. We have operated at a loss since inception. Our ability to operate profitably is dependent upon, among other things, obtaining additional financing for our operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that take into consideration the uncertainty of our ability to continue operations.

Risks Relating Generally to Our Operations and Technology

Currently, There Is Relatively Limited Use Of Bitcoin In The Retail And Commercial Marketplace In Comparison To Relatively Large Use By Speculators, Thus Contributing To Price Volatility That Could Adversely Affect Our Results Of Operations.

Bitcoin has only recently become accepted as a means of payment for goods and services by certain major retail and commercial outlets and use of Bitcoin by consumers to pay such retail and commercial outlets remains limited. Conversely, a significant portion of Bitcoin demand is generated by speculators and investors seeking to profit from the short- or long-term holding of Bitcoin. Many industry commentators believe that Bitcoin’s best use case is as a store of wealth, rather than as a currency for transactions, and that other cryptocurrencies having better scalability and faster settlement times will better serve as currency. This could limit Bitcoin’s acceptance as transactional currency. A lack of expansion by Bitcoin into retail and commercial markets, or a contraction of such use, may result in increased volatility or a reduction in the Bitcoin Index Price, either of which could adversely affect our results of operations.

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

According to a recent report published by Lex Machina, securities litigation in general and those that are related to blockchain, cryptocurrency or bitcoin specifically, showed a marked increase during the first two quarters of 2018 as compared to 2017. The total number of securities cases that referenced “blockchain,” “cryptocurrency” or “bitcoin” in the pleadings tripled in the first half of 2018 alone compared to 2017.On the same day, the SEC announced its first charge against unregistered broker-dealers for selling digital tokens after the SEC issued The DAO Report in 2017. The SEC charged TokenLot LLC (TokenLot), a self-described “ICO Superstore”, and its owners, Lenny Kugel and Eli L. Lewitt, with failing to register as broker-dealers. On November 16, 2018 the SEC settled with two cryptocurrency startups, and reportedly has more than 100 investigations into cryptocurrency related ventures, according to a codirector of the SEC’s enforcement. As the regulatory and legal environment evolves, the Company may in its mining activities become subject to new laws, and further regulation by the SEC and other federal and state agencies.

On February 11, 2020, the SEC filed charges against an Ohio-based businessman who allegedly orchestrated a digital asset scheme that defrauded approximately 150 investors, including many physicians. The agency alleges that Michael W. Ackerman, along with two business partners, raised at least $33 million by claiming to investors that he had developed a proprietary algorithm that allowed him to generate extraordinary profits while trading in cryptocurrencies. The SEC’s complaint alleges that Ackerman misled investors about the performance of his digital currency trading, his use of investor funds, and the safety of investor funds in the Q3 trading account. The complaint further alleges that Ackerman doctored computer screenshots taken of Q3’s trading account to create. In reality, as alleged, at no time did Q3’s trading account hold more than $6 million and Ackerman was personally enriching himself by using $7.5 million of investor funds to purchase and renovate a house, purchase high end jewelry, multiple cars, and pay for personal security services.

On March 16, 2020, the SEC obtained an asset freeze and other emergency relief to halt an ongoing securities fraud perpetrated by a former state senator and two others who bilked investors in and outside the U.S. and obtained an asset freeze and other emergency relief to halt an ongoing securities fraud perpetrated by a former state senator and two others who bilked investors in and outside the U.S. The SEC’s complaint alleges that Florida residents Robert Dunlap and Nicole Bowdler worked with former Washington state senator David Schmidt to market and sell a purported digital asset called the “Meta 1 Coin” in an unregistered securities offering, conducted through the Meta 1 Coin Trust. The complaint alleges that the defendants made numerous false and misleading statements to potential and actual investors, including claims that the Meta 1 Coin was backed by a $1 billion art collection or $2 billion of gold, and that an accounting firm was auditing the gold assets. The defendants also allegedly told investors that the Meta 1 Coin was risk-free, would never lose value and could return up to 224,923%. According to the complaint, the defendants never distributed the Meta 1 Coins and instead used investor funds to pay personal expenses and for other personal purposes. The SEC continues to actively prosecute cases involving digital assets, digital securities, cryptocurrencies or other operations involving blockchain technology.

Banks And Financial Institutions May Not Provide Banking Services, Or May Cut Off Services, To Businesses That Provide Digital Currency-Related Services Or That Accept Digital Currencies As Payment, Including Financial Institutions Of Investors In Our Securities.

A number of companies that provide bitcoin and/or other digital currency-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with digital currencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions in response to government action, particularly in China, where regulatory response to digital currencies has been particularly harsh. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide bitcoin and/or derivatives on other digital currency-related services have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of digital currencies as a payment system and harming public perception of digital currencies, and could decrease their usefulness and harm their public perception in the future.

It May Be Illegal Now, Or In The Future, To Acquire, Own, Hold, Sell Or Use Bitcoin, Ethereum, Or Other Cryptocurrencies, Participate In The Blockchain Or Utilize Similar Digital Assets In One Or More Countries, The Ruling Of Which Could Adversely Affect The Company.

Although currently Bitcoin, Ethereum, and other cryptocurrencies, the Blockchain and digital assets generally are not regulated or are lightly regulated in most countries, including the United States, one or more countries such as China and Russia may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these digital assets or to exchange for fiat currency. Such restrictions may adversely affect the Company. Such circumstances could have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which could have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

If regulatory changes or interpretations require the regulation of Bitcoin or other digital assets under the securities laws of the United States or elsewhere, including the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Investment Company Act of 1940 or similar laws of other jurisdictions and interpretations by the SEC, the Commodity Futures Trading Commission (the “CFTC”), the Internal Revenue Service (“IRS”), Department of Treasury or other agencies or authorities, the Company may be required to register and comply with such regulations, including at a state or local level. To the extent that the Company decides to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expense or burdens to the Company. The Company may also decide to cease certain operations. Any disruption of the Company’s operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Company.

Our Digital Currencies May Be Subject To Loss, Theft Or Restriction On Access.

There is a risk that some or all of our digital currencies could be lost or stolen. Digital currencies are stored in digital currency sites commonly referred to as “wallets” by holders of digital currencies which may be accessed to exchange a holder’s digital currency assets. Hackers or malicious actors may launch attacks to steal, compromise or secure digital currencies, such as by attacking the digital currency network source code, exchange miners, third-party platforms, cold and hot storage locations or software, or by other means. We may be in control and possession of one of the more substantial holdings of digital currency. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats. Any of these events may adversely affect our operations and, consequently, our investments and profitability. The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our digital currency holdings or the holdings of others held in those compromised wallets. Our loss of access to our private keys or our experience of a data loss relating to our digital wallets could adversely affect our investments and assets.

Incorrect Or Fraudulent Digital Currency Transactions May Be Irreversible.

Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of a digital currency or a theft thereof generally will not be reversible and we may not have sufficient recourse to recover our losses from any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our digital currency rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Further, at this time, there is no specifically enumerated U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen digital currency. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations of and potentially the value of any bitcoin or other digital currencies we mine or otherwise acquire or hold for our own account.

We Are Subject To Risks Associated With Our Need For Significant Electrical Power. Government Regulators May Potentially Restrict The Ability Of Electricity Suppliers To Provide Electricity To Mining Operations, Such As Ours.

The operation of a bitcoin or other digital currency mine can require massive amounts of electrical power. We are reliant on PetaWatt Properties, LLC and Compute North, LLC for the power supply for our mining operations. Our mining operations can only be successful and ultimately profitable if the costs, including electrical power costs, associated with mining a bitcoin are lower than the price of a bitcoin. As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis with a reliable supplier, and our establishment of new mines requires us to find locations where that is the case. There may be significant competition for suitable mine locations, and government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage, or may otherwise potentially restrict or prohibit the provision or electricity to mining operations. If we are unable to receive adequate power supply and are forced to reduce our operations due to the availability or cost of electrical power, our business would experience materially negative impacts.

We Have Increased Our Investments In Cryptocurrencies, The Market Value Of Which May Be Subject To Significant Fluctuations.

When funds are available and market conditions allow, current strategy is to invest in certain denominations of cryptocurrencies to complement our mining operations. We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale. We report realized gains and losses on the sales of cryptocurrencies and mark our portfolio of cryptocurrencies to market at the end of each quarterly reporting period, reporting unrealized gains or losses on the investments. The market value of these investments may fluctuate materially, and we may be subject to investment losses on the change in market value.

Risks Related to the Coronavirus Pandemic

The Future Impact Of The Covid-19 Pandemic On Companies Is Evolving And We Are Currently Unable To Assess With Certainty The Broad Effects Of Covid-19 On Our Business.

The future impact of the COVID-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of COVID-19 on our business, particularly on the digital currency markets. As of June 30 31, 2021, our investment in property and equipment of $3,159,523 could be subject to impairment or change in valuation due to COVID-19 if our cryptocurrency mining revenues significantly decrease or we are not able to raise capital sufficient to fund our operations. In addition, any travel restrictions and social distancing requirements may make it difficult for our management to access and oversee our operations in New York and Nebraska.

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

Our business can potentially be impacted by the effects of the COVID-19 as follows: (1) effect our financial condition, operating results and reduce cash flows; (2) cause disruption to the activities of equipment suppliers; (3) negatively effect the Company’s mining activities due to imposition of related public health measures and travel and business restrictions; (4) create disruptions to our core operations in New York and Nebraska due to quarantines and self-isolations; (5) restrict the Company’s ability and that of its employees to access facilities and perform equipment maintenance, repairs, and programming which will lead to inability to monitor and service miners, resulting in reduced ability to mine cryptocurrencies due to miners being offline.

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

Risks Related to Our Securities

Our Lack Of Internal Controls Over Financial Reporting May Affect The Market For And Price Of Our Common Stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to file a report by our management on our internal control over financial reporting. Our disclosure controls and our internal controls over financial reporting are not effective. We do not have the financial resources or personnel to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. The absence of internal controls over financial reporting may inhibit investors from purchasing our stock and may make it more difficult for us to raise capital or borrow money. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors and employees, entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and divert management’s attention from other business concerns. These changes may not, however, be effective in developing or maintaining internal control.

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

FINRA Sales Practice Requirements May Limit A Stockholder’s Ability To Buy And Sell Our Stock.

The Financial Industry Regulatory Authority (referred to as FINRA) has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

The Market Price For Our Common Stock May Be Volatile And Your Investment In Our Common Stock Could Suffer A Decline In Value.

The trading volume in our stock is low, which may result in volatility in our stock price. As a result, any reported prices may not reflect the price at which you would be able to sell shares of common stock if you want to sell any shares you own or buy if you wish to buy shares. Further, stocks with a low trading volume may be more subject to manipulation than a stock that has a significant public float and is actively traded. The price of our stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

●

the market’s reaction to our financial condition and its perception of our ability to raise necessary funding or enter into a joint venture, given the economic environment resulting from the COVID-19 pandemic, as well as its perception of the possible terms of any financing or joint venture;

●	the market’s perception as to our ability to generate positive cash flow or earnings;

●	changes in our or any securities analysts’ estimate of our financial performance;

●	the anticipated or actual results of our operations;

●	changes in market valuations of digital currencies and other companies in our industry;

●	concern that our internal controls are ineffective;

●	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

●	other factors not within our control.

Raising Funds By Issuing Equity Or Convertible Debt Securities Could Dilute The Net Tangible Book Value Of The Common Stock And Impose Restrictions On Our Working Capital.

We anticipate that we will require funds in addition to the net proceeds from this offering for our business.

We will need to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not which is less than the market price and which may be based on a discount from market at the time of issuance. Stockholders will incur dilution upon exercise of any outstanding stock options, warrants or upon the issuance of shares of common stock under our present and future stock incentive programs. If we were to raise capital by issuing equity securities, either alone or in connection with a non-equity financing, the net tangible book value of the then outstanding common stock could decline. If the additional equity securities were issued at a per share price less than the market price, which is customary in the private placement of equity securities, the holders of the outstanding shares would suffer dilution, which could be significant. Further, if we are able to raise funds from the sale of debt securities, the lenders may impose restrictions on our operations and may impair our working capital as we service any such debt obligations. In addition, the sale of shares and any future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the price of our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares of common stock for sale will have on the market price of our common stock.

We May Issue Preferred Stock Whose Terms Could Adversely Affect The Voting Power Or Value Of Our Common Stock.

Our articles of incorporation authorize us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. We have outstanding shares of our Series A super-voting preferred stock and Series B convertible preferred stock, the terms of which adversely impact the voting power or value of our common stock. Similarly, the repurchase or redemption rights or liquidation preferences included in a series of preferred stock issued in the future might provide to holders of preferred stock rights that could affect the residual value of the common stock.

Because Certain Existing Stockholders Own A Large Percentage Of Our Voting Stock, Other Stockholders’ Voting Power May Be Limited.

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

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these other corporate governance measures and since our securities are not yet listed on a national securities exchange, we are not required to do so. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committee of our board of directors. It is possible that if our Board of Directors included a number of independent directors and if we were to adopt some or all of these corporate governance measures requiring expansion of our board of directors, stockholders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors. In evaluating our Company, our current lack of corporate governance measures should be borne in mind.

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

Item 1B. Unresolved Staff Comments.

Disclosure under this Item 1B is not required of smaller reporting companies.

Item 2. Properties.

Our corporate offices are located at 73 Buck Road, Suite 2, Huntingdon Valley, Pennsylvania 19006. Our telephone number is (215) 613-1111. We occupy a 450 square foot facility, at no cost to the Company, where we maintain and manage corporate accounting and perform research and development and equipment repair services. Our cryptocurrency mining operations are currently located in two hosted facilities in Carthage, New York, and Kearney, Nebraska. The hosting and power purchase agreements for the two facilities require the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. We believe that our offices and hosted cryptocurrency mining facilities are currently suitable and adequate; however, we plan to expand our hosted cryptocurrency mining locations as new equipment is purchased and the need for additional space arises.

Item 3. Legal Proceedings.

We are not aware of any pending legal proceedings in which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficiary of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded over-the-counter market under the symbol “INTV.” The quotations in the table below reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Period	High	Low

Fiscal year Ended June 30, 2021
Quarter Ended September 30, 2020	$0.0460	$0.0145
Quarter Ended December 31, 2020	$0.0500	$0.0145
Quarter Ended March 31, 2021	$0.8900	$0.0320
Quarter Ended June 30, 2021	$0.4340	$0.1240

Fiscal year Ended June 30, 2020
Quarter Ended September 30, 2019	$0.1510	$0.0260
Quarter Ended December 31, 2019	$03720	$0.0088
Quarter Ended March 31, 2020	$0.0280	$0.0078
Quarter Ended June 30, 2020	$0.0810	$0.0090

Holders

As of September 9, 2021, there were 42 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name. On August 13, 2020, the Board of Directors of the Company approved a resolution to increase the number of authorized common shares to 750,000,000.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance through June 30, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders (1)	41,000,000	$0.30	0

Total	41,000,000	$0.30	0

(1)	Consists of warrants to purchase a total of 41,000,000 shares of common stock.

Recent Sales of Unregistered Securities

The table below sets forth information as to sales by the Company of unregistered securities not previously reported in the Company’s periodic filings for its fiscal year ended June 30, 2021.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

July 6, 2020	Convertible Promissory Note	JSJ Investments, Inc.	N/A	$77,000 / N/A

August 4, 2020	Convertible Promissory Note	Eagle Equities, LLC	N/A	$271,739 / N/A

October 22, 2020	Convertible Promissory Note	Eagle Equities, LLC	N/A	$271,739 / N/A

January 14, 2021	Issuance of 750 shares of Series C preferred stock and 2,000,000 shares of common stock for cash	BHP Capital NY, Inc.	NA	$750,000 / NA

January 19, 2021	Issuance of 216,616 shares of common stock for services (1)	Econ Corporate Services	NA	$24,261 / NA

February 5, 2021	Issuance of 375 shares of Series C preferred stock and 1,000,000 shares of common stock for cash	BHP Capital NY, Inc.	NA	$375,000 / NA

February 19, 2021	Issuance of 3,000 shares of Series D preferred stock and warrants for cash	BHP Capital NY, Inc.	NA	$3,000,000 / NA

February 19, 2021	Issuance of 5,263,000 shares of common stock for conversion of 52,630 shares of Series B preferred stock	Steve Rubakh	NA	$NA / NA

February 24, 2021	Issuance of 350,000 shares of Series B preferred stock for compensation (2)	Steve Rubakh	NA	$16,537,500 / NA

April 1, 2021	Issuance of 65,000 shares of common stock for services (1)	Dennis Gauger	NA	$24,888 / NA

April 1, 2021	Issuance of 15,000,000 shares of common stock and warrants for cash	CVI Investments Inc.	Kingswood Capital Markets	$4,500,000 / $270,000

April 1, 2021	Issuance of 15,000,000 shares of common stock and warrants for cash	Sabby Volatility Warrant Master Fund, LTC	Kingswood Capital Markets	$4,500,000 / $270,000

1.	Non-cash compensation valued at closing market price of the Company’s common stock.

2.	Non-cash compensation valued at closing market price of the Company’s common stock computed on an “as converted to common” basis.

Penny Stock

Our common stock is considered “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

•	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

•

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis or Financial Condition and Results of Operations.

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

GENERAL

We were incorporated in the State of Nevada on March 22, 2013 under the name Lightcollar, Inc. On March 22, 2015, we changed our name to EMS Find, Inc., and in July 2017, we changed our name to Integrated Ventures, Inc. We have discontinued our prior operations and changed our business focus from our prior technologies relating to the EMS Find platform to acquiring, launching, and operating companies in the cryptocurrency sector, mainly in digital currency mining and sales of branded mining rigs. Our offices are located at 73 Buck Road, Suite 2, Huntingdon Valley, Pennsylvania 19006.

On November 22, 2017, we successfully launched our cryptocurrency operations, and revenues commenced from cryptocurrency mining operations and from sales of cryptocurrency mining equipment. As of June 30, 2021, the Company owned and operated a total of approximately 914 miners in two locations that mine Bitcoin, Litecoin, ZCash and Ethereum. In addition, as of June 30, 2021, the Company paid deposits totaling $7,544,190 for 2,650 additional miners to be placed into service beginning in September 2021.

The Company will continue to (1) raise capital to purchase new mining equipment, (2) sell older and no longer profitable models and (3) expand cryptocurrency mining operations to new locations.

Financial

As of June 30, 2021, we operated our cryptocurrency mining operations in two hosted facilities located in Carthage, New York and Kearney, Nebraska. The hosting and power purchase agreements for the two facilities require the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

Revenues from our cryptocurrency mining operations were $1,793,316 and $435,740 for the years ended June 30, 2021, respectively. Revenues from the sales of used equipment and parts were $58,074 and $18,430 for the years ended June 30, 2021 and 2020, respectively.

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations. We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale. We report realized gains and losses on the sales of cryptocurrencies net of transaction costs. As of June 30, 2021, our digital currencies at cost totaled $245,320 and were comprised of multiple denominations, primarily of Bitcoin (BTC), Ethereum (ETH) and Chainlink (LINK).

We have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable and preferred stock. During the year ended June 30, 2021, we received net proceeds from convertible notes payable of $563,000, Series C preferred stock of $1,125,000, Series D preferred stock of $3,000,000 and common stock of $8,135,000.

As of June 30, 2021, our convertible debt lenders had fully converted all debt to common stock and all derivative liabilities had been extinguished.

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

Financial Operations Review

We are incurring increased costs because of being a publicly traded company. As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We also have paid compensation through the issuance of shares of our common stock, Series B preferred stock and warrants, the valuation of which has resulted in significant stock-based compensation. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies and will require us to comply with these rules. These new rules and regulations have will increase our legal and financial compliance costs and have made some activities more time-consuming and costlier. In addition, these new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do. As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2021 COMPARED TO THE YEAR ENDED JUNE 30, 2020

Revenues

Our cryptocurrency mining revenues increased to $1,793,316 in the year ended June 30, 2021 from $435,740 in the year ended June 30, 2020. This increase in revenues resulted primarily from the Company replacing under-performing, non-serviceable mining equipment during the current fiscal year with new more efficient mining equipment and increasing the number of miners. Also, we expanded our cryptocurrency mining operations to a second location in Kearney, Nebraska near the end of the current fiscal year.

We also have revenues from the sale of cryptocurrency mining units that have been assembled or refurbished for resale and the sale of spare parts. Such sales totaled $58,074 and $18,430 in the years ended June 30, 2021 and 2020, respectively. The increase in sales of unused equipment and parts was due to the replacement of under-performing, non-serviceable mining equipment during the current fiscal year with new more efficient equipment. Sales of equipment and parts will fluctuate from period to period depending on the current retail demand for our model of cryptocurrency mining units and parts.

Cost of Revenues

Cost of revenues was $920,376 and $996,409 in the years ended June 30, 2021 and 2020, respectively. The decrease in cost of revenues in the current fiscal year is due primarily to a decrease in depreciation and amortization expense. Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation and amortization, operating supplies, utilities, and consulting services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing or assembling the cryptocurrency mining units sold. We reported a gross profit on revenues of $931,014 in the year ended June 30, 2021 and a gross loss of $542,239 in the year ended June 30, 2020. In prior year periods, we have reported a gross loss on revenues primarily due to lower revenues, high utility costs and a conservative, short useful life for mining equipment depreciation and amortization. Higher cryptocurrency mining revenues in the current year resulting from the implementation of more efficient mining equipment and the increase in the number of miners purchased also contributed to the gross profit on revenues.

Operating Expenses

Our general and administrative expenses increased to $6,061,741 in the year ended June 30, 2021 from $352,399 in the year ended June 30, 2020. The increases resulted primarily from higher professional and consulting fees relating to debt and equity financings and the increase in levels of cryptocurrency mining operations. Fluctuations in operating expenses from period to period result primarily from changes in consulting and professional fees and travel expenses.

We reported non-cash, related party stock-based compensation of $16,537,500 in the year ended June 30, 2021. On February 26, 2021 the Company issued to Steve Rubakh, our President, 350,000 total shares of Series B convertible preferred stock valued on an “as converted to common” basis at $16,537,500, using the closing market price of the Company’s common stock on that date. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. No related party stock-based compensation was incurred in the year ended June 30, 2020.

Other Income (Expense)

Our other income (expense) was comprised of the following for the years ended June 30:

	2021	2020

Interest expense	$(435,981)	$(655,199)
Realized gain (loss) on digital currencies	(22,948)	5,884
Change in fair value of derivative liabilities	(76,687)	782,258
Loss on disposition of property and equipment	(238,363)	(162,451)
Gain on extinguishment of debt	9,125	-
Loss on conversion of debt	-	(4,592)
Digital currency theft loss	-	(33,037)

Total other income (expense)	$(764,854)	$(67,137)

Our interest expense includes the amortization of debt discount and original issue discount for our convertible notes payable. These amounts vary from period to period depending on the timing of new borrowings and the conversion of the debt to common stock by the lenders. During the current fiscal year, our lenders completed the full conversion of our convertible notes payable, resulting in a decrease in interest expense compared to the prior fiscal year.

In the current fiscal year, we significantly increased our investing efforts in digital currencies. In addition to the currencies received as compensation for our mining services, we purchased various digital currencies totaling $7,374,678 and also converted currencies from one denomination to another based on our assessment of market conditions for each respective currency. The market values of individual currency denominations continually fluctuate, and the fluctuations may be material from day to day. During the year ended June 30, 2021, we received total proceeds of $9,211,118 from the sale of digital currencies and incurred transactions fees totaling $233,580, which are deducted from the gain or loss realized. We realized a loss on sale of digital currencies, after deducting transaction costs, of $22,948 in the year ended June 30, 2021 and a gain on sale of digital currencies, after deducting transaction costs, of $5,884 in the year ended June 30, 2020.

During the year ended June 30, 2021, we recognized a loss on change in fair value of derivative liabilities of $76,687 and during the year ended June 30, 2020, we recognized a gain on change in fair value of derivative liabilities of $782,258. During the year ended June 30, 2021, all convertible notes payable and other equity instruments with provisions identified as derivatives were extinguished through conversion to common shares and all related derivative liabilities were settled. We estimate the fair value of the derivatives associated with our convertible debt, options, warrants and other contracts using, as applicable, either the Black-Scholes pricing model or multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. Since these inputs are subject to significant changes from period to period and to management’s judgment, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

During the years ended June 30, 2021 and 2020, we disposed of and wrote off non-serviceable, defective mining equipment with a net book value of $238,363 and $162,451, respectively. The equipment disposed of was replaced with new, more efficient mining equipment.

We reported a gain on extinguishment of debt of $9,125 in the year ended June 30, 2021 due to favorable settlement of certain liabilities. We had no gain or loss on extinguishment of debt in the year ended June 30, 2020.

We reported a loss on conversion of debt of $4,592 in the year ended June 30, 2020. Gains or losses on extinguishment of debt result from conversion of convertible notes to common stock where the conversion terms were outside the related agreements. We did not report any gain or loss on extinguishment of debt during the year ended June 30, 2021.

During the year ended June 30, 2020, we incurred a digital currency theft loss of $33,037 where a hacker obtained unauthorized access to our online digital currency processing service and transferred digital currencies out of our account.

Net Loss

As a result, primarily from the non-cash related party stock-based compensation, we reported a net loss of $22,433,081 in the year ended June 30, 2021, compared to a net loss of $1,081,775 in the year  ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2021, we had total current assets of $2,295,157, including cash of $2,097,537 and prepaid expenses and other current assets of $197,620 and total current liabilities of $274,083. During the year ended June 30, 2021, our lenders converted in full their convertible notes payable and the related derivative liabilities were settled. We had total stockholders’ equity of $8,964,882 as of June 30, 2021 compared to a stockholders’ deficit of $109,603 as of June 30, 2020.

Most recently, in April 2021, we funded our operations and the acquisition of cryptocurrency mining equipment from the sale of 30,000,000 shares of our common stock to two institutional investors for total net proceeds of $8,135,000. Previously, in January and February 2021, we received proceeds totaling $4,125,000 from the issuance of Series C and D preferred stock, which are recorded at face value as mezzanine equity due to certain mandatory redemption features of the stock.

During the year ended June 30, 2021, we received net proceeds from convertible notes payable of $563,000, which debt was converted in full into shares of our common stock. We also funded the purchase of cryptocurrency mining equipment through short-term installment debt totaling $57,822.

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

On February 18, 2021, the Company entered into a Securities Purchase Agreement, dated as of February 18, 2021 (the “Series D Agreement”) with BHP providing for the issuance and sale by the Company and the purchase by BHP of shares of Series D preferred stock. At a closing held February 19, 2021, BHP initially purchased 3,000 shares of Series D preferred stock at a price of $1,000 per share for a total purchase price of $3,000,000. Included in the purchase price was a five-year warrant granting BHP the right to purchase 5,000,000 warrants, exercisable into shares of the Company’s common stock at a per share $0.60 per share.

Sources and Uses of Cash

We used net cash in operations of $1,567,715 in the year ended June 30, 2021 as a result of our net loss of $22,433,081, non-cash gain of $9,125, increases in prepaid expenses and other current assets of $194,370, digital currencies of $1,792,451 and decreases in accounts payable of $281,639 and due to related party of $93,550, partially offset by non-cash expenses totaling $23,217,836 and increase accrued expenses of $18,665.

We used net cash in operations of $671,101 in the year ended June 30, 2020 as a result of our net loss of $1,081,775, non-cash gains totaling $788,142, increase in digital currencies of $451,546, partially offset by non-cash expenses totaling $1,500,381 and increases in accounts payable of $45,415, accrued expenses of $51,513 and due to related party of $53,053.

During the year ended June 30, 2021, we used net cash in investing activities of $9,118,171, comprised of the increase in equipment deposits of $7,663,265, purchase of digital currencies of $7,374,678, and the purchase of property and equipment of $3,291,346, partially offset by net proceeds from the sale of digital currencies of $9,211,118.

During the year ended June 30, 2020, we had net cash provided by investing activities of $218,191 comprised of net proceeds from the sale of digital currencies of $714,126, partially offset by the purchase of property and equipment of $123,349 and purchase of digital currencies of $372,586.

During the year ended June 30, 2021, we had net cash provided by financing activities of $12,776,748 comprised of proceeds from convertible notes payable of $563,000, proceeds from the issuance of Series C preferred stock of $1,125,000, proceeds from the issuance of Series D preferred stock of $3,000,000, and proceeds from the issuance of common stock of $8,135,000, partially offset by repayment of notes payable of $46,252.

During the year ended June 30, 2020, we had net cash provided by financing activities of $411,275 comprised of proceeds from convertible notes payable of $534,000, proceeds from notes payable of $7,583, partially offset by repayment of convertible notes payable of $130,308.

We will have to raise funds to successfully operate our digital currency mining operations, purchase equipment and expand our operations to multiple facilities. We will have to borrow money from shareholders or issue debt or equity or enter a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us.

Going Concern

The Company has reported recurring net losses since its inception and used net cash in operating activities of $1,567,715 in the year ended June 30, 2021. As of June 30, 2021, the Company had an accumulated deficit of $45,076,096. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to the accompanying financial statements. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

Digital Currencies

Digital currencies consist of Bitcoin, Litecoin, ZCash and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies such as Chainlink and Quant purchased for short-term investment and trading purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations.

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

During the years ended June 30, 2021 and 2020, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $238,363 and $162,451, respectively, to loss on disposition of property and equipment.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the years ended June 30, 2021 and 2020.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2021 and 2020, the amounts reported for cash, prepaid expenses and other current assets, equipment deposits, accounts payable, accrued preferred stock dividends, accrued expenses, due to related party and notes payable approximate fair value because of their short maturities.

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
June 30, 2021:
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

The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin, Litecoin, ZCash and Ethereum. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives digital currencies, net of applicable network fees, which are recorded as revenue using the closing U.S. dollar price of the related cryptocurrency on the date of receipt. Expenses associated with running the cryptocurrency mining operations, such as equipment depreciation, rent, operating supplies, rent, utilities and monitoring services are recorded as cost of revenues.

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

OFF BALANCE SHEET ARRANGEMENTS

Operating Leases

As of June 30, 2021, the Company had no obligation for future lease payments under non-cancelable operating leases. However, the Company has entered into two agreements described below related to its crypto currency mining operations pursuant to which the Company’s sole obligation is to pay monthly a contractual rate per kilowatt hour of electricity consumed.

PetaWatt Agreements

Power Supply and Purchase Agreement

In May 2019, the Company consolidated its then cryptocurrency operations in one facility in Carthage, New York. The Carthage power supply and purchase agreement with PetaWatt Properties, LLC (“PetaWatt”) was entered into on May 10, 2019 for an initial term of 90 days, with an option to continue the agreement for a subsequent 36 months, which option the Company has exercised. The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. This agreement was superseded on May 7, 2021 with a new Lease, Hosting, and Energy Services Agreement with PetaWatt.

Lease, Hosting, and Energy Services Agreement

On May 7, 2021, the Company and PetaWatt entered into a Lease, Hosting and Energy Services Agreement for the Carthage, New York facility for a period of 36 months. The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.  The Company made a prepayment of $300,000 upon signing the agreement, to be drawn down with monthly invoices submitted to the Company by PetaWatt. As of June 30, 2021, the remaining prepayment balance was $193,870, which amount was included in prepaid expenses and other current assets in the accompanying balance sheet.

Compute North Master Agreement

On March 8, 2021, the Company and Compute North LLC (“Compute North”) entered into a Master Agreement for the colocation and management of the Company’s cryptocurrency mining operations. The Company submits Order Forms to Compute North to determine the location of the hosted facilities, the number of cryptocurrency miners, the term of the services provided and the contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement also provides the Company the option to purchase cryptocurrency mining equipment from Compute North. The initial Order form was for 425 miners in Kearney, Nebraska for a term of 3 years and 250 miners in Savoy, Texas for a term of 3 years. The parties subsequently consolidated the cryptocurrency mining operations in the Kearney, Nebraska facility. Through June 30, 2021, the Company paid set up fees of $37,931 with its ongoing obligation under the agreement to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. Our Nebraska operations commenced in September 2021.  The Company has expanded its relationship with Compute North by securing additional capacity for 1,000 miners, starting in April 2022.

Equipment Purchase Agreement

On April 12, 2021, we entered into a Non-fixed Price Sales and Purchase Agreement with Bitmain Technologies Limited (“Bitmain”) (the “Bitmain Agreement”) to purchase from Bitmain cryptocurrency mining hardware and other equipment in accordance with the terms and conditions of the Bitmain Agreement. Bitmain is scheduled to manufacture and ship miners on monthly basis, in 12 equal batches of 400 units, starting in August 2021 and through July 2022. The Purchase Agreement remains in effect until the delivery of the last batch of products. The total purchase price was approximately $34,047,600, subject to price adjustments and related offsets. The total purchase price is payable as follows: (i) 25% of the total purchase price is due upon the execution of the Agreement or no later than April 19, 2021; (ii) 35% of the total purchase price, is due by May 30, 2021; and (iii) the remaining 40% of the total purchase price, is payable monthly starting in June 2021.

The Company entered into a separate agreement with Wattum Management, Inc. (“Wattum”), a non-related party, whereby Wattum agreed to share 50% of the purchase obligation under the Bitmain Agreement, including reimbursing the Company for 50% of the equipment deposits paid by the Company to Bitmain.

As of June 30, 2021, the Company had paid a total of $7,663,265 in equipment deposits, including $6,554,190 paid to Bitmain under the Bitmain Agreement (net of Wattum reimbursements).

RECENTLY ISSUED ACCOUNTING POLICIES

There were no new accounting pronouncements issued or proposed by the FASB during the year ended June 30, 2021 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Disclosure under Item 7A is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

INTEGRATED VENTURES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Integrated Ventures, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Integrated Ventures, Inc. (the Company) as of June 30, 2021 and 2020, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered net losses from operations in current and prior periods and has an accumulated deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As discussed in Note 2 to the financial statements, when another party is involved in providing goods or services to the Company’s clients, a determination is made as to who is acting in the capacity as the principal in the sales transaction. In addition, the Company has Mining Revenues associated with the mining of crypto currencies that requires significant judgements with regard to how the revenues are recognized.

Auditing management’s evaluation of agreements with customers involves significant judgment, given the fact that some agreements require management’s evaluation of principal versus agent. Auditing management’s evaluation of the accounting for mining revenues recognized involved significant judgement and subjectivity due to lack of formal GAAP guidance in the United States.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, TX

September 24, 2021

Integrated Ventures, Inc.

Balance Sheets

	June 30, 2021	June 30, 2020
ASSETS
Current assets:
Cash	$2,097,537	$6,675
Prepaid expenses and other current assets	197,620	3,250
Total current assets	2,295,157	9,925

Non-current assets:
Equipment deposits	7,663,265	-
Property and equipment, net of accumulated depreciation and amortization of $521,416 and $805,421 as of June 30, 2021 and 2020, respectively	3,159,523	453,342
Digital currencies	245,320	82,855
Deposits	700	700
Total assets	$13,363,965	$546,822

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$27,259	$84,443
Accrued preferred stock dividends	193,933	-
Accrued expenses	4,381	25,274
Due to related party	29,357	122,907
Notes payable	19,153	7,583
Convertible notes payable, net of discounts of $0 and $88,449 as of June 30, 2021 and 2020, respectively	-	251,384
Derivative liabilities	-	164,834
Total current liabilities	274,083	656,425
Total liabilities	274,083	656,425

Mezzanine:
Series C preferred stock, $0.001 par value, (3,000 shares authorized, 1,125 and 0 shares issued and outstanding as of June 30, 2021 and 2020, respectively)	1,125,000	-
Series D preferred stock, $0.001 par value, (4,000 shares authorized, 3,000 and 0 shares issued and outstanding as of June 30, 2021 and 2020, respectively)	3,000,000	-

Commitments and contingencies

Stockholders’ equity (deficit):
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of June 30, 2021 and 2020, respectively)	500	500
Series B preferred stock, $0.001 par value, (1,000,000 shares authorized, 727,370 and 430,000 shares issued and outstanding as of June 30, 2021 and 2020, respectively)	727	430
Common stock, $0.001 par value, (750,000,000 shares authorized, 194,487,662 and 103,164,460 shares issued and outstanding as of June 30, 2021 and 2020, respectively)	194,488	103,165
Common stock payable	5,480,000	-
Additional paid-in capital	48,365,263	21,851,284
Accumulated deficit	(45,076,096)	(22,064,982)
Total stockholders’ equity (deficit)	8,964,882	(109,603)
Total liabilities, mezzanine and stockholders’ equity (deficit)	$13,363,965	$546,822

See Notes to Financial Statements

Integrated Ventures, Inc.

Statements of Operations

	Years Ended June 30,
	2021	2020

Revenues:
Cryptocurrency mining	$1,793,316	$435,740
Sales of cryptocurrency mining equipment	58,074	18,430
Total revenues	1,851,390	454,170

Cost of revenues	920,376	996,409

Gross profit (loss)	931,014	(542,239)

Operating expenses:
General and administrative	6,061,741	352,399
Related party stock-based compensation	16,537,500	120,000

Total operating expenses	22,599,241	472,399

Loss from operations	(21,668,227)	(1,014,638)

Other income (expense):
Interest expense	(435,981)	(655,199)
Realized gain (loss) on sale of digital currencies	(22,948)	5,884
Change in fair value of derivative liabilities	(76,687)	782,258
Loss on disposition of property and equipment	(238,363)	(162,451)
Gain on settlement of accounts payable	9,125	-
Loss on conversion of debt	-	(4,592)
Digital currency theft loss	-	(33,037)

Total other income (expense)	(764,854)	(67,137)

Loss before income taxes	(22,433,081)	(1,081,775)

Provision for income taxes	-	-

Net loss	$(22,433,081)	$(1,081,775)

Preferred stock dividends	(193,933)	-

Deemed dividend	(384,100)	-

Net loss attributable to shareholders	$(23,011,114)	$(1,081,775)

Net loss per common share attributable to shareholders, basic and diluted	$(0.16)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	146,038,413	65,389,138

See Notes to Financial Statements

Integrated Ventures, Inc.

Statement of Stockholders’ Equity (Deficit)

Year Ended June 30, 2021

	Series C Preferred Stock		Series D Preferred Stock		Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance, June 30, 2020	-	$-	-	$-	500,000	$500	430,000	$430	103,164,460	$103,165	$-	$21,851,284	$(22,064,982)	$(109,603)

Issuance of common shares for cash	-	-	-	-	-	-	-	-	30,000,000	30,000	-	8,105,000	-	8,135,000

Issuance of common shares in conversion of convertible notes payable	-	-	-	-	-	-	-	-	52,723,031	52,723	-	947,146	-	999,869

Issuance of common shares for stock subscription	-	-	-	-	-	-	-	-	55,555	56	-	33,832	-	33,888

Issuance of common stock for services	-	-	-	-	-	-	-	-	281,616	281	-	48,868	-	49,149

Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(52,630)	(53)	5,263,000	5,263	-	(5,210)	-	-

Issuance of Series B preferred stock for officer compensation	-	-	-	-	-	-	350,000	350	-	-	-	16,537,150	-	16,537,500

Issuance of Series C preferred stock for cash	1,125	1,125,000	-	-	-	-	-	-	-	-	-	-	-	-

Issuance of common stock as equity incentive for Series C preferred stock	-	-	-	-	-	-	-	-	3,000,000	3,000	-	381,100	(384,100)	-

Issuance of Series D preferred stock for cash	-	-	3,000	3,000,000	-	-	-	-	-	-	-	-	-	-

Settlement of derivative liabilities	-	-	-	-	-	-	-	-	-	-	-	466,093	-	466,093

Common shares payable for services	-	-	-	-	-	-	-	-	-	-	5,480,000	-	-	5,480,000

Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(193,933)	(193,933)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(22,433,081)	(22,433,081)

Balance, June 30, 2021	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	727,370	$727	194,487,662	$194,488	$5,480,000	$48,365,263	$(45,076,096)	$8,964,882

 See Notes to Financial Statements

Integrated Ventures, Inc.

Statement of Stockholders’ Equity (Deficit)

Year Ended June 30, 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	500,000	$500	300,000	$300	29,824,187	$29,825	$19,864,239	$(20,983,207)	$(1,088,343)

Common shares issued in Series B preferred stock Exchange Agreement	-	-	-	-	8,000,000	8,000	471,800	-	479,800

Common shares issued in conversion of convertible notes payable	-	-	-	-	68,340,273	68,340	931,139	-	999,479

Return and cancellation of common shares and reissuance of Series B preferred stock	-	-	30,000	30	(3,000,000)	(3,000)	2,970	-	-

Issuance of Series B preferred stock for officer compensation	-	-	100,000	100	-	-	119,900	-	120,000

Settlement of derivative liabilities	-	-	-	-	-	-	461,236	-	461,236

Net loss	-	-	-	-	-	-	-	(1,081,775)	(1,081,775)

Balance, June 30, 2020	500,000	$500	430,000	$430	103,164,460	$103,165	$21,851,284	$(22,064,982)	$(109,603)

See Notes to Financial Statements

Integrated Ventures, Inc.
Statements of Cash Flows

	Years Ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(22,433,081)	$(1,081,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	408,802	575,210
Stock-based compensation – related party	16,537,500	120,000
Common shares payable for services	5,480,000	-
Common shares issued for services	49,149	-
Loss on disposition of property and equipment	238,363	162,451
Amortization of debt discount	404,387	585,091
Realized loss (gain) on sale of digital currencies	22,948	(5,884)
Change in fair value of derivative liabilities	76,687	(782,258)
Gain on settlement of accounts payable	(9,125)	-
Financing fees related to notes payable	-	20,000
Digital currency theft loss	-	33,037
Loss on conversion of debt	-	4,592
Changes in assets and liabilities:
Digital currencies	(1,792,451)	(451,546)
Prepaid expenses and other current assets	(194,370)	-
Accounts payable	(281,639)	45,415
Accrued expenses	18,665	51,513
Due to related party	(93,550)	53,053
Net cash used in operating activities	(1,567,715)	(671,101)

Cash flows from investing activities:
Increase in equipment deposits	(7,663,265)	-
Net proceeds from the sale of digital currencies	9,211,118	714,126
Purchase of property and equipment	(3,291,346)	(123,349)
Purchase of digital currencies	(7,374,678)	(372,586)
Net cash provided by (used in) investing activities	(9,118,171)	218,191

Cash flows from financing activities:
Proceeds from convertible notes payable	563,000	534,000
Proceeds from the issuance of Series C preferred stock	1,125,000	-
Proceeds from the issuance of Series D preferred stock and warrants	3,000,000	-
Proceeds from the issuance of common stock	8,135,000	-
Repayment of notes payable	(46,252)	-
Proceeds from notes payable	-	7,583
Repayment of convertible notes payable	-	(130,308)
Net cash provided by financing activities	12,776,748	411,275

Net increase (decrease) in cash	2,090,862	(41,635)
Cash, beginning of year	6,675	48,310
Cash, end of year	$2,097,537	$6,675

See Notes to Financial Statements

Integrated Ventures, Inc.
Statements of Cash Flows (continued)
	Years Ended June 30,
	2021	2020

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,014	$1,160
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Debt discount for derivative liabilities	$258,460	$270,354
Common shares issued in conversion of debt	999,869	994,887
Common shares issued for stock subscription	33,888	-
Settlement of derivative liabilities	466,093	461,236
Notes payable issued for property and equipment	57,822	-
Property and equipment purchased with digital currencies	4,178	-
Accrued preferred stock dividends	193,933	-
Common shares issued for Series C preferred stock equity incentive	384,100	-
Conversion of Series B preferred shares for common shares	5,263	-
Equipment deposits for property and equipment	-	27,971
Return common shares for Series B preferred shares	-	3,000
Common shares issued in Series B preferred share stock Exchange Agreement	-	479,800

See Notes to Financial Statements

Integrated Ventures, Inc.

Notes to Financial Statements

Years Ended June 30, 2021 and 2020

1. ORGANIZATION

Organization

Integrated Ventures, Inc. (the “Company,” “we” or “our”) was incorporated in the State of Nevada on March 22, 2011, under the name of Lightcollar, Inc. On March 20, 2015, the Company amended its articles of incorporation and changed its name from Lightcollar, Inc. to EMS Find, Inc. On May 30, 2017, Integrated Ventures, Inc. (“Integrated Ventures”), a Nevada corporation, was formed as a wholly owned subsidiary of the Company. Pursuant to an Agreement and Plan of Merger dated May 30, 2017, Integrated Ventures was merged into the Company, with the Company being the surviving corporation and changing its name to Integrated Ventures, Inc.

The Company has discontinued its prior operations and changed its business focus from its prior technologies relating to the EMS Find platform to acquiring, launching, and operating companies in the cryptocurrency sector, mainly in digital currency mining, equipment manufacturing, and sales of branded mining rigs, as well as blockchain software development.

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that at times may exceed federally insured limits. For the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents at June 30, 2020.

Digital Currencies

Digital currencies consist of Bitcoin, Litecoin, ZCash and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies including Chainlink and Quant purchased for short-term investment and trading purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations. The Company had a realized loss on sale of digital currencies of $22,948 in the year ended June 30, 2021, and a had a realized gain on the sale of digital currencies of $5,884 in the year ended June 30, 2020. Cryptocurrency mining revenues were $1,793,316 and $435,740 in the years ended June 30, 2021 and 2020, respectively.

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

During the years ended June 30, 2021 and 2020, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $238,363 and $162,451, respectively, to loss on disposition of property and equipment.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the years ended June 30, 2021 and 2020.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2021 and 2020, the amounts reported for cash, prepaid expenses and other current assets, equipment deposits, accounts payable, accrued preferred stock dividends, accrued expenses, due to related party and notes payable approximate fair value because of their short maturities.

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
June 30, 2021:
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

The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin, Litecoin, ZCash and Ethereum. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives digital currencies, net of applicable network fees, which are recorded as revenue using the closing U.S. dollar price of the related cryptocurrency on the date of receipt. Expenses associated with running the cryptocurrency mining operations, such as equipment depreciation, rent, operating supplies, rent, utilities and monitoring services are recorded as cost of revenues.

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

Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in-the-money” stock options and warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. Equivalent shares are not utilized when the effect is anti-dilutive. For the years ended June 30, 2021 and 2020, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the FASB during the year ended June 30, 2021 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

Reclassifications

Certain amounts in the financial statements for the year ended June 30, 2020 have been reclassified to conform to the presentation for the year ended June 30, 2021.

3. GOING CONCERN

The Company has reported recurring net losses since its inception and used net cash in operating activities of $1,567,715 in the year ended June 30, 2021. As of June 30, 2021, the Company had an accumulated deficit of $45,076,096. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30:

	2021	2020

Cryptocurrency mining equipment	$3,664,573	$1,242,397
Furniture and equipment	16,366	16,366

Total	3,680,939	1,258,763
Less accumulated depreciation and amortization	(521,416)	(805,421)

Net	$3,159,523	$453,342

Depreciation and amortization expense, included in cost of revenues, for the years ended June 30, 2021 and 2020 was $408,802 and $575,210, respectively.

During the years ended June 30, 2021 and 2020, we disposed of and wrote off non-serviceable, defective mining equipment with a net book value of $238,363 and $162,451, respectively.

5. EQUIPMENT DEPOSITS

Payments to equipment suppliers prior to shipment of the equipment are recorded as equipment deposits.

Bitmain Agreement

On April 12, 2021, we entered into a Non-fixed Price Sales and Purchase Agreement with Bitmain Technologies Limited (“Bitmain”) (the “Bitmain Agreement”) to purchase from Bitmain cryptocurrency mining hardware and other equipment in accordance with the terms and conditions of the Bitmain Agreement. Bitmain is scheduled to manufacture and ship miners on monthly basis, in 12 equal batches of 400 units, starting in August 2021 and through July 2022. The Purchase Agreement remains in effect until the delivery of the last batch of products. The total purchase price was approximately $34,047,600, subject to price adjustments and related offsets. The total purchase price is payable as follows: (i) 25% of the total purchase price is due upon the execution of the Agreement or no later than April 19, 2021; (ii) 35% of the total purchase price, is due by May 30, 2021; and (iii) the remaining 40% of the total purchase price, is payable monthly starting in June 2021.

The Company entered into a separate agreement with Wattum Management, Inc. {“Wattum”), a non-related party, whereby Wattum agreed to share 50% of the purchase obligation under the Bitmain Agreement, including reimbursing the Company for 50% of the equipment deposits paid by the Company to Bitmain.

As of June 30, 2021, the Company had paid a total of $7,663,265 in equipment deposits, including $6,554,190 paid to Bitmain under the Bitmain Agreement (net of Wattum reimbursements).

Canaan Convey Purchase

In February 2021, the Company prepaid $990,000 to Canaan Convey Co. LTD (“Canaan Convey”) for the purchase of 250 cryptocurrency miners. As of June 30, 2021, the 250 miners had not been delivered to the Company by Canaan Convey.

6. RELATED PARTY TRANSACTIONS

We have one executive officer, Steve Rubakh, who is currently our only full-time employee and sole member of our Board of Directors. Mr. Rubakh is paid an annual salary established by the Board of Directors, bonuses as determined by the Board of Directors, and is issued shares of Series B preferred stock on a quarterly basis for additional compensation. The number and timing of Series B preferred shares issued to Mr. Rubakh is at the discretion of the Board of Directors.

The Board of Directors of the Company set the current annual compensation for Steve Rubakh to include annual salary of $150,000 per year through March 31, 2021 and $250,000 effective April 1, 2021. In addition, the Board of Directors approved a bonus of $50,000 for the quarter ended June 30, 2021. Total compensation expense included in general and administrative expenses was $225,000 and $150,000 for the years ended June 30, 2021 and 2020, respectively. Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $29,357 and $122,907 as of June 30, 2021 and 2020, respectively.

In April 2019, Mr. Rubakh converted 30,000 shares of Series B preferred stock into 3,000,000 shares of common stock of the Company, recorded at the par value of the common stock issued. In February 2020, Mr. Rubakh returned 3,000,000 shares of the Company’s common stock and was issued 30,000 shares of the Company’s Series B preferred stock which were previously surrendered in the April 2019 conversion. The common shares were canceled, and the transaction was recorded at the par value of the common and Series B preferred stock.

During the year ended June 30, 2021, the Company issued to Mr. Rubakh 350,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $16,537,500, using the closing market price of the Company’s common stock on that date. During the year ended June 30, 2020, the Company issued to Mr. Rubakh 100,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $120,000, using the closing market price of the Company’s common stock on that date. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

In February 2021, Mr. Rubakh converted 52,630 shares of Series B preferred stock into 5,263,000 shares of common stock in a transaction recorded at the par value of the shares.

7. CONVERTIBLE NOTES PAYABLE

As of June 30, 2021, all convertible notes payable had been fully converted and the obligations extinguished. All related derivative liabilities were settled.

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

In consideration for an agreement to limit conversions of a prior convertible note, the Company issued to Armada Investment Fund, LLC (“Armada”) a fifth convertible promissory note in the principal amount of $20,000. The note matures on November 1, 2020 and bears interest at 8%. A debt discount of $8,082 was recorded, consisting of a derivative liability. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. During the year ended June 30, 2021, Armada converted the entire principal of $20,000, accrued interest payable of $1,184 and conversion fees of $500 into common shares of the Company, extinguishing the debt in full. As of June 30, 2021, the debt discount had been amortized in full to interest expense.

On November 21, 2019, the Company entered into a sixth convertible promissory note with Armada in the principal amount of $22,000, with an original issue discount of $2,000. The note matures on November 21, 2020 and bears interest at 8%. A debt discount of $10,590 was recorded, including a derivative liability of $8,090. Armada has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. During the year ended June 30, 2021, Armada converted the entire principal of $22,000, accrued interest payable of $1,109 and conversion fees of $500 into common shares of the Company, extinguishing the debt in full. As of June 30, 2021, the debt discount had been amortized in full to interest expense.

On December 2, 2019, the Company entered into a fourth convertible promissory note with BHP Capital NY, Inc. (“BHP”) in the principal amount of $66,000, with an original issue discount of $6,000. The note matures on December 2, 2020 and bears interest at 8%. A debt discount of $31,153 was recorded, including a derivative liability of $24,153. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. During the year ended June 30, 2021, BHP converted the entire principal of $66,000, accrued interest payable of $3,467 and conversion fees of $1,000 into common shares of the Company, extinguishing the debt in full. As of June 30, 2021, the debt discount had been amortized in full to interest expense.

On February 20, 2020, the Company entered into a fifth convertible promissory note with BHP in the principal amount of $83,333, with an original issue discount of $8,333. The note matures on November 20, 2020, and bears interest at 8%. A debt discount of $40,507 was recorded, including a derivative liability of $30,674. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. During the year ended June 30, 2021, BHP converted the entire principal of $83,333, accrued interest payable of $4,663 and conversion fees of $1,000 into common shares of the Company, extinguishing the debt in full. As of June 30, 2021, the debt discount had been amortized in full to interest expense.

On March 4, 2020, the Company entered into a sixth convertible promissory note with BHP in the principal amount of $60,500, with an original issue discount of $5,500. The note matures on March 4, 2021, and bears interest at 8%. A debt discount of $28,354 was recorded, including a derivative liability of $22,854. BHP has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. During the year ended June 30, 2021, BHP converted the entire principal of $60,500, accrued interest payable of $3,872 and conversion fees of $500 into common shares of the Company, extinguishing the debt in full. As of June 30, 2020, the debt discount had been amortized in full to interest expense.

On March 4, 2020, the Company entered into a seventh convertible promissory note with Armada in the principal amount of $88,000, with an original issue discount of $8,000. The note matures on March 4, 2021, and bears interest at 8%. A debt discount of $41,408 was recorded, including a derivative liability of $33,408. Armada has the right beginning on the date that is 181 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the five lowest trading prices (lowest bid prices) of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. During the year ended June 30, 2021, Armada converted the entire principal of $88,000, accrued interest payable of $3,808 and conversion fees of $1,500 into common shares of the Company, extinguishing the debt in full. As of June 30, 2021, the debt discount had been amortized in full to interest expense.

On July 6, 2020, the Company entered into a convertible promissory note with JSJ Investments Inc. (“JSJ”) in the principal amount of $77,000. The note matures on July 6, 2021, and bears interest at 8%. A debt discount $44,617 was recorded, including a derivative liability of $42,617. JSJ has the right beginning on the date that is 31 days following the date of the note to convert principal and accrued interest into shares of the Company’s common stock. The conversion price is 70% of the average of the three lowest trading prices of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion. During the year ended June 30, 2021, JSJ converted the entire principal of $77,000, accrued interest payable of $3,122 and conversion fees of $300 into common shares of the Company, extinguishing the debt in full. As of June 30, 2021, the debt discount had been amortized in full to interest expense.

On August 4, 2020, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle”), providing for the issuance and sale by the Company and the purchase by Eagle of a 6% convertible note of the Company (the “Note”) in the aggregate principal amount of $1,086,957. The Note provided for an 8% original issue discount (“OID”) such that the aggregate purchase price for Note will be $1,000,000. The Note was to be purchased by Eagle in various tranches on defined closing dates.

The first closing date under the Note was held on August 4, 2020, when the Company sold, and the Buyer purchased the first tranche under the Note for a $271,739 portion of the aggregate $1,086,957, resulting in proceeds to the Company of $250,000 and reflecting the OID of 8%. A subsequent closing of a second tranche of $271,739 portion of the Note was to occur on the filing of the Company’s resale registration statement under the Securities Act of 1933, as amended, covering the entire principal amount of the Note. Eagle retained the right to purchase the unfunded balance of the Note through February 4, 2022, provided that each purchase must be in an amount of not less than $108,696 ($100,000 after the OID).

On October 22, 2020, the Company closed the second tranche of the Note after the Company filing the required Form S-1 registration statement. The second tranche was for $271,739, with proceeds to the Company of $250,000 net of the original issue discount.

The Note was to mature on February 4, 2022 and bore interest at 6%. Eagle had the right at any time to convert principal and accrued interest into shares of the Company’s common stock. The conversion price was 70% of the lowest closing bid price of the Company’s common stock during the fifteen trading days ending on the latest complete trading day prior to the date of conversion.

A debt discount $139,943 was recorded for the first tranche, including a derivative liability of $112,204. During the year ended June 30, 2021, Eagle converted the entire principal of the first tranche of $271,739 and accrued interest payable of $4,155 into common shares of the Company, extinguishing the debt in full. As of June 30, 2021, the debt discount had been amortized in full to interest expense.

A debt discount $131,378 was recorded for the second tranche, including a derivative liability of $103,639. During the year ended June 30, 2021, Eagle converted the entire principal of the second tranche of $271,739 and accrued interest payable of $8,877 into common shares of the Company, extinguishing the debt in full. As of June 30, 2021, the debt discount had been amortized in full to interest expense.

8. ACCOUNTS PAYABLE

During the year ended June 30, 2021, the Company settled certain accounts payable and recorded a gain on settlement of accounts payable of $9,125, consisting of accounts payable balances totaling $14,014 net of a loss of $4,889 on common shares issued for settlement of accounts payable of $4,889 (see Note 11).

9. NOTES PAYABLE

With an effective date of April 20, 2020, a loan to the Company was approved under the terms and conditions of the Paycheck Protection Program (“PPP”) of the United States Small Business Administration (“SBA”) and the CARES Act (2020) (H.R. 748) (15 U.S.C. 636 et seq.) (the “Act”) in the amount of $7,583. The loan matures 24 months from inception, bears interest at 1% and had a balance of $7,583 as of June 30, 2021 and 2020. The loan may be forgiven pursuant to the provisions of the Act.

In August and September 2020, the Company entered into two agreements for the purchase of digital mining equipment with Wattum Management Inc. resulting in two promissory notes in the principal amounts of $17,822 and $40,000. The notes are secured by the equipment purchased and bear interest at 10%.

The $17,822 note is payable in twelve equal consecutive monthly installments of $1,567 and matures in September 2021. The note had a principal balance of $6,947 as of June 30, 2021.

The $40,000 note is payable in twelve equal consecutive monthly installments of $3,516 and matures in August 2021. The note had a principal balance of $4,623 as of June 30, 2021.

10. MEZZANINE

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

Each share of the Series C preferred stock is entitled to receive cumulative dividends of 12% per annum, payable monthly and accruing and compounding daily from the date of issuance of the shares. Dividends may be paid in cash or in shares of Series C preferred stock at the discretion of the Company. As of June 30, 2021, the Company accrued Series C preferred stock dividends of $61,098.

The Company, at its sole discretion, has the right to redeem all, but not less than all, shares of the Series C preferred stock issued and outstanding upon 5 days’ notice at a defined redemption price. The holders of the Series C preferred stock do not have a right to put the shares to the Company.

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

In addition to the requirement of the Company to cause a registration statement covering the shares issued to be declared effective by the SEC within 180 days, the Series C Agreement and the terms of the Series C Certificate of Designation contain multiple defined triggering events or events of default that may require the Company to redeem in cash the Series C preferred stock. Such events include, but are not limited to the following: (i) the suspension, cessation from trading or delisting of the Company’s Common Stock on the Principal Market for a period of two (2) consecutive trading days or more; (ii) the failure by the Company to timely comply with the reporting requirements of the Exchange Act (including applicable extension periods); (iii) the failure for any reason by the Company to issue Commitment Shares, Dividends or Conversion Shares to the Purchaser within three trading days; (iv) the Company breaches any representation warranty, covenant or other term of condition contained in the definitive agreements between the parties; (v) the Company files for Bankruptcy or receivership or any money judgment writ, liquidation or a similar process is entered by or filed against the Company for more than $50,000 and remains unvacated, unbonded or unstayed for a period of twenty (20) calendar days; (vi) conduct its business; (vii) the Company shall lose the “bid” price for its Common stock on the Principal Market; (viii) if at any time the Common Stock is no longer DWAC eligible; (ix) the Company must have a registration statement covering the Preferred Shares declared effective by the SEC within one hundred eighty (180) days of the Effective Date hereof; (x) the Company must complete deposits to secure power supply contracts and purchase mining equipment within ninety (90) days from the Effective Date hereof; (xi) the Company shall cooperate and provide the necessary information for the Purchaser to file the appropriate UCC filings to be filed promptly after each of the pieces of mining equipment is purchased as required under section (x) of this section, giving Purchaser a priority lien on any and all said purchased mining equipment; and (xii) any other event specifically listed as an Event of Default under any section in the Transaction Documents.

As of June 30, 2021, 1,125 shares of Series C preferred stock were issued and outstanding and recorded at stated value as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

Each share of the Series D preferred stock is entitled to receive cumulative dividends of 12% per annum, payable monthly and accruing and compounding daily from the date of issuance of the shares. Dividends may be paid in cash or in shares of Series D preferred stock at the discretion of the Company. As of June 30, 2021, the Company accrued Series D preferred stock dividends of $132,835.

The Company, at its sole discretion, has the right to redeem all, but not less than all, shares of the Series D preferred stock issued and outstanding upon 5 days’ notice at a defined redemption price. The holders of the Series D preferred stock do not have a right to put the shares to the Company.

The holders of the Series D preferred stock shall have the right to vote together with holders of common stock, on an as “converted basis”, on any matter that the Company’s shareholders may be entitled to vote on, either by written consent or by proxy.

On February 18, 2021, the Company entered into a Securities Purchase Agreement, dated as of February 18, 2021 (the “Series D Agreement”) with BHP providing for the issuance and sale by the Company and the purchase by BHP of shares of Series D preferred stock. At a closing held February 19, 2021, BHP initially purchased 3,000 shares of Series D preferred stock at a price of $1,000 per share for a total purchase price of $3,000,000. Included in the purchase price was a five-year warrant granting BHP the right to purchase up to one hundred percent (100%) warrant coverage, exercisable into shares of the Company’s common stock at a per share $0.60 per share. Warrants exercisable for 11,000,000 common shares were issued.

In addition to the requirement of the Company to cause a registration statement covering the shares issued to be declared effective by the SEC within 180 days, the Series D Agreement and the terms of the Series D Certificate of Designation contain multiple defined triggering events or events of default that may require the Company to redeem in cash the Series D preferred stock. Such events include, but are not limited to the following: (i) the suspension, cessation from trading or delisting of the Company’s Common Stock on the Principal Market for a period of two (2) consecutive trading days or more; (ii) the failure by the Company to timely comply with the reporting requirements of the Exchange Act (including applicable extension periods); (iii) the failure for any reason by the Company to issue Commitment Shares, Dividends or Conversion Shares to the Purchaser within three trading days; (iv) the Company breaches any representation warranty, covenant or other term of condition contained in the definitive agreements between the parties; (v) the Company files for Bankruptcy or receivership or any money judgment writ, liquidation or a similar process is entered by or filed against the Company for more than $50,000 and remains unvacated, unbonded or unstayed for a period of twenty (20) calendar days; (vi) conduct its business; (vii) the Company shall lose the “bid” price for its Common stock on the Principal Market; (viii) if at any time the Common Stock is no longer DWAC eligible; (ix) the Company must have a registration statement covering the Preferred Shares declared effective by the SEC within one hundred eighty (180) days of the Effective Date hereof; (x) the Company must complete deposits to secure power supply contracts and purchase mining equipment within ninety (90) days from the Effective Date hereof; (xi) the Company shall cooperate and provide the necessary information for the Purchaser to file the appropriate UCC filings to be filed promptly after each of the pieces of mining equipment is purchased as required under section (x) of this section, giving Purchaser a priority lien on any and all said purchased mining equipment; and (xii) any other event specifically listed as an Event of Default under any section in the Transaction Documents.

As of June 30, 2021, 3,000 shares of Series D preferred stock were issued and outstanding and recorded as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

11. STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of June 30, 2021 and 2020, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

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

The Company had 727,370 and 430,000 shares issued and outstanding as of June 30, 2021 and 2020, respectively.

In April 2019, Mr. Rubakh converted 30,000 shares of Series B preferred stock into 3,000,000 shares of common stock of the Company, recorded at the par value of the common stock issued. In February 2020, Mr. Rubakh returned 3,000,000 shares of the Company’s common stock and was issued 30,000 shares of the Company’s Series B preferred stock which were previously surrendered in the April 2019 conversion. The common shares were canceled, and the transaction was recorded at the par value of the common and Series B preferred stock.

During the year ended June 30, 2021, the Company issued to Mr. Rubakh 350,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $16,537,500, using the closing market price of the Company’s common stock on that date. During the year ended June 30, 2020, the Company issued to Mr. Rubakh 100,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $120,000, using the closing market price of the Company’s common stock on that date.

In February 2021, Mr. Rubakh converted 52,630 shares of Series B preferred stock into 5,263,000 shares of common stock in a transaction recorded at the par value of the shares.

Common Stock

On January 25, 2019, the Board of Directors of the Company approved a resolution to increase the number of authorized common shares to 250,000,000. The Company had 194,487,662 and 103,164,460 common shares issued and outstanding as of June 30, 2021 and 2020, respectively.

During the year ended June 30, 2021, the Company issued a total of 91,323,202 shares of its common stock: 30,000,000 shares issued for cash of $8,135,000; 52,723,031 shares in conversion of $960,311 note principal, $34,258 accrued interest payable, and $5,300 in fees; 55,555 shares in the repayment of a stock subscription payable of $33,888, 281,616 shares for services valued at $49,149; 5,263,000 shares issued in conversion of Series B preferred stock recorded at par value of $5,263; and 3,000,000 shares issued as equity incentive shares in the sale of Series C and D preferred stock recorded at total market value of $384,100 and recorded as a cost of capital. No gain or loss was recorded as the conversions were completed within the terms of the debt agreements and the transactions resulted in the extinguishment of derivative liabilities totaling $466,093.

During the year ended June 30, 2020, the Company issued a total of 76,340,273 shares of its common stock: 8,000,000 shares valued at $479,800 were issued pursuant to a Preferred Stock Asset Agreement entered into on May 21, 2019 and a total of 68,340,273 shares valued at $999,479 were issued in conversion of $944,192 note principal, $43,695 accrued interest payable, $7,000 in fees and loss on conversion of debt of $4,592, resulting in the extinguishment of derivative liabilities totaling $461,236. In addition, as discussed above, Mr. Rubakh returned 3,000,000 shares of the Company’s common stock and was issued 30,000 shares of the Company’s Series B preferred stock. The common shares returned were previously issued to Mr. Rubakh in conversion of 30,000 shares of Series B preferred stock. The common shares were canceled, and the transaction was recorded at the par value of the common and Series B preferred stock.

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

Common Stock Payable

As of June 30, 2021, the Company was obligated to issue a total of 8,000,000 shares of its common stock to two consultants (see Note 13) and recorded a common stock payable of $5,480,000, based on the market value of the common shares on the date of the consulting agreements.

12. WARRANTS

As discussed in Note 9, the Company issued warrants in February 2021 to purchase 11,000,000 shares of its common stock in connection with the sale of Series D preferred stock. Also as discussed in Note 10, the Company issued warrants to purchase 30,000,000 warrants in April 2021 in connection with the sale of common stock.

A summary of the Company’s warrants as of June 30, 2021, and changes during the year then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2020	-	$-
Granted	41,000,000	$0.30
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable at June 30, 2021	41,000,000	$0.30	4.72	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.2037 as of June 30, 2021, which would have been received by the holders of in-the-money warrants had the holders exercised their warrants as of that date.

13. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Leases

As of June 30, 2021, the Company had no obligation for future lease payments under non-cancelable operating leases. However, the Company has entered into two agreements described below related to its crypto currency mining operations pursuant to which the Company’s sole obligation is to pay monthly a contractual rate per kilowatt hour of electricity consumed.

PetaWatt Agreements

Power Supply and Purchase Agreement

In May 2019, the Company consolidated its then cryptocurrency operations in one facility in Carthage, New York. The Carthage power supply and purchase agreement with PetaWatt Properties, LLC (“PetaWatt”) was entered into on May 10, 2019 for an initial term of 90 days, with an option to continue the agreement for a subsequent 36 months, which option the Company has exercised. The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. This agreement was superseded on May 7, 2021 with a new Lease, Hosting, and Energy Services Agreement with PetaWatt.

Lease, Hosting, and Energy Services Agreement

On May 7, 2021, the Company and PetaWatt entered into a Lease, Hosting and Energy Services Agreement for the Carthage, New York facility for a period of 36 months. The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement may also be expanded to include up to 7 mobile mining containers. The Company made a prepayment of $300,000 upon signing the agreement, to be drawn down with monthly invoices submitted to the Company by PetaWatt. As of June 30, 2021, the remaining prepayment balance was $193,870, which amount was included in prepaid expenses and other current assets in the accompanying balance sheet.

Compute North Master Agreement

On March 8, 2021, the Company and Compute North LLC (“Compute North”) entered into a Master Agreement for the colocation and management of the Company’s cryptocurrency mining operations. The Company submits Order Forms to Compute North to determine the location of the hosted facilities, the number of cryptocurrency miners, the term of the services provided and the contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement also provides the Company the option to purchase cryptocurrency mining equipment from Compute North. The initial Order form was for 425 miners in Kearney, Nebraska for a term of 3 years and 250 miners in Savoy, Texas for a term of 3 years. The parties subsequently consolidated the cryptocurrency mining operations in the Kearney, Nebraska facility. Through June 30, 2021, the Company paid set up fees of $37,931 with its ongoing obligation under the agreement to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. Nebraska operations commenced in September 2021.

Management Agreements

On February 21, 2021, the Company entered into two Management Agreements with consultants, each for a term of 120 days, to provide guidance for financing, corporate structure, contracts, mergers and acquisitions and general corporate consulting. Either party may terminate the agreements immediately upon written notice. The Company is to pay the consultants consulting fees comprised of a total of 8,000,000 shares of the Company’s common stock, which shares were issued in July 2021 (see Notes 11 and 16).

NOTE 14. DERIVATIVE LIABILITIES

The Company issued convertible notes payable, warrants and certain preferred stock with put back rights and has entered into exchange and subscription agreements that contained certain provisions that were identified as derivatives. As of June 30, 2020, the Company determined that the number of common shares to be issued under these agreements was indeterminate; therefore, the Company concluded that the equity environment was tainted and all additional warrants, stock options convertible debt and obligations to issue common shares were included in the value of derivative liabilities. During the year ended June 30, 2021, the obligations under these agreements were extinguished in full and no derivative liabilities were recorded as of June 30, 2021.

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

During the years ended June 30, 2021 and 2020, the Company had the following activity in its derivative liabilities:

	Convertible Notes Payable	Exchange Agreement	Common Stock Subscription	Total

Derivative liabilities at June 30, 2019	$382,052	$1,227,200	$8,522	$1,617,774
Addition to liabilities for new debt/subscription	270,354	-	-	270,354
Decrease due to conversions/assignments	(461,236)	(479,800)	-	(941,036)
Change in fair value	(27,505)	(747,400)	(7,353)	(782,258)

Derivative liabilities at June 30, 2020	163,665	-	1,169	164,834
Addition to liabilities for new debt/subscription	258,460	-	-	258,460
Decrease due to conversions/assignments	(466,093)	-	(33,888)	(499,981)
Change in fair value	43,968	-	32,719	76,687

Derivative liabilities at June 30, 2021	$-	$-	$-	$-

15. INCOME TAXES

For the years ended June 30, 2021 and 2020, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of June 30, 2021, the Company has net operating loss carry forwards of approximately $2,374,000 that expire through the year 2039. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s income tax expense (benefit) differs from the “expected” tax expense (benefit) for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to income (loss) before income taxes), as follows:

	Years Ended June 30,
	2021	2020

Tax benefit at the statutory rate	$(4,710,947)	$(227,173)
State income taxes, net of federal income tax benefit	(210,324)	410,032
Non-deductible items	4,787,602	187,821
Non-taxable items	-	(165,664)
Change in valuation allowance	133,669	(205,016)

Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2014 through 2020 remain open to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax asset at June 30, 2021 and 2020, respectively, are as follows:

	June 30,
	2021	2020

Net operating loss carryforward	$498,610	$632,279
Less valuation allowance	(498,610)	(632,279)

Net	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets as of June 30, 2021 and 2020 were fully offset by a 100% valuation allowance.

16. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Issuances of Common Shares

On July 6, 2021, the Company issued a total of 8,000,000 shares of its common stock as compensation under two Management Agreements (see Notes 11 and 13) and extinguished a common stock payable of $5,480,000 recorded as of June 30, 2021.

On August 16, 2021, the Company issued 2,473,700 shares of common stock to Steve Rubakh for the conversion of 24,737 shares of Series B preferred stock. The common shares issued were valued at par value of $2,474.

Equipment Deposits

Subsequent to June 30, 2021, the Company made equipment prepayments totaling $2,876,256 to Bitmain pursuant to the Bitmain Agreement and received reimbursements totaling $1,984,352 from Wattum (see Note 5).

Mobile Mining Containers

On July 6, 2021, the Company terminated an agreement entered into on February 10, 2021 to purchase seven mobile mining containers.  On September 3, 2021, the Company executed a manufacturing and purchase agreement for two forty-foot mobile mining containers capable of hosting over 700 miners, with an estimated delivery date of November 10, 2021.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of June 30, 2021, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of June 30, 2021, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of June 30, 2021, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2021, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Corrective Action

Management plans to address the structure of the Board of Directors and discuss adding an audit committee during fiscal year 2022.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and positions of our current executive officers and directors.

Name and Address	Age	Position(s) Held

Steve Rubakh	60	President, CEO, CFO, Secretary, and Director

Biographies of Directors and Executive Officers

Steve Rubakh has been our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and a Director since April 1, 2015. Mr. Rubakh founded EMS Factory, Inc., in 2011, where he oversaw the day-to-day operations and assisted in building and creating a vision for the company. At the end of 2014, Mr. Rubakh took the company to the next stage by initiating the development of the on-demand mobile application and platform on which the Company strategy is now based. In 2003, he founded Power Sports Factory, Inc., and served as the President until 2010. Prior to founding Power Sports Factory, Mr. Rubakh was the founder of International Parking Concepts specializing in providing services to the hospitality industry. Mr. Rubakh attended both Community College of Philadelphia and Temple University majoring in business administration.

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

Other Information about our Board of Directors

During our fiscal year ended June 30, 2021, our Board of Directors acted by written consent six times.

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

Section 16(a) Compliance by Officers and Directors

Based solely upon a review of Mr. Steve Rubakh, our CEO, we believe that we did not need to, and we did not file any Forms 3, 4 or 5 during the fiscal year ended June 30, 2021.

Item 11. Executive Compensation.

General

We have one executive officer, who is currently our only employee. The Board of Directors of the Company has set the annual base compensation of Steve Rubakh at $250,000, effective April 1. 2021, resulting in an annual salary of $175,000 for the fiscal year ended June 30, 2021. Mr. Rubakh’s annual compensation was $150,000 for each of the fiscal years ended June 30, 2020 and 2019. The Board of Directors may also declare bonuses for Mr. Rubakh. The Board of Directors also has issued shares of Series B Preferred Stock to Mr. Rubakh for additional compensation. The number of shares issued is at the discretion of the Board of Directors.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities, including that of director, during fiscal years 2021, 2020 and 2019 awarded to, earned by or paid to our executive officer.

Name and Principal Position	Year	Salary (2) ($)	Bonus (2) ($)	Stock Awards (3) ($)	Option and Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Steve Rubakh	2021	175,000	50,000	16,537,500	-	-	-	-	16,762,500
Chief Executive Officer,	2020	150,000	-	120,000	-	-	-	-	270,000
Chief Financial Officer and Director(1)	2019	150,000	-	1,312,000	-	-	-	-	1,462,000

(1)	Mr. Rubakh was appointed as CEO, CFO and Director on April 1, 2015.

(2)

The Board of Directors of the Company set the annual compensation for Steve Rubakh to include annual salary of $150,000 per year through March 31, 2021 and $250,000 effective April 1, 2021. In addition, the Board of Directors approved a bonus of $50,000 for the quarter ended June 30, 2021.

(3)

For the years ended June 30, 2021, 2020 and 2019, the Board of Directors authorized the issuance of 350,000, 100,000 and 70,000 shares of Series B preferred stock, respectively, as part of Mr. Rubakh’s compensation package. The Series B preferred stock is convertible into 100 shares of common stock and is valued for financial reporting purposes on an “as converted to common” basis, using the closing market price of the Company’s common stock on the issuance date.

Accrued compensation payable to Steve Rubakh as of June 30, 2021 and 2020 was $29,357 and $122,907, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock, Series A Preferred Stock and Series B preferred stock as of September 15, 2021, for:

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

	Name of	Amount and Nature of		Percent of	Total Voting
Title of Class	Beneficial Owners	Ownership(1)		Class(2)	Shares

Common stock, $0.001 par value	Steve Rubakh(3) 73 Buck Road, Suite 2 Huntingdon Valley, PA 19006	9,047,757	(3)	4.41%	9,047,757	(3)

Series A preferred stock, $0.001 par value	Steve Rubakh(3)(4)	500,000		100.0%	500,000,000

Series B preferred stock, $0.001 par value	Steve Rubakh(3)(5)	702,633		100.0%	70,263,300

Series C preferred stock, $0.001 par value	BNY Capital NY, Inc. (6)	3,000		100.0%	*

Series D preferred stock, $0.001 par value	BNY Capital NY, Inc. (6)	4,000		100.0%	*

Total voting shares	Steve Rubakh				579,311,057

All officers and directors (one person)					579,311,057

Percentage of voting shares					74.73%

*less than 1%

63

(1)

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power to the shares of the Company’s common stock. For each Beneficial Owner listed, any options or convertible securities exercisable or convertible within 60 days have been also included for purposes of calculating their beneficial ownership of outstanding common stock.

(2)	As of September 15, 2021, a total of 204,961,362 shares of the Company’s common stock are outstanding.

(3)

Mr. Rubakh owns 8,747,257 shares of common stock directly and has voting control over 300,5000 shares held by Stanislav Rubakh and Kim Rubakh, and, as a result, has voting control over 9,047,757 shares of common stock. Mr. Rubakh holds 702,633 shares of Series B Convertible Preferred Stock directly, convertible into 70,263,300 shares of common stock and representing 70,263,300 total voting shares. Mr. Rubakh also owns all of the outstanding 500,000 shares of the super-voting Series A Preferred stock representing 500,000,000 voting shares.

(4)	The Series A preferred stock is not convertible into common stock but is representative of 500,000,000 shares of common stock solely for voting purposes.

(5)

As of September 15, 2021, a total of 702,633 shares of the Company’s Series B preferred stock are outstanding. The Series B preferred stock is convertible into 70,263,300 shares of common stock, and the holder has the right to vote, together with holders of Common Stock, on an as “converted basis.”

(6)

As of September 15, 2021, a total of 3,000 Series D preferred stock and 4,000 Series D preferred stock are outstanding. The Series B preferred stock is convertible into 4,412 shares of common stock, and the holder has the right to vote, together with holders of Common Stock, on an as “converted basis,” and the Series C preferred stock is convertible into 13,333 shares of common stock, and the holder has the right to vote, together with holders of Common Stock, on an as “converted basis.” The natural person with voting power on behalf of BHP Capital NY Inc. is Bryan Pantofel.

Applicable percentage ownership in the preceding table is based on approximately 204,961,362 shares of common stock outstanding as of September 15, 2021 plus, for everyone, any securities that individual has the right to acquire within 60 days of September 15, 2021. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

Changes in Control

None.

Item 13. Certain Relationship and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We have one executive officer, Steve Rubakh, who is currently our only full-time employee and sole member of our Board of Directors. Mr. Rubakh is paid an annual salary established by the Board of Directors, bonuses as determined by the Board of Directors, and is issued shares of Series B preferred stock on a quarterly basis for additional compensation. The number and timing of Series B preferred shares issued to Mr. Rubakh is at the discretion of the Board of Directors.

The Board of Directors of the Company set the current annual compensation for Steve Rubakh to include annual salary of $150,000 per year through March 31, 2021 and $250,000 effective April 1, 2021. In addition, the Board of Directors approved a bonus of $50,000 for the quarter ended June 30, 2021. Total compensation expense included in general and administrative expenses was $225,000 and $150,000 for the years ended June 30, 2021 and 2020, respectively. Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $29,357 and $122,907 as of June 30, 2021 and 2020, respectively.

During the year ended June 30, 2021, the Company issued to Mr. Rubakh 350,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $16,537,500, using the closing market price of the Company’s common stock on that date. During the year ended June 30, 2020, the Company issued to Mr. Rubakh 100,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $120,000, using the closing market price of the Company’s common stock on that date. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

In February 2021, Mr. Rubakh converted 52,630 shares of Series B preferred stock into 5,263,000 shares of common stock in a transaction recorded at the par value of the shares.

Director Independence

We currently have no independent directors as that term is defined in Rule 4200 of Nasdaq’s listing standards.

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the years ended June 30, 2021 and 2020, the aggregate fees billed by M&K CPAS PLLC for professional services rendered for the audit (including quarterly reviews) of our annual consolidated financial statements included in our annual report on Form 10-K were $65,900 and $34,050, respectively.

Audit fees consist of amounts billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement.

Audit-Related Fees

For the years ended June 30, 2021 and 2020, we were not billed for any audit-related fees. Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees.”

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

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K: The list of financial statements required by this Item is set forth in Item 8.

(b)	Exhibits: See the list of Exhibits in the Exhibits Index to this Form 10-K as follows, which are incorporated herein by reference.

Item 16. Form 10-K Summary.

Not Applicable.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Description of Exhibit

3.1	Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 2 to Company’s Registration Statement on Form S-1, filed with the SEC on June 7, 2011]

3.1(a)	Certificate of Amendment, filed December 1, 2014 [Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on December 8, 2015]

3.1(b)

Certificate of Designations of the Company’s Series A Preferred Stock, filed March 12, 2015 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2015]

3.2	Bylaws of the Company [Incorporated by reference to Exhibit 3 to Company’s Registration Statement on Form S-1, filed with the SEC on June 7, 2011]

3.2(a)	Amendment to Exhibit A to the Company’s By-Laws, effective August 12, 2015 [Incorporated by reference to Exhibit 10.2(a) to our Current Report on Form 8-K, filed with the SEC on August 12, 2015]

3.1(c)

Certificate of Amendment to Articles of Incorporation, filed August 3, 2016, with the Secretary of State of Nevada [Incorporated by reference to Exhibit 3.1(c) to our Current Report on Form 8-K, filed with the SEC on August 11, 2016]

3.1(d)

Certificate of Correction, filed with the Nevada Secretary of State on November 7, 2016 [Incorporated by reference to Exhibit 3.1(d) to our Current Report on Form 8-K, filed with the SEC on November 18, 2016]

3.1(e)

Certificate of Designation for the Company’s Series B Preferred Stock, filed with the Secretary of State of Nevada on December 21, 2015 [Incorporated by reference to Exhibit 3.1(e) to our Annual Report on Form 10-K, filed with the SEC on September 14, 2017]

3.1(f)

Certificate of Amendment, filed with the Secretary of State of Nevada on March 15, 2017 [Incorporated by reference to Exhibit 3.1(f) to our Annual Report on Form 10-K, filed with the SEC on September 14, 2017]

3.1(g)

Articles of Merger for the merger of the Company’s wholly-owned subsidiary, Interactive Ventures, Inc., into the Company, filed with the Secretary of State of Nevada on June 14, 2017 [Incorporated by reference to Exhibit 3.1(g) to our Annual Report on Form 8-K, filed with the SEC on September 14, 2017]

3.1(h)

Certificate of Amendment, filed with the Secretary of State of Nevada on March 15, 2019 [Incorporated by reference to Exhibit 3.1(h) to our Annual Report on Form 10-K, filed with the SEC on September 30, 2019]

3.1(i)

Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed January 20, 2021, as amended January 21, 2021 [Incorporated by reference to Exhibit 3.1(j) to our Current Report on Form 8-K/A, filed with the SEC on January 29, 2021]

3.1(k)

Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock filed February 19 [Incorporated by reference to Exhibit 3.1(k) to our Current Report on Form 8-K filed with the SEC on February 25, 2021]

4.1

Form of Warrant in connection with Securities Purchase Agreement, dated as of March 30, 2021, by and between the Company and the Purchasers [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 2, 2021]

67

10.1

Amendment dated November 16, 2020 to Securities Purchase Agreement, dated August 4, 2020, between the Company and Eagle Equities, LLC, and to Convertible Redeemable Note due February 4, 2020 issued August 4, 2020 to Eagle Equities, LLC [Incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K, filed with the SEC on November 18, 2020]

10.2

Securities Purchase Agreement, dated as of August 4, 2020, between the Company and Eagle Equities, LLC [Incorporated by reference to Exhibit 10.33 to our Current Report on Form 8-K, filed with the SEC on August 10, 2020]

10.3

Form of Convertible Redeemable Note due February 4, 2020 issued August 4, 2020 to Eagle Equities, LLC [Incorporated by reference to Exhibit 10.34 to our Current Report on Form 8-K, filed with the SEC on August 10, 2020]

10.4

Securities Purchase Agreement, dated as of January 14, 2021, between the Company and BHP Capital NY, Inc. [Incorporated by reference to Exhibit 10.36 to our Current Report on Form 8-K filed with the SEC on January 28, 2021]

10.5

Securities Purchase Agreement, dated as of February 18, 2021, between the Company and BHP Capital NY, Inc. [Incorporated by reference to Exhibit 10.37 to our Current Report on Form 8-K filed with the SEC on February 25, 2021]

10.6

Common Stock Purchase Warrant, issued February 18, 2021, by the Company to BHP Capital NY , Inc. [Incorporated by reference to Exhibit 10.38 to our Current Report on Form 8-K filed with the SEC on February 25, 2021]

10.7

Form of Securities Purchase Agreement, dated as of March 30, 2021, by and between the Company and the Purchasers [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 2, 2021]

10.8

Form of Lock-Up in connection with Securities Purchase Agreement, dated as of March 30, 2021, by and between the Company and the Purchasers [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on April 2, 2021]

10.9

Form of Non-Fixed Price Sales and Purchase Agreement, dated as of April 12, 2021, by and between the Company and Bitmain [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 15, 2021]

10.10	Master Agreement, dated March 8, 2021, by and between the Company and Compute North LLC, filed herewith

10.11	Securities Purchase Agreement, dated as of February 5, 2021, by and between the Company and BHP Capital NY, Inc., filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer, filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer, filed herewith

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

/s/ Steve Rubakh	September 24, 2021
Steve Rubakh, Principal Executive Officer and Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steve Rubakh	September 24, 2021
Steve Rubakh, Director and Chief Executive Officer	Date

