Form 10-Q
period 2021-09-30
INTEGRATED VENTURES, INC.
filed 2021-11-15
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐      TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-174759

INTEGRATED VENTURES, INC.
(Exact Name of Registrant as Specified in Its charter)

Nevada	82-1725385
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

73 Buck Road, Suite 2, Huntingdon Valley, PA 19006(Address of principal executive offices) (Zip Code)

(215) 613-1111

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value per share, was 204,961,362 as of November 12, 2021.

INTEGRATED VENTURES, INC.

FORM 10-Q

SEPTEMBER 30, 2021

2

PART I - FINANCIAL INFORMATION

3

Integrated Ventures, Inc.

Condensed Balance Sheets

	September 30, 2021	June 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$687,338	$2,097,537
Prepaid expenses and other current assets	60,926	197,620
Total current assets	748,264	2,295,157

Non-current assets:
Equipment deposits	9,459,265	7,663,265
Property and equipment, net of accumulated depreciation and amortization of $822,271 and $521,416 as of September 30, 2021 and June 30, 2021, respectively	3,249,454	3,159,523
Digital currencies	1,262,080	245,320
Deposits	700	700
Total assets	$14,719,763	$13,363,965

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,747	$27,259
Accrued preferred stock dividends	325,442	193,933
Accrued expenses	2,963	4,381
Due to related party	51,198	29,357
Notes payable	7,583	19,153
Total current liabilities	413,933	274,083
Total liabilities	413,933	274,083

Mezzanine:
Series C preferred stock, $0.001 par value, (3,000 shares authorized, 1,125 shares issued and outstanding as of September 30, 2021 and June 30, 2021 respectively)	1,125,000	1,125,000
Series D preferred stock, $0.001 par value, (4,000 shares authorized, 3,000 shares issued and outstanding as of September 30, 2021 and June 30, 2021 respectively)	3,000,000	3,000,000

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of September 30, 2021 and June 30, 2021 respectively)	500	500
Series B preferred stock, $0.001 par value, (1,000,000 shares authorized, 702,633 and 727,370 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively)	703	727
Common stock, $0.001 par value, (750,000,000 shares authorized, 204,961,362 and 194,487,662 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively)	204,962	194,488
Common stock payable	-	5,480,000
Additional paid-in capital	53,834,813	48,365,263
Accumulated deficit	(43,860,148)	(45,076,096)
Total stockholders’ equity	10,180,830	8,964,882
Total liabilities, mezzanine and stockholders’ equity	$14,719,763	$13,363,965

See Notes to Condensed Financial Statements

Integrated Ventures, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2021	2020

Revenues:
Cryptocurrency mining	$1,040,071	$67,337
Sales of cryptocurrency mining equipment	875,017	14,890
Total revenues	1,915,088	83,227

Cost of revenues	1,072,943	189,011

Gross profit (loss)	842,145	(106,784)

Operating expenses:
General and administrative	211,379	99,717

Income (loss) from operations	630,766	(206,501)

Other income (expense):
Interest expense	(382)	(100,872)
Realized gain on sale of digital currencies	717,073	85,854
Loss on disposition of property and equipment	-	(207,281)
Change in fair value of derivative liabilities	-	40,022

Total other income (expense)	716,691	(182,277)

Income (loss) before income taxes	1,347,457	(388,778)

Provision for income taxes	-	-

Net income (loss)	$1,347,457	$(388,778)

Preferred stock dividends	(131,509)	-

Net income attributable to shareholders	$1,215,948	$(388,778)

Net income (loss) per common share attributable to shareholders:
Basic	$0.01	$(0.00)
Diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding:
Basic	203,610,667	111,986,110
Diluted	285,528,379	111,986,110

See Notes to Condensed Financial Statements

Integrated Ventures, Inc.

Condensed Statement of Stockholders’ Equity (Deficit) (Unaudited)

Three Months Ended September 30, 2021

	Series C Preferred Stock		Series D Preferred Stock		Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance, June 30, 2021	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	727,370	$727	194,487,662	$194,488	$5,480,000	$48,365,263	$(45,076,096)	$8,964,882

Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(24,737)	(24)	2,473,700	2,474	-	(2,450)	-	-

Issuance of common shares for common stock payable	-	-	-	-	-	-	-	-	8,000,000	8,000	(5,480,000)	5,472,000	-	-

Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(131,509)	(131,509)

Net income	-	-	-	-	-	-	-	-	-	-	-	-	1,347,457	1,347,457

Balance, September 30, 2021	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	702,633	$703	204,961,362	$204,962	$-	$53,834,813	$(43,860,148)	$10,180,830

See Notes to Condensed Financial Statements

Integrated Ventures, Inc.

Condensed Statement of Stockholders’ Equity (Deficit) (Unaudited)

Three Months Ended September 30, 2020

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

See Notes to Condensed Financial Statements

Integrated Ventures, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	Three Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$1,347,457	$(388,778)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	300,855	110,572
Realized gain on sale of digital currencies	(717,073)	(85,854)
Change in fair value of derivative liabilities	-	(40,022)
Amortization of debt discount	-	91,007
Loss on disposition of property and equipment	-	207,281
Changes in assets and liabilities:
Digital currencies	(1,040,071)	(67,699)
Prepaid expenses and other current assets	136,694	(3,250)
Accounts payable	(47,944)	(34,239)
Accrued expenses	(1,418)	10,248
Due to related party	21,841	(9,687)
Net cash provided by (used in) operating activities	341	(210,421)

Cash flows from investing activities:
Increase in equipment deposits	(2,186,786)	-
Net proceeds from the sale of digital currencies	1,985,560	2,283,717
Purchase of digital currencies	(1,197,744)	(2,086,898)
Purchase of property and equipment	-	(209,638)
Net cash used in investing activities	(1,398,970)	(12,819)

Cash flows from financing activities:
Repayment of notes payable	(11,570)	-
Proceeds from convertible notes payable	-	319,000
Net cash provided (used in) by financing activities	(11,570)	319,000

Net increase (decrease) in cash	(1,410,199)	95,760
Cash, beginning of period	2,097,537	6,675
Cash, end of period	$687,338	$102,435

Supplemental disclosure of cash flow information:
Cash paid for interest	$382	$-
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Equipment deposits for property and equipment	$390,786	$-
Accrued preferred stock dividends	131,509	-
Conversion of Series B preferred shares for common shares	2,474	-
Common shares issued for common stock payable	5,480,000	-
Debt discount for derivative liabilities	-	154,822
Common shares issued in conversion of debt	-	175,867
Settlement of derivative liabilities	-	70,296
Notes payable issued for property and equipment	-	17,822

See Notes to Condensed Financial Statements

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2021

(Unaudited)

1. ORGANIZATION BASIS OF PRESENTATION

Organization

Integrated Ventures, Inc. (the "Company," "we" or "our") was incorporated in the State of Nevada on March 22, 2011, under the name of Lightcollar, Inc. On March 20, 2015, the Company amended its articles of incorporation and changed its name from Lightcollar, Inc. to EMS Find, Inc. On May 30, 2017, Integrated Ventures, Inc. (“Integrated Ventures”), a Nevada corporation, was formed as a wholly owned subsidiary of the Company. Pursuant to an Agreement and Plan of Merger dated May 30, 2017, Integrated Ventures was merged into the Company, with the Company being the surviving corporation and changing its name to Integrated Ventures, Inc.

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended September 30, 2021 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2022. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2021 filed on September 24, 2021 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Digital Currencies

Digital currencies consist mainly of Bitcoin, Litecoin, ZCash and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies purchased for short-term investment and trading purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations. The Company had realized gains on sale of digital currencies of $717,073 and $85,854 in the three months ended September 30, 2021 and 2020, respectively. Cryptocurrency mining revenues were $1,040,071 and $67,337 in the three months ended September 30, 2021 and 2020, respectively.

Property and Equipment

Property and equipment, consisting primarily of computer and other cryptocurrency mining equipment (digital transaction verification servers), is stated at the lower of cost or estimated realizable value and is depreciated when placed into service using the straight-line method over estimated useful lives. The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has assessed the basis of depreciation of these assets and believes they should be depreciated over a three-year period due to technological obsolescence reflecting rapid development of hardware that has faster processing capacity and other factors. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

During the three months ended September 30 2020, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $207,281 to loss on disposition of property and equipment.

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

To the extent that any of the assumptions underlying management’s estimate of useful life of its transaction verification servers are subject to revision in a future reporting period, either because of changes in circumstances or through the availability of greater quantities of data, then the estimated useful life could change and have a prospective impact on depreciation expense and the carrying amounts of these assets.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the three months ended September 30, 2021 and 2020.

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

Income Taxes

The Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2021, tax years 2015 through 2021 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

The Company adopted ASC 740-10, Definition of Settlement in FASB Interpretation No. 48, (“ASC 740-10”). ASC 740-10 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10. ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely based on its technical merits and the statute of limitations remains open. The adoption of ASC 740-10 has not had an impact on our financial statements.

Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in-the-money” stock options and warrants using the treasury stock method, convertible debt, and convertible preferred stock, were exercised or converted into common stock. Equivalent shares are not utilized when the effect is anti-dilutive. For the three months ended September 30, 2020, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

The common shares used in the computation of basic and diluted net income (loss) per share are reconciled as follows:

	Three Months Ended September 30,
	2021	2020

Weighted average number of shares outstanding – basic	203,610,667	111,986,110
Dilutive effect of convertible preferred stock	81,917,712	-
Weighted average number of shares outstanding – diluted	285,528,379	111,986,110

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the FASB during the three months ended September 30, 2021 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

Concentrations

During the three months ended September 30, 2021, one customer accounted for 100% of sales of cryptocurrency mining equipment and 46% of total revenues.

Reclassifications

Certain amounts in the financial statements for prior year periods have been reclassified to conform to the presentation for the current year periods.

3. GOING CONCERN

Until the three months ended September 30, 2021, the Company has reported recurring net losses since its inception and used net cash in operating activities. As of September 30, 2021, the Company had an accumulated deficit of $43,860,148. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to reach and maintain a successful level of operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

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

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30:

	2021	2020

Cryptocurrency mining equipment	$4,055,359	$3,664,573
Furniture and equipment	16,366	16,366

Total	4,071,725	3,680,939
Less accumulated depreciation and amortization	(822,271)	(521,416)

Net	$3,249,454	$3,159,523

Depreciation and amortization expense, included in cost of revenues, for the three months ended September 30, 2021 and 2020 was $300,855 and $110,572, respectively.

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

The Company entered into a separate agreement with Wattum Management, Inc. (“Wattum”), a non-related party, whereby Wattum agreed to share 50% of the mining equipment purchase obligation under the Bitmain Agreement.  Wattum receives 50% of the mining equipment shipped by Bitmain in exchange for reimbursing the Company for 50% of the equipment deposits paid by the Company to Bitmain.

As of September 30, 2021 and June 30, 2021, the Company had paid a total of $9,459,265 and $7,663,265 in equipment deposits, respectively, including $8,229,453 and $6,554,190 paid to Bitmain under the Bitmain Agreement (net of Wattum reimbursements of $9,182,734 and $6,554,190, respectively, and deliveries of equipment). As of September 30, 2021, the first shipment of 398 miners had been delivered by Bitmain to the Company, Wattum and a customer of the Company.

Canaan Convey Purchase

As of September 30, 2021 and June 30, 2021, the Company prepaid $1,134,978 and $990,000, respectively to Canaan Convey Co. LTD (“Canaan Convey”) for the purchase of 250 cryptocurrency miners and freight and custom charges. As of September 30, 2021, the 250 miners had not been delivered to the Company by Canaan Convey.

Sale of Miners

During the three months ended September 30, 2021, the Company sold 95 miners from the first Bitmain shipment to a non-related party for $875,017.

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

Effective April 1, 2021, the Company entered into a four-year employment contract with Steve Rubakh establishing annual salary at $250,000 with a quarterly bonus of $50,000 or 5,000 shares of Series B preferred stock, as determined by the Board of Directors. A quarterly bonus of $50,000 was approved by the Board of Directors for the three months ended September 30, 2021. Annual salary for Mr. Rubakh was $150,000 prior to April 1, 2021.

Total compensation expense included in general and administrative expenses was $112,500 and $37,500 for the three months ended September 30, 2021 and 2020, respectively. Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $51,198 and $29,357 as of September 30, 2021 and 2020, respectively.

In August 2021, Mr. Rubakh converted 24,737 shares of Series B preferred stock into 2,473,700 shares of common stock in a transaction recorded at the par value of the shares.

7. NOTES PAYABLE

With an effective date of April 20, 2020, a loan to the Company was approved under the terms and conditions of the Paycheck Protection Program (“PPP”) of the United States Small Business Administration (“SBA”) and the CARES Act (2020) (H.R. 748) (15 U.S.C. 636 et seq.) (the “Act”) in the amount of $7,583. The loan matures 24 months from inception, bears interest at 1% and had a balance of $7,583 as of September 30, 2021 and June 30, 2021. The loan may be forgiven pursuant to the provisions of the Act.

In August and September 2020, the Company entered into two agreements for the purchase of digital mining equipment with Wattum Management Inc. resulting in two promissory notes in the principal amounts of $17,822 and $40,000. The notes were secured by the equipment purchased and bore interest at 10%.

The $17,822 note was payable in twelve equal consecutive monthly installments of $1,567 and matured in September 2021. The note had a principal balance of $0 and $6,947 as of September 30, 2021 and June 30, 2021, respectively.

The $40,000 note was payable in twelve equal consecutive monthly installments of $3,516 and matured in August 2021. The note had a principal balance of $0 and $4,623 as of September 30, 2021 and June 30, 2021, respectively.

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

Each share of the Series C preferred stock is entitled to receive cumulative dividends of 12% per annum, payable monthly and accruing and compounding daily from the date of issuance of the shares. Dividends may be paid in cash or in shares of Series C preferred stock at the discretion of the Company. As of September 30, 2021 and June 30, 2021, the Company accrued Series C preferred stock dividends of $97,214 and $61,098, respectively.

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

Effective February 5, 2021, BHP purchased a second tranche consisting of 375,000shares of Series C preferred stock for $375,000. As an equity incentive to this purchase of Series C preferred stock, the Company issued 1,000,000 shares of the Company’s common stock to BHP, which shares were valued at $89,100 based on the closing market price of the Company’s common stock and recorded to accumulated deficit as a deemed dividend.

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

As of September 30, 2021 and June 30, 2021, 1,125 shares of Series C preferred stock were issued and outstanding and recorded at stated value as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

Each share of the Series D preferred stock is entitled to receive cumulative dividends of 12% per annum, payable monthly and accruing and compounding daily from the date of issuance of the shares. Dividends may be paid in cash or in shares of Series D preferred stock at the discretion of the Company. As of September 30, 2021 and June 30, 2021, the Company accrued Series D preferred stock dividends of $228,228 and $132,835, respectively.

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

In addition to the requirement of the Company to cause a registration statement covering the shares issued to be declared effective by the SEC within 180 days, the Series D Agreement and the terms of the Series D Certificate of Designation contain multiple defined triggering events or events of default that may require the Company to redeem in cash the Series D preferred stock. Such events include, but are not limited to the following: (i) the suspension, cessation from trading or delisting of the Company’s Common Stock on the Principal Market for a period of two (2) consecutive trading days or more; (ii) the failure by the Company to timely comply with the reporting requirements of the Exchange Act (including applicable extension periods); (iii) the failure for any reason by the Company to issue Commitment Shares, Dividends or Conversion Shares to the Purchaser within three trading days; (iv) the Company breaches any representation warranty, covenant or other term of condition contained in the definitive agreements between the parties; (v)the Company files for Bankruptcy or receivership or any money judgment writ, liquidation or a similar process is entered by or filed against the Company for more than $50,000 and remains unvacated, unbonded or unstayed for a period of twenty (20) calendar days; (vi) conduct its business; (vii) the Company shall lose the “bid” price for its Common stock on the Principal Market; (viii) if at any time the Common Stock is no longer DWAC eligible; (ix) the Company must have a registration statement covering the Preferred Shares declared effective by the SEC within one hundred eighty (180) days of the Effective Date hereof; (x) the Company must complete deposits to secure power supply contracts and purchase mining equipment within ninety (90) days from the Effective Date hereof; (xi) the Company shall cooperate and provide the necessary information for the Purchaser to file the appropriate UCC filings to be filed promptly after each of the pieces of mining equipment is purchased as required under section (x) of this section, giving Purchaser a priority lien on any and all said purchased mining equipment; and (xii) any other event specifically listed as an Event of Default under any section in the Transaction Documents.

As of September 30, 2021 and June 30, 2021, 3,000 shares of Series D preferred stock were issued and outstanding and recorded as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

9. STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of September 30, 2021 and June 30, 2021, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

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

The Company had 702,633 and 727,370 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively.

In April 2019, Mr. Rubakh converted 30,000 shares of Series B preferred stock into 3,000,000 shares of common stock of the Company, recorded at the par value of the common stock issued. In February 2020, Mr. Rubakh returned 3,000,000shares of the Company’s common stock and was issued 30,000 shares of the Company’s Series B preferred stock which were previously surrendered in the April 2019 conversion. The common shares were canceled, and the transaction was recorded at the par value of the common and Series B preferred stock.

In August 2021, Mr. Rubakh converted 24,737 shares of Series B preferred stock into 2,473,700 shares of common stock in a transaction recorded at the par value of the shares.

Common Stock

On January 25, 2019, the Board of Directors of the Company approved a resolution to increase the number of authorized common shares to 250,000,000. The Company had 204,961,362 and 194,487,662 common shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively.

During the three months ended September 30, 2021, the Company issued a total of 10,473,700 shares of its common stock: 2,473,700 shares issued in conversion of Series B preferred stock recorded at par value of $2,474 and 8,000,000 shares for common stock payable of $5,480,000.

During the three months ended September 30, 2020, the Company issued a total of 13,342,435 shares of its common stock in conversion of $164,000 note principal, $8,867 accrued interest payable, and $3,000 in fees, resulting in the extinguishment of derivative liabilities totaling $70,296. No gain or loss was recorded as the conversions were completed within the terms of the debt agreements.

Common Stock Payable

As of June 30, 2021, the Company was obligated to issue a total of 8,000,000 shares of its common stock to two consultants and recorded a common stock payable of $5,480,000, based on the market value of the common shares on the date of the consulting agreements. In July 2021, the Company issued 8,000,000 shares of its common stock in satisfaction of this obligation.

10. WARRANTS

As discussed in Note 8, the Company issued warrants in February 2021 to purchase 11,000,000 shares of its common stock in connection with the sale of Series D preferred stock. The Company also issued warrants to purchase 30,000,000 shares of its common stock in April 2021 in connection with the sale of common stock.

A summary of the Company’s warrants as of September 30, 2021, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2021	41,000,000	$0.30
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable at September 30, 2021	41,000,000	$0.30	4.47	$330,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.33 as of September 30, 2021, which would have been received by the holders of in-the-money warrants had the holders exercised their warrants as of that date.

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Leases

As of September 30, 2021, the Company had no obligation for future lease payments under non-cancelable operating leases. However, the Company has entered into two agreements described below related to its cryptocurrency mining operations pursuant to which the Company’s sole obligation is to pay monthly a contractual rate per kilowatt hour of electricity consumed.

PetaWatt Power Purchase Agreement

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

Lease, Hosting, and Energy Services Agreement

On May 7, 2021, the Company and PetaWatt entered into a Lease, Hosting and Energy Services Agreement for the Carthage, New York facility for a period of 36 months. The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement may also be expanded to include up to 7 mobile mining containers. The Company made a prepayment of $300,000 upon signing the agreement, to be drawn down with monthly invoices submitted to the Company by PetaWatt. As of September 30, 2021 and June 30, 2021, the remaining prepayment balance was $53,376 and $193,870, respectively, which amounts were included in prepaid expenses and other current assets in the accompanying balance sheet.

Compute North Power Purchase and Hosting Agreement

On March 8, 2021, the Company and Compute North LLC (“Compute North”) entered into a Master Agreement for the colocation and management of the Company’s cryptocurrency mining operations. The Company submits Order Forms to Compute North to determine the location of the hosted facilities, the number of cryptocurrency miners, the term of the services provided and the contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement also provides the Company the option to purchase cryptocurrency mining equipment from Compute North. The initial Order form was for 425 miners in Kearney, Nebraska for a term of 3 years and 250 miners in Savoy, Texas for a term of 3 years. The parties subsequently consolidated the cryptocurrency mining operations in the Kearney, Nebraska facility. The Company’s ongoing obligation under the agreement to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. Nebraska operations commenced in September 2021.

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Issuance of Series B Shares

On October 8, 2021, the Company issued 50,000 shares of Series B preferred stock to Steve Rubakh for compensation valued on an “as converted to common” basis at $1,880,000 using the closing market price of the Company’s common stock on that date.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2021and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

On November 22, 2017, we successfully launched our cryptocurrency operations, and revenues commenced from cryptocurrency mining operations and from sales of cryptocurrency mining equipment. As of September 30, 2021, the Company owned and operated a total of approximately 914 miners in two locations that mine Bitcoin, Litecoin, ZCash and Ethereum. In addition, as of September 30, 2021, the Company paid deposits totaling $9,459,265 (net of Wattum reimbursements of $9,182,737 and deliveries) for 2,650 additional miners and two mobile mining containers to be placed into service beginning in September 2021.

The Company’s forward looking business plan is focused on: (1) raising capital to purchase new mining equipment; (2) rotating and upgrading mining equipment, (3) expansion of power capacity; and (4) launching cryptocurrency mining operations in new locations.

Financial

As of September 30, 2021, we operated our cryptocurrency mining operations in two hosted facilities located in Carthage, New York and Kearney, Nebraska. The hosting and power purchase agreements for the two facilities require the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

Revenues from our cryptocurrency mining operations were $1,040,071 and $67,337 for the three months ended September 30, 2021 and 2020, respectively. Revenues from the sales of cryptocurrency mining equipment were $875,017 and $14,890 for the three months ended September 30, 2021 and June 30, 2021, respectively.

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations. We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale. We report realized gains and losses on the sales of cryptocurrencies net of transaction costs. As of September 30, 2021, our digital currencies at cost totaled $1,262,080 and were comprised of multiple denominations, primarily Bitcoin (BTC) and Quant (QNT).

Historically, we have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable and preferred stock. During the three months ended September 30, 2021, we generated positive cash flow from operations and did not incur additional debt or issue securities for cash.

The Digital Asset Market

The Company is focusing on the mining of digital assets, as well as blockchain applications (“blockchain”) and related technologies. A blockchain is a shared immutable ledger for recording the history of transactions of digital assets - a business blockchain provides a permissioned network with known identities. A Bitcoin is the most recognized type of a digital asset that is issued by, and transmitted through, an open source, math-based protocol platform using cryptographic security that is known as the “Bitcoin Network.” The Bitcoin Network is an online, peer-to-peer user network that hosts the public transaction ledger, known as the blockchain, and the source code that comprises the basis for the cryptography and math-based protocols governing the Bitcoin Network.

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

Financial Operations Review

We are incurring increased costs because of being a publicly traded company. As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We also have paid compensation through the issuance of shares of our common stock and Series B preferred stock, the valuation of which has resulted in significant stock-based compensation. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies and will require us to comply with these rules. These new rules and regulations have will increase our legal and financial compliance costs and have made some activities more time-consuming and costlier. In addition, these new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do. As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Revenues

Our cryptocurrency mining revenues increased to $1,040,071 in the three months ended September 30, 2021 from $67,337 in the three months ended September 30, 2020. This increase in revenues resulted primarily from the Company ongoing efforts to replace under-performing, non-serviceable mining equipment with new more efficient mining equipment and increasing the number of miners. Also, we expanded our cryptocurrency mining operations to a second location in Kearney, Nebraska.

We also have revenues from the sale of cryptocurrency mining equipment that have been either newly purchased or refurbished for resale. Such sales totaled $875,017 and $14,890 in the three months ended September 30, 2021 and 2020, respectively. The increase in sales of equipment in the current year was due entirely to one sale of 95 miners for $875,017 to a non-related customer. Sales of equipment will fluctuate from period to period depending on equipment available to us to sell and the current retail demand for our model of cryptocurrency mining units.

Cost of Revenues

Cost of revenues was $1,072,943 and $189,011 in the three months ended September 30, 2021 and 2020, respectively. The increase in cost of revenues in the current fiscal year is due primarily to: increased cryptocurrency mining revenues, the cost of the sale of 95 miners, expansion to two operating locations and increased depreciation and amortization expense. Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation and amortization, operating supplies, utilities, and consulting services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing or assembling the cryptocurrency mining units sold. We reported a gross profit on revenues of $842,145 in the three months ended September 30, 2021 and a gross loss of $106,784 in the three months ended September 30, 2020. In prior year periods, we have reported a gross loss on revenues primarily due to lower revenues, high utility costs and a conservative, short useful life for mining equipment depreciation and amortization. Higher cryptocurrency mining revenues in the current year resulting from the implementation of more efficient mining equipment and the increase in the number of miners purchased also contributed to the gross profit on revenues.

Operating Expenses

Our general and administrative expenses increased to $211,379 in the three months ended September 30, 2021 from $99,717 in the three months ended September 30, 2020. The increase resulted primarily from: (1) increased executive compensation and (2) tech support to manage increased levels of cryptocurrency mining operations.

Other Income (Expense)

Our other income (expense) was comprised of the following for the three months ended September 30:

	2021	2020
Interest expense	$(382)	$(100,872)
Realized gain on sale of digital currencies	717,073	85,854
Loss on disposition of property and equipment	-	(207,281)
Change in fair value of derivative liabilities	-	40,022

Total other income (expense)	$716,691	$182,277

During our fiscal year ended June 30, 2021, our lenders completed the full conversion of our convertible notes payable, resulting in a substantial decrease in interest expense in the current fiscal year. Our interest expense includes the amortization of debt discount and original issue discount for our convertible notes payable. These amounts vary from period to period depending on the timing of new borrowings and the conversion of the debt to common stock by the lenders.

We have significantly increased our investing efforts in digital currencies. In addition to the currencies received as compensation for our mining services, during the three months ended September 30, 2021, we purchased various digital currencies totaling $1,197,744 and converted currencies from one denomination to another based on our assessment of market conditions for each respective currency. The market values of individual currency denominations continually fluctuate, and the fluctuations may be material from day to day. During the three months ended September 30, 2021, we received total proceeds of $1,985,560 from the sale of digital currencies and incurred transactions fees totaling $47,431, which were deducted from the gain realized of $717,073. We realized a gain on sale of digital currencies of $85,854, after deducting transaction costs, of $50,152, in the three months ended September 30, 2020.

During the three months ended September 30, 2020, we disposed of and wrote off non-serviceable, defective mining equipment with a net book value of $207,281. The equipment disposed of was replaced with new, more efficient mining equipment. We reported no loss on disposition of property and equipment during the three months ended September 30, 2021.

During the year ended June 30, 2021, all convertible notes payable and other equity instruments with provisions identified as derivatives were extinguished through conversion to common shares and all related derivative liabilities were settled. As a result, we reported no gain or loss from change in fair value of derivative liabilities in the three months ended September 30, 2021. In the three months ended September 30, 2020, we reported a gain from change in fair value of derivative liabilities of $40,022. We estimate the fair value of the derivatives associated with our convertible debt, options, warrants and other contracts using, as applicable, either the Black-Scholes pricing model or multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. Since these inputs are subject to significant changes from period to period and to management’s judgment, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Net Income (Loss)

As a result, we reported net income of $1,347,457 in the three months ended September 30, 2021, compared to a net loss of $388,778 in the three months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of September 30, 2021, we had total current assets of $748,264, including cash of $687,338 and prepaid expenses and other current assets of $60,926, and total current liabilities of $413,933.We had total stockholders’ equity of $10,180,830 as of September 30, 2021 compared to total stockholders’ equity of $8,964,882 as of September 30, 2020.

For the three months ended September 30, 2021, we generated sufficient cash flows to fund our operations, reporting net cash provided by operations of $341.

Sources and Uses of Cash

We had net cash provided by operations of $341 in the three months ended September 30, 2021 as a result of our net income of $1,347,457, non-cash expense of $300,855, decrease in prepaid expenses and other current assets of $136,694, and increase in due to related party of $21,841, partially offset by non-cash gain of $717,073, increase in digital currencies of $1,040,071 and decreases in accounts payable of $47,944 and accrued expenses of $1,418.

We used net cash in operations of $210,421 in the three months ended September 30, 2020 as a result of our net loss of $388,778, non-cash gains totaling $125,876, increases in digital currencies of $67,699 and prepaid expenses and other current assets of $3,250, and decreases in accounts payable of $34,239 and due to related party of $9,687, partially offset by non-cash expenses totaling $408,860 and increase in accrued expenses of $10,248.

During the three months ended September 30, 2021, we used net cash in investing activities of $1,398,970, comprised of the increase in equipment deposits of $2,186,786 and purchase of digital currencies of $1,197,744, partially offset by net proceeds from the sale of digital currencies of $1,985,560.

During the three months ended September 30, 2020, we had net cash used in investing activities of $12,819, comprised of the purchase of digital currencies of $2,086,898 and the purchase of property and equipment of $209,638, partially offset by net proceeds from the sale of digital currencies of $2,283,717.

During the three months ended September 30, 2021, we had net cash provided used in financing activities of $11,570 comprised of repayment of notes payable.

During the three months ended September 30, 2020, we had net cash provided by financing activities of $319,000 comprised of proceeds from convertible notes payable.

We will have to raise funds to successfully operate our digital currency mining operations, purchase equipment and expand our operations to multiple facilities. The Company might need to: (1) borrow money from shareholders; (2) issue debt or equity or (3) or enter a strategic financial arrangement with a third party. There can be no assurance that additional capital will be available to us.

Going Concern

Until the three months ended September 30, 2021, the Company has reported recurring net losses since its inception and used net cash in operating activities. As of September 30, 2021, the Company had an accumulated deficit of $43,860,148. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to reach and maintain a successful level of operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

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

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to the accompanying condensed financial statements and in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2021. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

Digital Currencies

Digital currencies consist mainly of Bitcoin, Litecoin, ZCash and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies purchased for short-term investment and trading purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations. The Company had realized gains on sale of digital currencies of $717,073 and $85,854 in the three months ended September 30, 2021 and 2020, respectively. Cryptocurrency mining revenues were $1,040,071 and $67,337 in the three months ended September 30, 2021 and 2020, respectively.

Property and Equipment

Property and equipment, consisting primarily of computer and other cryptocurrency mining equipment (digital transaction verification servers), is stated at the lower of cost or estimated realizable value and is depreciated when placed into service using the straight-line method over estimated useful lives. The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has assessed the basis of depreciation of these assets and believes they should be depreciated over a three-year period due to technological obsolescence reflecting rapid development of hardware that has faster processing capacity and other factors. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

During the three months ended September 30 2020, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $207,281 to loss on disposition of property and equipment.

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

To the extent that any of the assumptions underlying management’s estimate of useful life of its transaction verification servers are subject to revision in a future reporting period, either because of changes in circumstances or through the availability of greater quantities of data, then the estimated useful life could change and have a prospective impact on depreciation expense and the carrying amounts of these assets.

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

OFF BALANCE SHEET ARRANGEMENTS

Operating Leases

As of September 30, 2021, the Company had no obligation for future lease payments under non-cancelable operating leases. However, the Company has entered into two agreements described below related to its cryptocurrency mining operations pursuant to which the Company’s sole obligation is to pay monthly a contractual rate per kilowatt hour of electricity consumed.

PetaWatt Power Purchase Agreement

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

Lease, Hosting, and Energy Services Agreement

On May 7, 2021, the Company and PetaWatt entered into a Lease, Hosting and Energy Services Agreement for the Carthage, New York facility for a period of 36 months. The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement may also be expanded to include up to 7 mobile mining containers. The Company made a prepayment of $300,000 upon signing the agreement, to be drawn down with monthly invoices submitted to the Company by PetaWatt. As of September 30, 2021 and June 30, 2021, the remaining prepayment balance was $53,376 and $193,870, respectively, which amount were included in prepaid expenses and other current assets in the accompanying balance sheet.

Compute North Purchase and Hosting Agreement

On March 8, 2021, the Company and Compute North LLC (“Compute North”) entered into a Master Agreement for the colocation and management of the Company’s cryptocurrency mining operations. The Company submits Order Forms to Compute North to determine the location of the hosted facilities, the number of cryptocurrency miners, the term of the services provided and the contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement also provides the Company the option to purchase cryptocurrency mining equipment from Compute North. The initial Order form was for 425 miners in Kearney, Nebraska for a term of 3 years and 250 miners in Savoy, Texas for a term of 3 years. The parties subsequently consolidated the cryptocurrency mining operations in the Kearney, Nebraska facility. The Company’s ongoing obligation under the agreement to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. Nebraska operations commenced in September 2021.

Equipment Purchase Agreements

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

As of September 30, 2021 and June 30, 2021, the Company had paid a total of $9,459,265 and $7,663,265 in equipment deposits, respectively, including $8,229,453 and $6,554,190 paid to Bitmain under the Bitmain Agreement (net of Wattum reimbursements and deliveries of equipment). As of September 30, 2021, the first shipment of 398 miners had been delivered by Bitmain to the Company, Wattum and a customer of the Company.

Canaan Convey Purchase

As of September 30, 2021 and June 30, 2021, the Company prepaid $1,134,978 and $990,000, respectively to Canaan Convey Co. LTD (“Canaan Convey”) for the purchase of 250 cryptocurrency miners and freight and custom charges. As of September 30, 2021, the 250 miners had not been delivered to the Company by Canaan Convey.

RECENTLY ISSUED ACCOUNTING POLICIES

There were no new accounting pronouncements issued or proposed by the FASB during the three months ended September 30, 2021 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

1.

As of September 30, 2021, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2021, due to the inherent challenge of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of September 30, 2021, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2021, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. The risks identified in these risk factors could materially affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2021, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below.

Date	Title and Amount	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

July 1, 2021	Issuance of 8,000,000 shares of common stock for consulting services (1)	Graphene Holdings, Inc.	NA	$5,480,000 / NA

August 16, 2020	Issuance of 2,473,700 shares of common stock for conversion of 24,737 shares of Series B preferred stock (2)	Steve Rubakh	NA	$NA / NA

(1) Non-cash compensation valued at the closing market price of the Company’s common stock.

(2) Conversion valued at the par value of the common stock issued.

All of the securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS

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

______

* Filed herewith.

**This certification is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED VENTURES, INC.

Dated: November 12, 2021	By:	/s/ Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

