Form 10-Q
period 2021-12-31
INTEGRATED VENTURES, INC.
filed 2022-02-11
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value per share, was 205,146,592 as of February 11, 2022.

INTEGRATED VENTURES, INC.

FORM 10-Q

DECEMBER 31, 2021

2

PART I - FINANCIAL INFORMATION

3

Integrated Ventures, Inc.

Condensed Balance Sheets

	December 31, 2021	June 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$155,729	$2,097,537
Prepaid expenses and other current assets	14,676	197,620
Total current assets	170,405	2,295,157

Non-current assets:
Equipment deposits	5,464,151	7,663,265
Property and equipment, net of accumulated depreciation and amortization of $1,246,296 and $521,416 as of December 31, 2021 and June 30, 2021, respectively	10,066,751	3,159,523
Digital currencies	460,487	245,320
Deposits	700	700
Total assets	$16,162,494	$13,363,965

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,036	$27,259
Accrued preferred stock dividends	460,955	193,933
Accrued expenses	1,298	4,381
Due to related party	22,416	29,357
Notes payable	-	19,153
Total current liabilities	586,705	274,083
Total liabilities	586,705	274,083

Mezzanine:
Series C preferred stock, $0.001 par value, (3,000 shares authorized, 1,125 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively)	1,125,000	1,125,000
Series D preferred stock, $0.001 par value, (4,000 shares authorized, 3,000 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively)	3,000,000	3,000,000

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively)	500	500
Series B preferred stock, $0.001 par value, (1,000,000 shares authorized, 752,633 and 727,370 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively)	753	727
Common stock, $0.001 par value, (750,000,000 shares authorized, 205,146,592 and 194,487,662 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively)	205,147	194,488
Common stock payable	-	5,480,000
Additional paid-in capital	55,755,311	48,365,263
Accumulated deficit	(44,510,922)	(45,076,096)
Total stockholders’ equity	11,450,789	8,964,882
Total liabilities, mezzanine and stockholders’ equity	$16,162,494	$13,363,965

See Notes to Condensed Financial Statements

Integrated Ventures, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Revenues:
Cryptocurrency mining	$2,076,298	$135,888	$3,116,369	$203,225
Sales of cryptocurrency mining equipment	471,593	46,232	1,346,610	61,122
Total revenues	2,547,891	182,120	4,462,979	264,347

Cost of revenues	811,398	163,046	1,884,341	352,057

Gross profit (loss)	1,736,493	19,074	2,578,638	(87,710)

Operating expenses:
General and administrative	2,068,358	92,028	2,279,737	191,745

Total operating expenses	2,068,358	92,028	2,279,737	191,745

Income (loss) from operations	(331,865)	(72,954)	298,901	(279,455)

Other income (expense):
Interest expense	(80)	(89,742)	(462)	(190,614)
Realized gain (loss) on sale of digital currencies	(189,240)	(34,277)	527,833	51,577
Gain on forgiveness of debt	5,924	-	5,924	-
Loss on disposition of property and equipment	-	-	-	(207,281)
Change in fair value of derivative liabilities	-	(3,110)	-	36,912

Total other income (expense)	(183,396)	(127,129)	533,295	(309,406)

Income (loss) before income taxes	(515,261)	(200,083)	832,196	(588,861)

Provision for income taxes	-	-	-	-

Net income (loss)	$(515,261)	$(200,083)	$832,196	$(588,861)

Preferred stock dividends	(135,513)	-	(267,022)	-

Net income (loss) attributable to shareholders	$(650,774)	$(200,083)	$565,174	$(588,861)

Net income (loss) per common share attributable to shareholders:
Basic	$(0.00)	$(0.00)	$0.00	$(0.01)
Diluted	$(0.00)	$(0.00)	$0.00	$(0.01)

Weighted average number of common shares outstanding:
Basic	205,007,669	124,303,416	204,309,169	118,144,763
Diluted	205,007,669	124,303,416	291,226,881	118,144,763

See Notes to Condensed Financial Statements

Integrated Ventures, Inc.

Condensed Statement of Stockholders’ Equity

Six Months Ended December 31, 2021

(Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total

Balance, June 30, 2021	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	727,370	$727	194,487,662	$194,488	$5,480,000	$48,365,263	$(45,076,096)	$8,964,882

Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(24,737)	(24)	2,473,700	2,474	-	(2,450)	-	-

Issuance of common stock for services	-	-	-	-	-	-	-	-	185,230	185	-	40,548	-	40,733

Issuance of common shares for common stock payable	-	-	-	-	-	-	-	-	8,000,000	8,000	(5,480,000)	5,472,000	-	-

Series B preferred stock issued for related party compensation	-	-	-	-	-	-	50,000	50	-	-	-	1,879,950	-	1,880,000

Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(267,022)	(267,022)

Net income	-	-	-	-	-	-	-	-	-	-	-	-	832,196	832,196

Balance, December 31, 2021	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	752,633	$753	205,146,592	$205,147	$-	$55,755,311	$(44,510,922)	$11,450,789

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

See Notes to Condensed Financial Statements

Integrated Ventures, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$832,196	$(588,861)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	724,880	177,792
Series B preferred stock issued for related party stock-based compensation	1,880,000	-
Common stock issued for services	40,733	-
Realized gain on sale of digital currencies	(527,833)	(51,577)
Gain on forgiveness of debt	(5,924)	-
Change in fair value of derivative liabilities	-	(36,912)
Amortization of debt discount	-	166,031
Loss on disposition of property and equipment	-	207,281
Changes in assets and liabilities:
Digital currencies	(3,116,369)	(219,853)
Prepaid expenses and other current assets	182,944	-
Accounts payable	(33,086)	(84,986)
Accrued expenses	(3,083)	22,390
Due to related party	(6,941)	(13,252)
Net cash used in operating activities	(32,483)	(421,947)

Cash flows from investing activities:
Increase in equipment deposits	(5,426,212)	-
Net proceeds from the sale of digital currencies	5,421,314	3,243,219
Purchase of digital currencies	(1,884,416)	(2,939,468)
Purchase of property and equipment	(6,782)	(381,243)
Net cash used in investing activities	(1,896,096)	(77,492)

Cash flows from financing activities:
Repayment of notes payable	(13,229)	(17,184)
Proceeds from convertible notes payable	-	563,000
Net cash provided by (used in) financing activities	(13,229)	545,816

Net increase (decrease) in cash	(1,941,808)	46,377
Cash, beginning of period	2,097,537	6,675
Cash, end of period	$155,729	$53,052

(Continued)

See Notes to Condensed Financial Statements

Integrated Ventures, Inc.
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended December 31,
	2021	2020

Supplemental disclosure of cash flow information:
Cash paid for interest	$462	$-
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Equipment deposits transferred to property and equipment	$7,625,326	$-
Accrued preferred stock dividends	267,022	-
Conversion of Series B preferred shares for common shares	2,474	-
Common shares issued for common stock payable	5,480,000	-
Debt discount for derivative liabilities	-	258,460
Common shares issued in conversion of debt	-	362,936
Settlement of derivative liabilities	-	141,749
Notes payable issued for property and equipment	-	57,822
Property and equipment purchased with digital securities	-	4,178

See Notes to Condensed Financial Statements

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2021

(Unaudited)

1. ORGANIZATION BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended December 31, 2021 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2022. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 filed on September 24, 2021 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Digital Currencies

Digital currencies consist mainly of Bitcoin, Litecoin, ZCash and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies purchased for short-term investment and trading purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update (“ASU”) No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations. The Company had realized losses on sale of digital currencies of $189,240 and $34,277 in the three months ended December 31, 2021 and 2020, respectively, and realized gains on sale of digital currencies of $527,833 and $51,577 in the six months ended December 31, 2021 and 2020, respectively. Cryptocurrency mining revenues were $2,076,298 and $135,888 in the three months ended December 31, 2021 and 2020, respectively, and $3,116,369 and $203,225 in the six months ended December 31, 2021 and 2020, respectively.

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

Derivatives

As of December 31, 2021, and June 30, 2021, the Company had no derivative liabilities.

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. If the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the periods ended December 31, 2021 and 2020.

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

The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin, Litecoin, ZCash and Ethereum. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives digital currencies, net of applicable network fees, which are recorded as revenue using the closing U.S. dollar price of the related cryptocurrency on the date of receipt. Expenses associated with running the cryptocurrency mining operations, such as equipment depreciation, rent, operating supplies, utilities and monitoring services are recorded as cost of revenues.

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

Income Taxes

The Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2021, tax years 2015 through 2021 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in-the-money” stock options and warrants using the treasury stock method, convertible debt, and convertible preferred stock, were exercised or converted into common stock. Equivalent shares are not utilized when the effect is anti-dilutive. For the three months ended December 31, 2021 and 2020, and the six months ended December 31, 2020, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

The common shares used in the computation of basic and diluted net income per share for the six months ended December 31, 2021 are reconciled as follows:

Weighted average number of shares outstanding – basic	204,309,169
Dilutive effect of convertible preferred stock	86,917,712
Weighted average number of shares outstanding – diluted	291,226,881

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the FASB during the six months ended December 31, 2021, and through the date of filing this report which the Company believes will have a material impact on its financial statements.

Concentrations

During the six months ended December 31, 2021, one customer accounted for 65% of sales of cryptocurrency mining equipment and 20% of total revenues.

During the six months ended December 31, 2021, substantially all cryptocurrency mining equipment, including those units with costs included in equipment deposits as of December 31, 2021, was purchased from one supplier.

Reclassifications

Certain amounts in the financial statements for prior year periods have been reclassified to conform to the presentation for the current year periods.

3. GOING CONCERN

Prior to the six months ended December 31, 2021, the Company has reported recurring net losses from operations and used net cash in operating activities. As of December 31, 2021, the Company had an accumulated deficit of $44,510,922. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2021	June 30, 2021

Cryptocurrency mining equipment	$11,289,899	$3,664,573
Furniture and equipment	23,148	16,366

Total	11,313,047	3,680,939
Less accumulated depreciation and amortization	(1,246,296)	(521,416)

Net	$10,066,751	$3,159,523

Depreciation and amortization expense, included in cost of revenues, for the three months ended December 31, 2021 and 2020 was $424,025 and $67,220, respectively, and $724,880 and $177,792 for the six months ended December 31, 2021 and 2020, respectively.

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

As of December 31, 2021, and June 30, 2021, equipment deposits totaled $5,464,151 and $7,663,265, respectively, including $5,301,441 and $6,554,190 paid to Bitmain under the Bitmain Agreement (net of Wattum reimbursements and deliveries of equipment). As of December 31, 2021, 5 of the 12 shipments totaling 1,979 miners had been delivered by Bitmain to the Company, Wattum and a customer of the Company.

Canaan Convey Purchase

As of June 30, 2021, the Company prepaid $990,000 to Canaan Convey Co. LTD (“Canaan Convey”) for the purchase of 250 cryptocurrency miners and freight and custom charges. As of December 31, 2021, the 250 miners had been delivered to the Company by Canaan Convey.

Mobile Storage Containers

As of December 31, 2021, equipment deposits included $125,000 for the purchase and shipping of two mobile storage containers, which were delivered to the Company in January 2022.

Sale of Miners

During the six months ended December 31, 2021, the Company sold 95 miners from the first Bitmain shipment to a non-related party for $875,017 and sold 107 other miners to non-related parties for a total of $471,593.

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

Effective April 1, 2021, the Company entered a four-year employment contract with Steve Rubakh establishing annual salary at $250,000 with a quarterly bonus of $50,000 or 5,000 shares of Series B preferred stock, as determined by the Board of Directors. Quarterly bonuses of $25,000 and $50,000 were approved by the Board of Directors for the three months ended December 31, 2021 and September 30, 2021, respectively. Annual salary for Mr. Rubakh was $150,000 prior to April 1, 2021.

In October 2021, the Company issued to Mr. Rubakh 50,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $1,880,000, using the closing market price of the Company’s common stock on the date of issuance. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in general and administrative expenses in the accompanying statements of operations.

Total compensation expense included in general and administrative expenses was $87,500 and $37,500 for the three months ended December 31, 2021 and 2020, respectively, and $200,000 and $75,000 for the six months ended December 31, 2021 and 2020, respectively. Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $22,416 and $29,357 as of December 31, 2021 and June 30, 2021, respectively.

In August 2021, Mr. Rubakh converted 24,737 shares of Series B preferred stock into 2,473,700 shares of common stock in a transaction recorded at the par value of the shares.

7. NOTES PAYABLE

With an effective date of April 20, 2020, a loan to the Company was approved under the terms and conditions of the Paycheck Protection Program (“PPP”) of the United States Small Business Administration (“SBA”) and the CARES Act (2020) (H.R. 748) (15 U.S.C. 636 et seq.) (the “Act”) in the amount of $7,583. The loan matures 24 months from inception, bears interest at 1% and had a balance of $7,583 as of June 30, 2021. In November 2021, the Company made principal payments totaling $1,659. In December 2021, the remaining principal balance of $5,924 was forgiven pursuant to the provisions of the Act, and the Company recorded a gain of forgiveness of debt for this amount.

In August and September 2020, the Company entered into two agreements for the purchase of digital mining equipment with Wattum Management Inc. resulting in two promissory notes in the principal amounts of $17,822 and $40,000. The notes were secured by the equipment purchased and bore interest at 10%.

The $17,822 note was payable in twelve equal consecutive monthly installments of $1,567 and matured in September 2021. The note had a principal balance of $0 and $6,947 as of December 31, 2021 and June 30, 2021, respectively.

The $40,000 note was payable in twelve equal consecutive monthly installments of $3,516 and matured in August 2021. The note had a principal balance of $0 and $4,623 as of December 31, 2021 and June 30, 2021, respectively.

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

Each share of the Series C preferred stock is entitled to receive cumulative dividends of 12% per annum, payable monthly and accruing and compounding daily from the date of issuance of the shares. Dividends may be paid in cash or in shares of Series C preferred stock at the discretion of the Company. As of December 31, 2021 and June 30, 2021, the Company accrued Series C preferred stock dividends of $134,430 and $61,098, respectively.

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

As of December 31, 2021, and June 30, 2021, 1,125 shares of Series C preferred stock were issued and outstanding and recorded at stated value as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

Each share of the Series D preferred stock is entitled to receive cumulative dividends of 12% per annum, payable monthly and accruing and compounding daily from the date of issuance of the shares. Dividends may be paid in cash or in shares of Series D preferred stock at the discretion of the Company. As of December 31, 2021 and June 30, 2021, the Company accrued Series D preferred stock dividends of $626,525 and $132,835, respectively.

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

As of December 31, 2021, and June 30, 2021, 3,000 shares of Series D preferred stock were issued and outstanding and recorded as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

9. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

On January 25, 2019, the Board of Directors of the Company approved a resolution to increase the number of authorized preferred shares to 20,000,000 shares.

Series A Preferred Stock

In March 2015, the Company filed with the State of Nevada a Certificate of Designation establishing the designations, preferences, limitations, and relative rights of 1,000,000 shares of the Company’s Series A preferred stock. Holders of the Series A preferred stock have the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of Series A preferred stock. The shares of Series A preferred stock are not convertible into shares of common stock.

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of December 31, 2021 and June 30, 2021, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

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

The Company had 752,633 and 727,370 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively.

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

In October 2021, the Company issued to Mr. Rubakh 50,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $1,880,000, using the closing market price of the Company’s common stock of $0.37 on the date of issuance. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in general and administrative expenses in the accompanying statements of operations.

Common Stock

On January 25, 2019, the Board of Directors of the Company approved a resolution to increase the number of authorized common shares to 250,000,000. The Company had 205,146,592 and 194,487,662 common shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively.

During the six months ended December 31, 2021, the Company issued a total of 10,658,930 shares of its common stock: 2,473,700 shares issued in conversion of Series B preferred stock recorded at par value of $2,474; 8,000,000 shares for common stock payable of $5,480,000 and 185,230 shares for services valued at $40,733.

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

A summary of the Company’s warrants as of December 31, 2021, and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding as of June 30, 2021	41,000,000	$0.30
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable as of December 31, 2021	41,000,000	$0.30	4.22	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.17 as of December 31, 2021, which would have been received by the holders of in-the-money warrants had the holders exercised their warrants as of that date.

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Leases

As of December 31, 2021, the Company had no obligation for future lease payments under non-cancelable operating leases. However, the Company has entered into three agreements described below related to its crypto currency mining operations pursuant to which the Company’s sole obligation is to pay monthly a contractual rate per kilowatt hour of electricity consumed.

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

Lease, Hosting, and Energy Services Agreement

On May 7, 2021, the Company and PetaWatt entered into a Lease, Hosting and Energy Services Agreement for the Carthage, New York facility for a period of 36 months. The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement may also be expanded to include up to 7 mobile mining containers. The Company made a prepayment of $300,000 upon signing the agreement, to be drawn down with monthly invoices submitted to the Company by PetaWatt. As of December 31, 2021 and June 30, 2021, the remaining prepayment balance was $8,376 and $193,870, respectively, which amounts were included in prepaid expenses and other current assets in the accompanying balance sheet.

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

Tioga Property Lease and Power Purchase Agreement

On December 15, 2021, the Company and Tioga Holding, LLC entered into a Property Lease and Power Purchase Agreement for the use by the Company of facilities located in Tioga, Pennsylvania. The Company’s is obligated to pay a monthly base rent of $2,500 per month plus a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The term of the agreement is 36 months. Mining operations commenced in February 2022.

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Service Agreement

On January 25, 2022, the Company and Bitkern Consulting, Inc. (“Bitkern”) entered into a confidential Services Agreement for the Company’s Tioga, Pennsylvania mining operations. Bitkern is to provide management of schedules of deliveries of mining equipment; receive and install mining equipment; install mining software, as needed, and maintain the mining equipment after installation. The agreement shall remain in effect for an indefinite period until terminated by either party in accordance with terms of the agreement. The Company is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. Other costs of repairs and maintenance incurred by Bitkern, including materials and subcontractors, will be reimbursed by the Company.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that may cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2021and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

On November 22, 2017, we successfully launched our cryptocurrency operations, and revenues commenced from cryptocurrency mining operations and from sales of cryptocurrency mining equipment. As of December 31, 2021, the Company owned and operated a total of approximately 1,267 miners in two locations that mine Bitcoin, Litecoin, ZCash and Ethereum. In addition, as of December 31, 2021, the Company had approximately 1,979 miners with a delivered cost of $5,913,470 available for mining operations in a new Pennsylvania location. Management anticipates the Pennsylvania operations will commence the end of February 2022. As of December 31, 2021, the Company had paid deposits totaling $5,464,151 (net of Wattum reimbursements and deliveries) for additional miners and two mobile mining containers.

The Company’s forward looking business plan is focused on: (1) raising capital to purchase new mining equipment; (2) rotating and upgrading mining equipment; (3) expansion of power capacity; and (4) launching cryptocurrency mining operations in new locations.

Financial

As of December 31, 2021, we operated our cryptocurrency mining operations in two hosted facilities located in Carthage, New York and Kearney, Nebraska. The hosting and power purchase agreements for the two facilities require the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

Revenues from our cryptocurrency mining operations were $2,076,298 and $135,888 for the three months ended December 31, 2021 and 2020, respectively, and $3,116,369 and $203,225 for the six months ended December 31, 2021 and 2020, respectively. Revenues from the sales of cryptocurrency mining equipment were $471,593 and $46,232 for the three months ended December 31, 2021 and June 30, 2021, respectively, and $1,346,610 and $61,122 for the six months ended December 31, 2021 and June 30, 2021.

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations. We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale. We report realized gains and losses on the sales of cryptocurrencies net of transaction costs. As of December 31, 2021, our digital currencies at cost totaled $460,487 and were comprised of multiple denominations, primarily Bitcoin (BTC), Ethereum (ETH), Quant (QNT) and Avalanche (AVAX).

Historically, we have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable and preferred stock. During the six months ended December 31, 2021, we generated sufficient cash flow from operations and from the sale of digital currencies, and did not incur additional debt or issue securities for cash.

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

The Company, like many cryptocurrency mining operators, is currently operating at a non-profitable status following record historic runs in market prices of digital currencies. Market prices of digital currencies have not been high enough to cover the operating costs of mining companies, including significant power costs, escalating prices of mining equipment and high levels of equipment depreciation. The Company is addressing these operational challenges through considering alternative sources of power, further consolidation of facilities, and potential hosting arrangements. There can be no assurance that the Company will be successful in these efforts and attain profitable levels of operations.

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

To operate our digital currency mining facilities and to fund future operations, we must raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through further liquidation of our marketable securities, public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2021 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2020

Revenues

Our cryptocurrency mining revenues increased to $2,076,298 in the three months ended December 31, 2021 from $135,888 in the three months ended December 31, 2020 and increased to $3,116,369 in the six months ended December 31, 2021 from $203,225 in the six months ended December 31, 2020. This increase in revenues resulted primarily from higher prices of BTC and the Company’s successful efforts to raise capital to purchase more efficient and profitable mining equipment. In addition, we expanded our cryptocurrency mining operations to a second location in Kearney, Nebraska.

We also have revenues from the sale of cryptocurrency mining equipment that have been either newly purchased or refurbished for resale. Such sales totaled $471,593 and $46,232 in the three months ended December 31, 2021 and 2020, respectively, and totaled $1,346,610 and $61,122 in the six months ended December 31, 2021 and 2020, respectively. The increase in sales of equipment in the current year was due primarily to three sales of miners to non-related customers. Sales of equipment will fluctuate from period to period depending on equipment available to us to sell and the current retail demand for our model of cryptocurrency mining units.

Cost of Revenues

Cost of revenues was $811,398 and $163,046 in the three months ended December 31, 2021 and 2020, respectively, and $1,884,341 and $352,057 in the six months ended December 31, 2021 and 2020, respectively. The increase in cost of revenues in the current fiscal year is due primarily to: increased cryptocurrency mining revenues, expansion to two operating locations and increased depreciation and amortization expense. Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation and amortization, operating supplies, utilities, and consulting services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing or assembling the cryptocurrency mining units sold. We reported a gross profit on revenues of $1,736,493 and $19,074 in the three months ended December 31, 2021 and 2020, respectively. For the six months ended December 31, 2021 we reported a gross profit of $2,578,638 and reported a gross loss of $87,710 in the six months ended December 31, 2020. In prior year periods, we have reported a gross loss on revenues primarily due to lower revenues, high utility costs and a conservative, short useful life for mining equipment depreciation and amortization. Higher cryptocurrency mining revenues in the current year resulting from higher BTC market pricing, the implementation of more efficient mining equipment and the increase in the number of miners purchased also contributed to the gross profit on revenues.

Operating Expenses

Our general and administrative expenses increased to $2,068,358 in the three months ended December 31, 2021 from $92,028 in the three months ended December 31, 2020. Our general and administrative expenses increased to $2,279,737 in the six months ended December 31, 2021 from $191,745 in the six months ended December 31, 2020. The increase resulted primarily from: (1) increased executive compensation, including non-cash related party stock based compensation expense of $1,880,000, and (2) tech support to manage increased levels of cryptocurrency mining operations.

We incurred non-cash, related party stock-based compensation expense of $1,880,000 in the three months and six months ended December 31, 2021. In October 2021, the Company issued to Mr. Rubakh 50,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $1,880,000, using the closing market price of the Company’s common stock of $0.37 on the date of issuance. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock.

Other Income (Expense)

Our other income (expense) was comprised of the following:

	Three Months Ended December 31		Six Months Ended December 31, 2021
	2021	2020	2021	2020
Interest expense	$(80)	$(89,742)	$(462)	$(190,614)
Realized gain (loss) on sale of digital currencies	(189,240)	(34,277)	527,833	51,577
Gain on forgiveness of debt	5,924	-	5,924	-
Loss on disposition of property and equipment	-	-	-	(207,281)
Change in fair value of derivative liabilities	-	(3,110)	-	36,912

Total other income (expense)	$(183,396)	$(127,129)	$533,295	$(309,406)

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

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations. In addition to the currencies received as compensation for our mining services, during the six months ended December 31, 2021, we purchased various digital currencies totaling $1,884,416 and converted currencies from one denomination to another based on our assessment of market conditions for each respective currency. The market values of individual currency denominations continually fluctuate, and the fluctuations may be material from day to day. During the six months ended December 31, 2021, we received total proceeds of $5,421,314 from the sale of digital currencies and incurred transactions fees totaling $107,863, which were deducted from the gain realized of $635,696. During the six months ended December 31, 2020, we received total proceeds of $3,243,219 from the sale of digital currencies and incurred transactions fees totaling $77,624, which were deducted from the gain realized of $129,201. We realized a loss on sale of digital currencies of $189,240 and $34,277 in the three months ended December 31, 2021 and 2020, respectively, and realized a gain on sale of digital currencies of $527,833 and $51,577 in the six months ended December 31, 2021 and 2020, respectively.

In April 2020, the Company received loan proceeds of $7,583 under the terms and conditions of the Paycheck Protection Program (“PPP”). The loan was to mature 24 months from inception and bore interest at 1% per annum. In November 2021, the Company made PPP loan principal payments totaling $1,659. In December 2021, the remaining principal balance of $5,924 was forgiven pursuant to the provisions of the Act, and the Company recorded a gain of forgiveness of debt for this amount in the three months and six months ended December 31, 2021. No gain on forgiveness of debt was reported for the three and six months ended December 31, 2020.

During the six months ended December 31, 2020, we disposed of and wrote off non-serviceable, defective mining equipment with a net book value of $207,281. The equipment disposed of was replaced with new, more efficient mining equipment. We reported no loss on disposition of property and equipment during the three months ended December 31, 2021 and 2020 and the six months ended December 31, 2021.

During the year ended June 30, 2021, all convertible notes payable and other equity instruments with provisions identified as derivatives were extinguished through conversion to common shares and all related derivative liabilities were settled. As a result, we reported no gain or loss from change in fair value of derivative liabilities in the three months and six months ended December 31, 2021. In the three months ended December 31, 2020, we reported a loss from change in fair value of derivative liabilities of $3,110 and reported a gain from change in fair value of derivative liabilities of $36,912 in the six months ended December 31, 2020. We estimate the fair value of the derivatives associated with our convertible debt, options, warrants and other contracts using, as applicable, either the Black-Scholes pricing model or multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. Since these inputs are subject to significant changes from period to period and to management’s judgment, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Net Income (Loss)

As a result, we reported net losses of $515,261 and $200,083 in the three months ended December 31, 2021 and 2020, respectively. We reported net income of $832,196 in the six months ended December 31, 2021 and a net loss of $588,861 in the six months ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of December 31, 2021, we had total current assets of $170,405, including cash of $155,729 and prepaid expenses and other current assets of $14,676. As of December 31, 2021, we had total current liabilities of $586,955, including accrued preferred stock dividends of $460,955. We had total stockholders’ equity of $11,450,789 as of December 31, 2021 compared to total stockholders’ equity of $8,964,882 as of June 30, 2021.

Sources and Uses of Cash

We used net cash of $32,483 in operating activities in the six months ended December 31, 2021 as a result of non-cash gains of $533,757, increase in digital currencies of $3,116,369 and decreases in accounts payable of $33,086, accrued expenses of $3,083 and due to related party of $6,941, partially offset by our net income of $832,196, non-cash expenses totaling $2,645,613 and decrease in prepaid expenses and other current assets of $182,944.

We used net cash in operations of $421,947 in the six months ended December 31, 2020 as a result of our net loss of $588,861, non-cash gains totaling $88,489, increases in digital currencies of $219,853 and decreases in accounts payable of $84,986 and due to related party of $13,252, partially offset by non-cash expenses totaling $551,104 and increase in accrued expenses of $22,390.

During the six months ended December 31, 2021, we used net cash in investing activities of $1,896,096, comprised of the increase in equipment deposits of $5,426,212, purchase of digital currencies of $1,884,416 and purchase of property and equipment of $6,782, partially offset by net proceeds from the sale of digital currencies of $5,421,314. We transferred mining equipment with a total cost of $7,625,326 from equipment deposits to property and equipment during the six months ended December 31, 2021.

During the six months ended December 31, 2020, we used net cash in investing activities of $77,492, comprised of the purchase of digital currencies of $2,939,468 and the purchase of property and equipment of $381,243, partially offset by proceeds from the sale of digital currencies of $3,243,219.

During the six months ended December 31, 2021, we used net cash in financing activities of $13,229, comprised of repayment of notes payable.

During the six months ended December 31, 2020, we had net cash provided by financing activities of $545,816 comprised of proceeds from convertible notes payable of $563,000, partially offset by repayment of notes payable of $17,184.

We must raise additional funds to successfully operate our digital currency mining operations, purchase equipment and expand our operations to multiple facilities. The Company may need to: (1) borrow money from shareholders; (2) issue debt or equity or (3) or enter a strategic financial arrangement with a third party. There can be no assurance that additional capital will be available to us.

Going Concern

Prior to the six months ended December 31, 2021, the Company has reported recurring net losses from operations and used net cash in operating activities. As of December 31, 2021, the Company had an accumulated deficit of $44,510,922. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Digital Currencies

Digital currencies consist mainly of Bitcoin, Litecoin, ZCash and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies purchased for short-term investment and trading purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update (“ASU”) No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations. The Company had realized losses on sale of digital currencies of $189,240 and $34,277 in the three months ended December 31, 2021 and 2020, respectively and realized gains on sale of digital currencies of $527,833 and $51,577 in the six months ended December 31, 2021 and 2020, respectively. Cryptocurrency mining revenues were $2,076,298 and $135,888 in the three months ended December 31, 2021 and 2020, respectively, and $3,116,369 and $203,225 in the six months ended December 31, 2021 and 2020, respectively.

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

Derivatives

As of December 31, 2021, and June 30, 2021, the Company had no derivative liabilities.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the periods ended December 31, 2021 and 2020.

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

Other Agreements

On January 25, 2022, the Company and Bitkern Consulting, Inc. (“Bitkern”) entered into a confidential Services Agreement for the Company’s Tioga, Pennsylvania mining operations. Bitkern is to: provide management of schedules of deliveries of mining equipment; receive and install mining equipment; install mining software, as needed, and maintain the mining equipment after installation. The agreement shall remain in effect for an indefinite period until terminated by either party in accordance with terms of the agreement. The Company is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. Other costs of repairs and maintenance incurred by Bitkern, including materials and subcontractors, will be reimbursed by the Company.

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

Lease, Hosting, and Energy Services Agreement

On May 7, 2021, the Company and PetaWatt entered into a Lease, Hosting and Energy Services Agreement for the Carthage, New York facility for a period of 36 months. The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement may also be expanded to include up to 7 mobile mining containers. The Company made a prepayment of $300,000 upon signing the agreement, to be drawn down with monthly invoices submitted to the Company by PetaWatt. As of December 31, 2021 and June 30, 2021, the remaining prepayment balance was $8,376 and $193,870, respectively, which amounts were included in prepaid expenses and other current assets in the accompanying balance sheet.

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

Tioga Property Lease and Power Purchase Agreement

On December 15, 2021, the Company and Tioga Holding, LLC (“Tioga”) entered into a Property Lease and Power Purchase Agreement. Under the agreement, the Company will lease 12,134 square feet of aa building in Tioga, Pennsylvania (“Premises”). The term of the agreement is 36 months ending on December 15, 2024. The Company has right to terminate the agreement under certain circumstances, and may assign or sublet the Premises if Tioga provides prior written consent. The Company is to pay a base rent of $2,500 plus a monthly contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. Mining operations commenced in February 2022. This agreement is qualified in its entirety by the agreement attached as an exhibit hereto and is incorporated herein by reference.

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

As of December 31, 2021, and June 30, 2021, equipment deposits totaled $5,464,151 and $7,663,265, respectively, including $5,301,441 and $6,554,190 paid to Bitmain under the Bitmain Agreement (net of Wattum reimbursements and deliveries of equipment). As of December 31, 2021, 5 of the 12 shipments totaling 1,979 miners had been delivered by Bitmain to the Company, Wattum and a customer of the Company.

Canaan Convey Purchase

As of June 30, 2021, the Company prepaid $990,000 to Canaan Convey Co. LTD (“Canaan Convey”) for the purchase of 250 cryptocurrency miners and freight and custom charges. As of December 31, 2021, the 250 miners had been delivered to the Company by Canaan Convey.

Mobile Storage Containers

As of December 31, 2021, equipment deposits included $125,000 for the purchase and shipping of two mobile storage containers, which were delivered to the Company in January 2022.

RECENTLY ISSUED ACCOUNTING POLICIES

There were no new accounting pronouncements issued or proposed by the FASB during the six months ended December 31, 2021, and through the date of filing this report which the Company believes will have a material impact on its financial statements.

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

1.

As of December 31, 2021, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2021, due to the inherent challenge of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of December 31, 2021, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2021, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below.

Date	Title and Amount	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

December 8, 2021	Issuance of 185,230 shares of common stock for consulting services (1)	Richard Brown		$40,733 / N/A

(1)	Non-cash compensation valued at the closing market price of the Company’s common stock.

All of the securities discussed in this Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS

(a) Exhibits.

Exhibit Number	Exhibit Description
10.1	Property Lease and Power Purchase Agreement between the Company and Tioga Holding, LLC dated as of December 15, 2021*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

______________

* Filed herewith.

**This certification is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED VENTURES, INC.

Dated: February 11, 2022	By:	/s/ Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

