Form 10-Q
period 2022-03-31
INTEGRATED VENTURES, INC.
filed 2022-05-13
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value per share, was 205,246,592 as of May 13, 2022.

INTEGRATED VENTURES, INC.

FORM 10-Q

MARCH 31, 2022

2

PART I - FINANCIAL INFORMATION

3

Integrated Ventures, Inc.

Condensed Balance Sheets

	March 31, 2022	June 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$40,729	$2,097,537
Prepaid expenses and other current assets	2,500	197,620
Total current assets	43,229	2,295,157

Non-current assets:
Equipment deposits	4,984,457	7,663,265
Property and equipment, net of accumulated depreciation and amortization of $1,630,180 and $521,416 as of March 31, 2022 and June 30, 2021, respectively	10,820,658	3,159,523
Digital currencies	300,403	245,320
Deposits	700	700
Total assets	$16,149,447	$13,363,965

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$107,068	$27,259
Accrued preferred stock dividends	600,595	193,933
Accrued expenses	1,428	4,381
Due to related party	78,212	29,357
Notes payable	-	19,153
Total current liabilities	787,303	274,083
Total liabilities	787,303	274,083

Mezzanine:
Series C preferred stock, $0.001 par value, (3,000 shares authorized, 1,125 shares issued and outstanding as of March 31, 2022 and June 30, 2021 respectively)	1,125,000	1,125,000
Series D preferred stock, $0.001 par value, (4,000 shares authorized, 3,000 shares issued and outstanding as of March 31, 2022 and June 30, 2021 respectively)	3,000,000	3,000,000

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of March 31, 2022 and June 30, 2021 respectively)	500	500
Series B preferred stock, $0.001 par value, (1,000,000 shares authorized, 752,633 and 727,370 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively)	753	727
Common stock, $0.001 par value, (750,000,000 shares authorized,
205,146,592 and 194,487,662 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively)	205,147	194,488
Common stock payable	-	5,480,000
Additional paid-in capital	55,755,311	48,365,263
Accumulated deficit	(44,724,567)	(45,076,096)
Total stockholders’ equity	11,237,144	8,964,882
Total liabilities, mezzanine and stockholders’ equity	$16,149,447	$13,363,965

See Notes to Condensed Financial Statements

Integrated Ventures, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Revenues:
Cryptocurrency mining	$964,319	$682,706	$4,080,688	$885,931
Sales of cryptocurrency mining equipment	-	14,099	1,346,610	75,221
Related party sales of cryptocurrency mining equipment	467,500	-	467,500	-
Total revenues	1,431,819	696,805	5,894,798	961,152

Cost of revenues	1,124,327	266,897	3,008,668	618,954

Gross profit	307,492	429,908	2,886,130	342,198

Operating expenses:
General and administrative	118,687	16,718,665	2,398,424	16,910,410

Total operating expenses	118,687	16,718,665	2,398,424	16,910,410

Income (loss) from operations	188,805	(16,288,757)	487,706	(16,568,212)

Other income (expense):
Interest expense	(53)	(239,435)	(515)	(430,049)
Realized gain (loss) on sale of digital currencies	(215,758)	54,920	312,075	106,497
Gain on forgiveness of debt	-	-	5,924	-
Loss on disposition of property and equipment	(46,999)	-	(46,999)	(207,281)
Change in fair value of derivative liabilities	-	(113,599)	-	(76,687)

Total other income (expense)	(262,810)	(298,114)	270,485	(607,520)

Income (loss) before income taxes	(74,005)	(16,586,871)	758,191	(17,175,732)

Provision for income taxes	-	-	-	-

Net income (loss)	$(74,005)	$(16,586,871)	758,191	$(17,175,732)

Preferred stock dividends	(139,640)	-	(406,662)	-

Net income (loss) attributable to shareholders	$(213,645)	$(16,586,871)	$351,529	$(17,175,732)

Net income (loss) per common share attributable to shareholders:
Basic	$(0.00)	$(0.11)	$0.00	$(0.13)
Diluted	$(0.00)	$(0.11)	$0.00	$(0.13)

Weighted average number of common shares outstanding:
Basic	205,146,592	154,411,932	204,584,234	130,057,332
Diluted	205,146,592	154,411,932	291,501,946	130,057,332

See Notes to Condensed Financial Statements

Integrated Ventures, Inc.

Condensed Statement of Stockholders’ Equity

Nine Months Ended March 31, 2022

(Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total

Balance, June 30, 2021	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	727,370	$727	194,487,662	$194,488	$5,480,000	$48,365,263	$(45,076,096)	$8,964,882

Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(24,737)	(24)	2,473,700	2,474	-	(2,450)	-	-

Issuance of common stock for services	-	-	-	-	-	-	-	-	185,230	185	-	40,548	-	40,733

Issuance of common shares for common stock payable	-	-	-	-	-	-	-	-	8,000,000	8,000	(5,480,000)	5,472,000	-	-

Series B preferred stock issued for related party compensation	-	-	-	-	-	-	50,000	50	-	-	-	1,879,950	-	1,880,000

Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(406,662)	(406,662)

Net income	-	-	-	-	-	-	-	-	-	-	-	-	758,191	758,191

Balance, March 31, 2022	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	752,633	$753	205,146,592	$205,147	$-	$55,755,311	$(44,724,567)	$11,237,144

See Notes to Condensed Financial Statements

Integrated Ventures, Inc.

Condensed Statement of Stockholders’ Equity

Nine Months Ended March 31, 2021

(Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2020	-	$-	-	$-	500,000	$500	430,000	$430	103,164,460	$103,165	$21,851,284	$(22,064,982)	$(109,603)

Issuance of common shares in conversion of convertible notes payable	-	-	-	-	-	-	-	-	52,723,031	52,723	947,146	-	999,869

Issuance of common shares for stock subscription	-	-	-	-	-	-	-	-	55,555	56	33,832	-	33,888

Issuance of common shares for services	-	-	-	-	-	-	-	-	216,616	217	24,043	-	24,260

Issuance of common shares for conversion of Series B preferred stock	-	-	-	-	-	-	(52,630)	(53)	5,263,000	5,262	(5,209)		-

Series B preferred stock issued for related party compensation	-	-	-	-	-	-	350,000	350	-	-	16,537,150	-	16,537,500

Issuance of Series C preferred stock for cash	1,125	1,125,000	-	-	-	-	-	-	-	-	-	-	-

Issuance of common stock as equity incentive for Series C preferred stock	-	-	-	-	-	-	-	-	3,000,000	3,000	381,100	(384,100)	-

Issuance of Series D preferred stock for cash	-	-	3,000	3,000,000	-	-	-	-	-	-	-	-	-

Settlement of derivative liabilities	-	-	-	-	-	-	-	-	-	-	466,093	-	466,093

Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	(66,311)	(66,311)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(17,175,732)	(17,175,732)

Balance, March 31, 2021	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	727,370	$727	164,422,662	$164,423	$40,235,439	$(39,691,125)	$709,964

See Notes to Condensed Financial Statements

Integrated Ventures, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$758,191	$(17,175,732)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,142,192	289,464
Series B preferred stock issued for related party stock-based compensation	1,880,000	16,537,500
Common stock issued for services	40,733	24,260
Realized gain on sale of digital currencies	(312,075)	(106,497)
Gain on forgiveness of debt	(5,924)	-
Loss on disposition of property and equipment	46,999	207,281
Change in fair value of derivative liabilities	-	76,687
Amortization of debt discount	-	404,387
Changes in assets and liabilities:
Digital currencies	(4,080,688)	(903,163)
Equipment deposits	1,005,462	-
Prepaid expenses and other current assets	195,120	(4,250)
Accounts payable	(41,369)	(42,840)
Accrued expenses	(2,953)	21,143
Due to related party	48,855	(65,737)
Net cash provided by (used in) operating activities	674,543	(737,497)

Cash flows from investing activities:
Increase in equipment deposits	(7,218,405)	(2,528,392)
Net proceeds from the sale of digital currencies	6,460,183	3,835,173
Purchase of digital currencies	(2,001,325)	(4,156,874)
Purchase of property and equipment	(28,575)	(975,574)
Proceeds from the sale of property and equipment	70,000	-
Net cash used in investing activities	(2,718,122)	(3,825,667)

Cash flows from financing activities:
Repayment of notes payable	(13,229)	(31,537)
Proceeds from the issuance of Series C preferred shares	-	1,125,000
Proceeds from the issuance of Series D preferred shares	-	3,000,000
Proceeds from convertible notes payable	-	563,000
Net cash provided (used in) by financing activities	(13,229)	4,656,463

Net increase (decrease) in cash	(2,056,808)	93,299
Cash, beginning of period	2,097,537	6,675
Cash, end of period	$40,729	$99,974

See Notes to Condensed Financial Statements

Integrated Ventures, Inc.
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended March 31,
	2022	2021

Supplemental disclosure of cash flow information:
Cash paid for interest	$515	$2,479
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Equipment deposits transferred to property and equipment	$8,891,751	$-
Accrued preferred stock dividends	406,662	66,311
Conversion of Series B preferred shares for common shares	2,474	5,263
Common shares issued for common stock payable	5,480,000	-
Debt discount for derivative liabilities	-	258,460
Common shares issued in conversion of debt	-	999,869
Common shares issued for stock subscription		33,888
Common shares issued for Series C preferred stock equity incentive		384,100
Settlement of derivative liabilities	-	466,093
Notes payable issued for property and equipment	-	57,822
Property and equipment purchased with digital securities	-	4,178

See Notes to Condensed Financial Statements

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2022

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended March 31, 2021 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2022. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2021 filed on September 24, 2021 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Digital Currencies

Digital currencies consist mainly of Bitcoin and Litecoin generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies purchased for short-term investment and trading purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations. The Company had realized losses on sale of digital currencies of $215,758 in the three months ended March 31, 2022 and realized gains on sale of digital currencies of $54,920 in the three months ended March 31, 2021 and $312,075 and $106,497 in the nine months ended March 31, 2022 and 2021, respectively. Cryptocurrency mining revenues were $964,319 and $682,706 in the three months ended March 31, 2022 and 2021, respectively, and $4,080,688 and $885,931 in the nine months ended March 31, 2022 and 2021, respectively.

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

During the three months ended March 31, 2022, we sold used mining equipment and realized a loss on the sale of $46,999. During the nine months ended March 31, 2021, we disposed of and wrote off non-serviceable, defective mining equipment with a net book value of $207,281 and wrote off its net book value of $207,281 to loss on disposition of property and equipment.

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

Derivatives

As of March 31, 2022, and June 30, 2021, the Company had no derivative liabilities.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the periods ended March 31, 2022 and 2021.

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

Income Taxes

For those periods where income before income taxes is reported in the accompanying condensed statements of operations, no provision for income taxes is provided due to the net operating loss carryforward of the Company.

The Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of March 31, 2022, tax years 2015 through 2021 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in-the-money” stock options and warrants using the treasury stock method, convertible debt, and convertible preferred stock, were exercised or converted into common stock. Equivalent shares are not utilized when the effect is anti-dilutive. For the three months ended March 31, 2022 and 2021 and the nine months ended March 31, 2021, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

The common shares used in the computation of basic and diluted net income per share for the nine months ended March 31, 2022 are reconciled as follows:

Weighted average number of shares outstanding – basic	204,584,234
Dilutive effect of convertible preferred stock	86,917,712
Weighted average number of shares outstanding – diluted	291,501,946

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the FASB during the nine months ended March 31, 2022 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

Concentrations

During the nine months ended March 31, 2022, one customer accounted for 67% of sales of cryptocurrency mining equipment and 21% of total revenues. A related party customer accounted for 26% of sales of cryptocurrency mining revenues and 8% of total revenues.

During the nine months ended March 31, 2022, substantially all cryptocurrency mining equipment, including those units with costs included in equipment deposits as of March 31, 2022, was purchased from one supplier.

Reclassifications

Certain amounts in the financial statements for prior year periods have been reclassified to conform to the presentation for the current year periods.

3. GOING CONCERN

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of March 31, 2022, the Company’s current liabilities exceeded its current assets by $744,074 and the Company had an accumulated deficit of $44,724,567. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2022	June 30, 2021

Cryptocurrency mining equipment	$12,242,863	$3,664,573
Furniture and equipment	207,975	16,366

Total	12,450,838	3,680,939
Less accumulated depreciation and amortization	(1,630,180)	(521,416)

Net	$10,820,658	$3,159,523

Depreciation and amortization expense, included in cost of revenues, for the three months ended March 31, 2022 and 2021 was $417,312 and $111,672, respectively, and $1,142,192 and $289,464 for the nine months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022, we sold used mining equipment and realized a loss on the sale of $46,999. During the nine months ended March 31, 2021, we disposed of and wrote off non-serviceable, defective mining equipment with a net book value of $207,281.

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

As of March 31 2022, and June 30, 2021, equipment deposits on the condensed balance sheets totaled $4,984,457 and $7,663,265, respectively, and were comprised of payments to Bitmain and other equipment vendors, net of Wattum reimbursements and the deliveries of equipment.  During the nine months ended March 31, 2022, equipment deposits paid to Bitmain, net of Wattum reimbursements, totaled $6,266,034.  As of March 31, 2022, 6 of the 12 shipments totaling 2,370 miners had been delivered by Bitmain to the Company, Wattum and two customers of the Company.

Canaan Convey Purchase

As of June 30, 2021, the Company prepaid $990,000 to Canaan Convey Co. LTD (“Canaan Convey”) for the purchase of 250 cryptocurrency miners and freight and custom charges. As of March 31, 2022, the 250 miners had been delivered to the Company by Canaan Convey.

Sale of Miners

In February 2022, the Company sold 95 miners to a non-related party for $875,017 and sold 55 miners to a related party for $467,500.

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

Total compensation expense included in general and administrative expenses was $67,500 and $37,500 for the three months ended March 31, 2022 and 2021, respectively, and $262,500 and $112,500 for the nine months ended March 31, 2022 and 2021, respectively. Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $78,212 and $29,357 as of March 31, 2022 and June 30, 2021, respectively.

In August 2021, Mr. Rubakh converted 24,737 shares of Series B preferred stock into 2,473,700 shares of common stock in a transaction recorded at the par value of the shares.

On December 15, 2021, the Company and Tioga Holding, LLC, a related party owned 50% by Mr. Rubakh (“Tioga”), entered into a Property Lease and Power Purchase Agreement for the use by the Company of facilities located in Tioga, Pennsylvania. The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The term of the agreement is 36 months. Full mining operations had not commenced as of March 31, 2022. In March 2022, the Company paid power expense of $8,400 to Tioga.

In February 2022, the Company sold to Tioga 55 miners from the Bitmain shipments (Note 5) for a total sales price of $467,500.

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

The $17,822 note was payable in twelve equal consecutive monthly installments of $1,567 and matured in September 2021. The note had a principal balance of $0 and $6,947 as of March 31, 2022 and June 30, 2021, respectively.

The $40,000 note was payable in twelve equal consecutive monthly installments of $3,516 and matured in August 2021. The note had a principal balance of $0 and $4,623 as of March 31, 2022 and June 30, 2021, respectively.

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

Each share of the Series C preferred stock is entitled to receive cumulative dividends of 12% per annum, payable monthly and accruing and compounding daily from the date of issuance of the shares. Dividends may be paid in cash or in shares of Series C preferred stock at the discretion of the Company. As of March 31, 2022 and June 30, 2021, the Company accrued Series C preferred stock dividends of $172,779 and $61,098, respectively.

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

As of March 31, 2022, and June 30, 2021, 1,125 shares of Series C preferred stock were issued and outstanding and recorded at stated value as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

Each share of the Series D preferred stock is entitled to receive cumulative dividends of 12% per annum, payable monthly and accruing and compounding daily from the date of issuance of the shares. Dividends may be paid in cash or in shares of Series D preferred stock at the discretion of the Company. As of March 31, 2022 and June 30, 2021, the Company accrued Series D preferred stock dividends of $427,816 and $132,835, respectively.

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

As of March 31, 2022, and June 30, 2021, 3,000 shares of Series D preferred stock were issued and outstanding and recorded as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

9. STOCKHOLDERS’ EQUITY

Preferred Stock

On January 25, 2019, the Board of Directors of the Company approved a resolution to increase the number of authorized preferred shares to 20,000,000 shares.

Series A Preferred Stock

In March 2015, the Company filed with the State of Nevada a Certificate of Designation establishing the designations, preferences, limitations, and relative rights of 1,000,000 shares of the Company's Series A preferred stock. Holders of the Series A preferred stock have the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of Series A preferred stock. The shares of Series A preferred stock are not convertible into shares of common stock.

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of March 31, 2022 and June 30, 2021, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

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

The Company had 752,633 and 727,370 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively.

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

Common Stock

On January 25, 2019, the Board of Directors of the Company approved a resolution to increase the number of authorized common shares to 250,000,000. The Company had 205,146,592 and 194,487,662 common shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively.

During the nine months ended March 31, 2022, the Company issued a total of 10,658,930 shares of its common stock: 2,473,700 shares issued in conversion of Series B preferred stock recorded at par value of $2,474; 8,000,000 shares for common stock payable of $5,480,000 and 185,230 shares for services valued at $40,733.

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

A summary of the Company’s warrants as of March 31, 2022, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding as of June 30, 2021	41,000,000	$0.30
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding and exercisable as of March 31, 2022	41,000,000	$0.30	3.97	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.115 as of March 31, 2022, which would have been received by the holders of in-the-money warrants had the holders exercised their warrants as of that date.

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Leases

As of March 31, 2022, the Company had no obligation for future lease payments under non-cancelable operating leases. However, the Company has entered into three agreements described below related to its crypto currency mining operations pursuant to which the Company’s sole obligation is to pay monthly a contractual rate per kilowatt hour of electricity consumed.

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

Lease, Hosting, and Energy Services Agreement

On May 7, 2021, the Company and PetaWatt entered into a Lease, Hosting and Energy Services Agreement for the Carthage, New York facility for a period of 36 months. The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement may also be expanded to include up to 7 mobile mining containers. The Company made a prepayment of $300,000 upon signing the agreement, to be drawn down with monthly invoices submitted to the Company by PetaWatt. As of March 31, 2022 and June 30, 2021, the remaining prepayment balance was $0 and $193,870, respectively, which amounts were included in prepaid expenses and other current assets in the accompanying balance sheet. Due to PetaWatt’s financial difficulties, the Company discontinued its cryptocurrency mining operations in New York and the agreement was terminated. All mining equipment had been shipped to Tioga, Pennsylvania as of March 11, 2022. The Company estimates these miners will be connected and placed into service in late May or early June 2022.

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

Tioga Property Lease and Power Purchase Agreement

On December 15, 2021, the Company and Tioga Holding, LLC, a related party, entered into a Property Lease and Power Purchase Agreement for the use by the Company of facilities located in Tioga, Pennsylvania. The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The term of the agreement is 36 months. Full mining operations had not commenced as of March 31, 2022.

Service Agreement

On January 25, 2022, the Company and Bitkern Consulting, Inc. (“Bitkern”) entered into a Services Agreement for the Company’s Tioga, Pennsylvania mining operations. Bitkern is to provide: management of schedules of deliveries of mining equipment; receive and install mining equipment; install mining software, as needed, and maintain the mining equipment after installation. The agreement shall remain in effect for an indefinite period until terminated by either party in accordance with terms of the agreement. The Company is to pay monthly a contractual rate of $0.005 per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. Other costs of repairs and maintenance incurred by Bitkern, including materials and subcontractors, will be reimbursed by the Company.

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Issuance of Common Stock

On April 27, 2022, the Company issued 100,000 common shares to a consultant for services valued at $5,210, based on the closing market price of the stock on that date.

Carthage, New York Operations

In March 2022, the Company discontinued its cryptocurrency mining operations in its Carthage, New York facility and transferred the mining equipment previously utilized in New York to its Tioga, Pennsylvania location. Subsequent to March 31, 2022, the Company continued the integration of the equipment to its Tioga facility and estimates these miners will be connected and placed into service in late May or early June 2022.

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

Important factors that may cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2021 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

On November 22, 2017, we successfully launched our cryptocurrency operations, and revenues commenced from cryptocurrency mining operations and from sales of cryptocurrency mining equipment. As of March 31, 2022 , the Company owned a total of approximately 2,122 miners in two locations, Kearney, Nebraska and Tioga, Pennsylvania. Under our contract with Bitmain, which expires in July 2022, we expect to receive an additional 800 miners. Due to PetaWatt’s financial difficulties, the Company has discontinued its cryptocurrency mining operations in New York. All mining equipment previously operating in New York has been relocated to Tioga, Pennsylvania. The Company estimates these miners and new Bitmain miners delivered to Tioga will be connected and placed into service late May or early June 2022. During the nine months ended March 31, 2022, the Company paid deposits totaling $6,266,034 (net of Wattum reimbursements) for additional miners.

The Company’s forward-looking business plan is focused on: (1) raising capital to purchase new mining equipment; (2) rotating and upgrading mining equipment; (3) expansion of power capacity; and (4) launching cryptocurrency mining operations in new locations.

Financial

As of March 31, 202, we operated our cryptocurrency mining operations in one hosted facility located in Kearney, Nebraska. We estimate the mining equipment previously used in New York and transferred to Tioga Pennsylvania and new mining equipment purchased and delivered to Tioga will be connected and placed into service sometime in May 2022. The hosting and power purchase agreements for the Nebraska and Pennsylvania facilities require the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement for the Pennsylvania facility is with a related party owned 50% by Steve Rubakh, our President and Chief Executive Officer.

Revenues from our cryptocurrency mining operations were $964,319 and $682,706 for the three months ended March 31, 2022 and 2021, respectively, and $4,080,688 and $885,931 for the nine months ended March 31, 2022 and 2021, respectively. Revenues from the sales of cryptocurrency mining equipment were $467,500 and $14,099 for the three months ended March 31, 2022 and 2021, respectively, and $1,814,110 and $75,221 for the nine months ended March 31, 2022 and 2021, respectively. Included in the sales of cryptocurrency mining equipment in the three and nine months ended March 31, 2022 were sales to a related party of $467,500.

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations. We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale. We report realized gains and losses on the sales of cryptocurrencies net of transaction costs. As of March 31, 2022, our digital currencies at cost totaled $300,403 and were comprised primarily of Bitcoin (BTC).

Historically, we have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable and preferred stock. During the nine months ended March 31, 2022, we generated sufficient cash flow from operations and from the sale of digital currencies, and did not incur additional debt or issue securities for cash.

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2021

Revenues

Our cryptocurrency mining revenues increased to $964,319 in the three months ended March 31, 2022 from $682,706 in the three months ended March 31, 2021 and increased to $4,080,688 in the nine months ended March 31, 2022 from $885,931 in the nine months ended March 31, 2021. On a year-to-date basis, this increase in revenues resulted primarily from higher prices of BTC and the Company’s successful efforts to raise capital to purchase more efficient and profitable mining equipment. In addition, we expanded our cryptocurrency mining operations to a second location in Kearney, Nebraska. However, our cryptocurrency mining revenues were negatively impacted in the current year periods due to the weakening of cryptocurrency markets during our second and third fiscal quarters and to the financial difficulties of PetaWatt Holdings, which resulted in the termination of our Carthage, New York mining operations.

We also have revenues from the sale of cryptocurrency mining equipment that have been either newly purchased or refurbished for resale. Such sales totaled $467,500 and $14,099 in the three months ended March 31, 2022 and 2021, respectively, and totaled $1,814,110 and $75,221 in the nine months ended March 31, 2022 and 2021, respectively. The increase in sales of equipment in the current year was due primarily to three sales of miners to non-related customers. Also included in the sales of cryptocurrency mining equipment in the three and nine months ended March 31, 2022 were sales to a related party of $467,500. Sales of equipment will fluctuate from period to period depending on equipment available to us to sell and the current retail demand for our model of cryptocurrency mining units.

Cost of Revenues

Cost of revenues was $1,124,327 and $266,897 in the three months ended March 31, 2022 and 2021, respectively, and $3,008,668 and $618,954 in the nine months ended March 31, 2022 and 2021, respectively. The increase in cost of revenues in the current fiscal year is due primarily to: increased cryptocurrency mining revenues, expansion to two operating locations and increased depreciation and amortization expense. Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation and amortization, operating supplies, utilities, and consulting services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing or assembling the cryptocurrency mining units sold. We reported a gross profit on revenues of $307,492 and $429,908 in the three months ended March 31, 2022 and 2021, respectively, and $2,886,130 and $342,198 in the six months ended March 31, 2022 and 2021, respectively. In prior year periods, we have reported a gross loss on revenues primarily due to lower revenues, high utility costs and a conservative, short useful life for mining equipment depreciation and amortization. Higher cryptocurrency mining revenues in the current year resulting from higher BTC market pricing, the implementation of more efficient mining equipment and the increase in the number of miners purchased also contributed to the gross profit on revenues.

Operating Expenses

Our general and administrative expenses decreased to $118,687 in the three months ended March 31, 2022 from $16,718,665 in the three months ended March 31, 2021. Our general and administrative expenses decreased to $2,398,424 in the nine months ended March 31, 2022 from $16,910,410 in the nine months ended March 31, 2021. The decrease resulted primarily from decreased non-cash related party stock-based compensation expense. We reported non-cash, related party stock-based compensation of $16,537,500 in the three months and nine months ended March 31, 2021 compared to $0 and $1,880,000 in the three months ended March 31, 2022, respectively . On February 26, 2021 the Company issued to Steve Rubakh, our President, 350,000 total shares of Series B convertible preferred stock valued on an “as converted to common” basis at $16,537,500, using the closing market price of the Company’s common stock on that date. In October 2021, the Company issued to Mr. Rubakh 50,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $1,880,000, using the closing market price of the Company’s common stock of $0.37 on the date of issuance. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock.

Other Income (Expense)

Our other income (expense) was comprised of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Other income (expense):
Interest expense	$(53)	$(239,435)	$(515)	$(430,049)
Realized gain (loss) on sale of digital currencies	(215,758)	54,920	312,075	106,497
Gain on forgiveness of debt	-	-	5,924	-
Loss on disposition of property and equipment	(46,999)	-	(46,999)	(207,281)
Change in fair value of derivative liabilities	-	(113,599)	-	(76,687)

Total other income (expense)	$(262,810)	$(298,114)	$270,485	$(607,520)

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

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations. In addition to the currencies received as compensation for our mining services, during the nine months ended March 31, 2022, we purchased various digital currencies totaling $2,001,325 and converted currencies from one denomination to another based on our assessment of market conditions for each respective currency. The market values of individual currency denominations continually fluctuate, and the fluctuations may be material from day to day. During the nine months ended March 31, 2022, we received total proceeds of $6,460,183 from the sale of digital currencies and incurred transactions fees totaling $121,178, which were deducted from the gain realized of $433,253. During the nine months ended March 31, 2021, we received total proceeds of $3,835,173 from the sale of digital currencies and incurred transactions fees totaling $105,163, which were deducted from the gain realized of $211,660. In the quarter ended March 31, 2022 we realized a loss on sale of digital currencies of $215,758 and realized a gain on sale of digital currencies of $54,920 in the three months ended March 31, 2021.

In April 2020, the Company received loan proceeds of $7,583 under the terms and conditions of the Paycheck Protection Program (“PPP”). The loan was to mature 24 months from inception and bore interest at 1% per annum. In November 2021, the Company made PPP loan principal payments totaling $1,659. In December 2021, the remaining principal balance of $5,924 was forgiven pursuant to the provisions of the Act, and the Company recorded a gain of forgiveness of debt for this amount in the nine months ended March 31, 2022.

During the three months and nine months ended March 31, 2022, we sold used mining equipment and realized a loss on the sale of $46,999. During the nine months ended March 31, 2021, we disposed of and wrote off non-serviceable, defective mining equipment with a net book value of $207,281. The equipment disposed of or sold was replaced with new, more efficient mining equipment. We reported no loss on disposition of property and equipment during the three months ended March 31, 2021.

During the year ended June 30, 2021, all convertible notes payable and other equity instruments with provisions identified as derivatives were extinguished through conversion to common shares and all related derivative liabilities were settled. As a result, we reported no gain or loss from change in fair value of derivative liabilities in the three months and nine months ended March 31, 2022. We reported losses change in fair value of derivative liabilities of $113,599 and $76,687 in the three months ended March 31, 2021 and the nine months ended March 31, 2021, respectively. We estimate the fair value of the derivatives associated with our convertible debt, options, warrants and other contracts using, as applicable, either the Black-Scholes pricing model or multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes. We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. Since these inputs are subject to significant changes from period to period and to management’s judgment, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Net Income (Loss)

As a result, we reported net losses of $74,005 and $16,586,871 in the three months ended March 31, 2022 and 2021, respectively. We reported net income of $758,191 in the nine months ended March 31, 2022 and a net loss of $17,175,732 in the nine months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2022, we had total current assets of $43,229, including cash of $40,729 and prepaid expenses and other current assets of $2,500. As of March 31, 2022, we had total current liabilities of $787,303, including accrued preferred stock dividends of $600,595. We had total stockholders’ equity of $11,237,144 as of March 31, 2022 compared to total stockholders’ equity of $8,964,882 as of June 30, 2021.

Sources and Uses of Cash

Net cash provided by operating activities in the nine months ended March 31, 2022 was $674,543 as a result of our net income of $758,191, non-cash expenses totaling $3,109,924, decrease in equipment deposits of $1,005,462, decrease in prepaid expenses and other current assets of $195,120 and increase in due to related party of $48,855, partially offset by non-cash gains totaling $318,000, increase in digital currencies of $4,080,688 and decreases in accounts payable of $41,368 and accrued expenses of $2,953.

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

During the nine months ended March 31, 2022, we used net cash in investing activities of $2,718,122, comprised of the increase in equipment deposits of $7,218,405, purchase of digital currencies of $2,001,325 and purchase of property and equipment of $28,575, partially offset by net proceeds from the sale of digital currencies of $6,460,183 and proceeds from the sale of property and equipment of $70,000. We transferred mining equipment with a total cost of $8,891,751 from equipment deposits to property and equipment during the nine months ended March 31, 2022

During the nine months ended March 31, 2021, we used net cash in investing activities of $3,825,667, comprised of the purchase of digital currencies of $4,156,874, the purchase of property and equipment of $975,574 and equipment deposits of $2,528,392, partially offset by proceeds from the sale of digital currencies of $3,835,173.

During the nine months ended March 31, 2022, we used net cash in financing activities of $13,229, comprised of repayment of notes payable.

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

Going Concern

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of March 31, 2022, the Company’s current liabilities exceeded its current assets by $744,074 and the Company had an accumulated deficit of $44,724,567. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Digital Currencies

Digital currencies consist mainly of Bitcoin and Litecoin, generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies purchased for short-term investment and trading purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update (“ASU”) No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations. The Company had realized losses on sale of digital currencies of $215,758 in the three months ended March 31, 2022 and realized gains on sale of digital currencies of $54,920 in the three months ended March 31, 2021 and $312,075 and $106,497 in the nine months ended March 31, 2022 and 2021, respectively. Cryptocurrency mining revenues were $964,319 and $682,706 in the three months ended March 31, 2022 and 2021, respectively, and $4,080,688 and $885,931 in the nine months ended March 31, 2022 and 2021, respectively.

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

During the three months ended March 31, 2022, we sold used mining equipment and realized a loss on the sale of $46,999. During the nine months ended March 31, 2021, we disposed of and wrote off non-serviceable, defective mining equipment with a net book value of $207,281 and wrote off its net book value of $207,281 to loss on disposition of property and equipment.

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

Derivatives

As of March 31, 2022, and June 30, 2021, the Company had no derivative liabilities.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the periods ended March 31, 2022 and 2021.

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

OFF BALANCE SHEET ARRANGEMENTS

Operating Leases

As of March 31, 2022, the Company had no obligation for future lease payments under non-cancelable operating leases. However, the Company has entered into three agreements described below related to its crypto currency mining operations pursuant to which the Company’s sole obligation is to pay monthly a contractual rate per kilowatt hour of electricity consumed.

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

Lease, Hosting, and Energy Services Agreement

On May 7, 2021, the Company and PetaWatt entered into a Lease, Hosting and Energy Services Agreement for the Carthage, New York facility for a period of 36 months. The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement may also be expanded to include up to 7 mobile mining containers. The Company made a prepayment of $300,000 upon signing the agreement, to be drawn down with monthly invoices submitted to the Company by PetaWatt. As of March 31, 2022 and June 30, 2021, the remaining prepayment balance was $0 and $193,870, respectively, which amounts were included in prepaid expenses and other current assets in the accompanying balance sheet. Subsequent to March 31, 2022, due to PetaWatt’s financial difficulties, the Company discontinued its cryptocurrency mining operations in New York and the agreement was terminated. All mining equipment has been relocated to Tioga, Pennsylvania. The Company estimates these miners will be connected and placed into service in May 2022.

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

Tioga Property Lease and Power Purchase Agreement

On December 15, 2021, the Company and Tioga Holding, LLC, a related party (“Tioga”), entered into a Property Lease and Power Purchase Agreement. Under the agreement, the Company will lease 12,134 square feet of aa building in Tioga, Pennsylvania (“Premises”). The term of the agreement is 36 months ending on December 15, 2024. The Company has right to terminate the agreement under certain circumstances, and may assign or sublet the Premises if Tioga provides prior written consent. The Company is to pay a base rent of $2,500 plus a monthly contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The Company projects mining operations will commenced in May 2022.

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

As of March 31 2022, and June 30, 2021, equipment deposits on the condensed balance sheets totaled $4,984,457 and $7,663,265, respectively, and were comprised of payments to Bitmain and other equipment vendors, net of Wattum reimbursements and the deliveries of equipment. During the nine months ended March 31, 2022, equipment deposits paid to Bitmain, net of Wattum reimbursements, totaled $6,266,034. As of March 31, 2022, 6 of the 12 shipments totaling 2,370 miners had been delivered by Bitmain to the Company, Wattum and two customers of the Company.

RECENTLY ISSUED ACCOUNTING POLICIES

There were no new accounting pronouncements issued or proposed by the FASB during the nine months ended March 31, 2022, and through the date of filing this report which the Company believes will have a material impact on its financial statements.

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

1.

As of March 31, 2022, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of March 31, 2022, due to the inherent challenge of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of March 31, 2022, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2022, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2022, we did not issue any securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below.

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

INTEGRATED VENTURES, INC.

Dated: May 13, 2022	By:	/s/ Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

