Form 10-K
period 2022-06-30
INTEGRATED VENTURES, INC.
filed 2022-09-28
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-55681

INTEGRATED VENTURES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	82-1725385
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

18385 Route 287, Tioga, PA 16946

(Address of principal executive offices) (Zip Code)

(215) 613-9898

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

On December 31, 2021, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $33,062,903 based upon the closing price on that date of the common stock of the registrant as reported on the OTC Markets system of $0.17. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of September 20, 2022, the registrant had 246,754,284 shares of its common stock, $0.001 par value, issued and outstanding.

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

PART I

Item 1. Business.

We were incorporated in the State of Nevada on March 22, 2013 under the name Lightcollar, Inc. On March 22, 2015, we changed our name to EMS Find, Inc., and in July 2017, we changed our name to Integrated Ventures, Inc. We have discontinued our prior operations and changed our business focus from our prior technologies relating to the EMS Find platform to acquiring, launching, and operating companies in the cryptocurrency sector, mainly in digital currency mining and sales of branded mining rigs. Our offices are located at 18385 Route 287, Tioga, PA 16946.

As of June 30, 2022, the Company owned a total of approximately 2,744 miners in three locations, Kearney, Nebraska, Tioga, Pennsylvania, and Lancaster, Pennsylvania. Subsequent to June 30, 2022, the miners located in Lancaster, Pennsylvania were shipped to Wolf Hollow, Texas. Under our contract with Bitmain, which expired in July 2022, we received an additional 392 miners subsequent to June 30, 2022. Early in 2022, due to PetaWatt’s financial difficulties, the Company has discontinued its cryptocurrency mining operations in New York. All mining equipment previously operating in New York has been relocated to Tioga, Pennsylvania.  Some of these miners and new Bitmain miners delivered to Tioga, Pennsylvania and Kearney, Nebraska were connected and placed into service, effective April 2022. The Company estimates the miners now located in Wolf Hollow, Texas will be connected and placed into service in early October 2022. During the year ended June 30, 2022, the Company paid deposits totaling $6,261,491 (net of Wattum reimbursements) for additional miners.

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

Our Cryptocurrency Operations

We utilize and rely on cryptocurrency pools to mine cryptocurrencies and generate a mixed selection of digital cryptocurrencies, including BTC, ETH, ZEC and LTC. Cryptocurrency payouts, net of applicable fees, are paid to us by the pool operator, Foundry Digital, LLC, and the digital currency produced is either stored in a wallet (Coinbase) or sold in open market. Payout proceeds are automatically deposited in our corporate bank accounts.

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

Other developments during our fiscal year ended June 30, 2022

On June 3, 2022, the Company and Compute North entered into a second Master Agreement for the colocation and management of the Company’s cryptocurrency mining operations.  The Company executed Order Forms to Compute North to determine the number of cryptocurrency miners, the term of the services provided and the contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.  The agreement also provides the Company the option to purchase cryptocurrency mining equipment from Compute North.  No cryptocurrency mining equipment has been purchased under this agreement. The final Order Form was to host 1,675 miners in Wolf Hollow, Texas for a term of 5 years. This agreement required an initial deposit of $500,000, which had not been paid as of June 30, 2022. The Company has an ongoing obligation under the agreement to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.  Full mining operations had not commenced as of June 30, 2022. The Company estimates these miners will be connected and placed into service in early October 2022.

Subsequent to June 30, 2022, the Company entered into two letter agreements in connection with a previous offering described as follows.  On March 30, 2021, Integrated Ventures, Inc. (the “Company”) entered into securities purchase agreements (the “Purchase Agreements”) with two institutional investors (the “Purchasers”), for the offering (the “Offering”) of (i) 30,000,000 shares of common stock (“Shares”), par value $0.001 per share, of the Company (“Common Stock”) and (ii) common stock purchase warrants (“Warrants”) to purchase up to an aggregate of 30,000,000 shares of Common Stock, which are exercisable for a period of five years after issuance at an initial exercise price of $0.30 per share, subject to certain adjustments, as provided in the Warrants, with each of the Purchasers receiving Warrants in the amount equal to 100% of the number of Shares purchased by such Purchaser and each Share and accompanying Warrant offered at a combined offering price of $0.30.

On September 13, 2022, the Company and one of the Purchasers entered into a letter agreement (the “September 13 Amendment Agreement”) whereby the Company agreed to amend the terms of such Purchaser’s Warrants to purchase up to 15 million shares to provide effective as of June 29, 2022 reduce the exercise price thereof to $0.001, subject to adjustment therein, and waive the “exploding feature” of the Anti-Dilution Provision in the Warrant that would otherwise have effected an increase in the number of warrant shares as a result of an exercise price reduction so as to result in the same aggregate value of the warrant shares multiplied by the exercise price. Additionally, other than an Exempt Issuance, as defined in the Warrants, from the date hereof until 90 days after the date hereof, neither the Company nor any subsidiary of the Company may issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents (as defined in the Warrants).

On September 15, 2022, the Company and the other Purchaser entered into a letter agreement (the “September 15 Amendment Agreement”) whereby the Company agreed to amend the terms of such Purchaser’s Warrants to purchase up to 15 million shares, effective as of August 30, 2022, to reduce the exercise price thereof to $0.001, subject to adjustment therein, and waive the “exploding feature” of the Anti-Dilution Provision in the Warrant that would otherwise have effected an increase in the number of warrant shares as a result of an exercise price reduction so as to result in the same aggregate value of the warrant shares multiplied by the exercise price. Additionally, other than an Exempt Issuance, as defined in the Warrants, from the date hereof until 90 days after the date hereof, neither the Company nor any subsidiary of the Company may issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents (as defined in the Warrants).

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

On each Bitcoin Exchange, bitcoins are traded with publicly disclosed valuations for each transaction, measured by one or more fiat currencies. Bitcoin Exchanges report publicly on their site the valuation of each transaction and bid and ask prices for the purchase or sale of bitcoins. Market participants can choose the Bitcoin Exchange on which to buy or sell bitcoins. To date, while the SEC has brought several enforcement actions against and rejected many proposals for bitcoin ETF’s, citing lack of enough transparency in the cryptocurrency markets to be sure that prices are not being manipulated, the SEC has approved several bitcoin futures ETFs.

Although the cryptocurrency markets have been historically volatile and have weathered several up and down cycles over the past few years, recently these markets have been in a selloff phase for the past several months, possibly reflecting doubts as to the applicability of digital currencies in commercial applications and other factors. In this selloff, prices of digital currencies other than Bitcoin have experienced deeper percentage declines than Bitcoin. The current trading range for Bitcoin is $19,000 to $25,000. Other cryptocurrencies have experienced more substantial declines, than Bitcoin’s recent decline. Our revenues are directly affected by the Bitcoin market price specifically, which is the market leader for prices of all cryptocurrencies. In recent weeks, regulatory crackdowns have also weighed on prices. The SEC recently announced its first civil penalties against cryptocurrency founders as part of a wide regulatory and legal crackdown on fraud and abuses in the industry.

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

Government Regulation

Government regulation of blockchain and cryptocurrency under review with a number of government agencies, the SEC, the Commodity Futures Trading Commission, the Federal Trade Commission and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, and in other countries. State government regulations also may apply to certain activities such as cryptocurrency exchanges (bitlicense, banking and money transmission regulations) and other activities. Other bodies which may have an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency business include the national securities exchanges and the Financial Industry Regulatory Authority. As the regulatory and legal environment evolves, the Company may in its mining activities become subject to new laws, and further regulation by the SEC and other agencies. On November 16, 2018, the SEC issued a Statement on Digital Asset Securities Issuance and Trading, in which it emphasized that market participants must still adhere to the SEC’s well-established and well-functioning federal securities law framework when dealing with technological innovations, regardless of whether the securities are issued in certificated form or using new technologies, such as blockchain. On March 9, 2022 President Biden signed an executive order on cryptocurrencies. While the executive order did not mandate any specific regulations, it instructs various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency. Future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability. As the regulatory and legal environment evolves, we may become subject to new laws and regulation which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see the Section entitled “Risk Factors” herein.

Blockchain and cryptocurrency regulations are in a nascent state with agencies investigating businesses and their practices, gathering information, and generally trying to understand the risks and uncertainties in order to protect investors in these businesses and in cryptocurrencies generally. Various bills have also been proposed in Congress for adoption related to our business which may be adopted and have an impact on us. The offer and sale of digital assets in initial coin offerings, which is not an activity we expect to pursue, has been a central focus of recent regulatory inquiries. On November 16, 2018, the SEC settled with two cryptocurrency startups, and reportedly has more than 100 investigations into cryptocurrency related ventures, according to a codirector of the SEC’s enforcement division (Wall Street Journal, November 17-18, 2018). An annual report by the SEC shows that digital currency scams are among the agency’s top enforcement priorities. The SEC is focused in particular on Initial Coin Offerings (ICOs), which involve the sale of digital tokens related to blockchain projects. Many such projects have failed to deliver on their promises or turned out to be outright scams. In the past year, the enforcement division has opened dozens of investigations involving ICOs and digital assets, many of which were ongoing at the close of FY 2018, the SEC states in a section of the report titled “ICOs and Digital Assets.” Moreover, in recent months, members of Congress have made inquiries into the regulation of crypto assets, and Gary Gensler, Chair of the SEC, has made public statements regarding increased regulatory oversight of crypto assets.

Financial

As of June 30, 2022, we operated our cryptocurrency mining operations in two hosting facilities, located in Tioga, PA and Kearney, NE.  Effective October 1, 2022, we expected to launch mining operations in Wolf Hollow, TX. The hosting and power purchase agreements for the three facilities require the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The Company is aggressively looking to expand its power capacity and is currently negotiating purchase or investment in multiple real estate properties capable of being deployed as data centers for cryptocurrency mining operations.

Our mining pool services are exclusively provided by Foundry Digital, LLC, a company bases in the United States.

Revenues from our cryptocurrency mining operations were $4,871,473 and $1,793,316 for the years ended June 30, 2022 and 2021, respectively. Revenues from the sales of crypto currency mining equipment were $1,678,660 and $58,074 for the years ended June 30, 2022 and 2021, respectively.

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations. We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale. We report realized gains and losses on the sales of cryptocurrencies net of transaction costs. As of June 30, 2022, our digital currencies at cost totaled $72,885 and were comprised of multiple denominations, primarily of Bitcoin (BTC).

Historically, we have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable and preferred stock. During the year ended June 30, 2022, we generated sufficient cash flow from operations and from the sale of digital currencies and were only required to enter one Loan Agreement and Promissory Note in the amount of $500,000 to fund the deposit required to execute the Hosting Agreement with Compute North. As part of the Loan Agreement, we issued two million shares of common stock to induce the lender.

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

Natural disasters, including hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes and tsunamis, weather conditions, including winter storms, droughts and tornados, whether as a result of climate change or otherwise, and geo-political events, including civil unrest or terrorist attacks, that affect us, or other service providers could adversely affect our business. Specifically, if the weather conditions in Tioga, Pennsylvania, Kearney, Nebraska or Wolf Hollow, TX, become too hot, or too humid, we may be required to install additional AC units to cool the cryptocurrency mining equipment which will greatly affect our profit margins. In addition, too much humidity in the air may damage our equipment or require us to install expensive dehumidifiers further lowering our profit margins.

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

The SEC is continuing its probes into public companies that appear to incorporate and seek to capitalize on blockchain technology, and may increase those efforts with novel regulatory regimes and determine to issue additional regulations applicable to the conduct of our business or broadening disclosures in our filings under the Securities Exchange Act of 1934.

As the SEC stated previously, it is continuing to scrutinize and commence enforcement actions against companies, advisors and investors involved in the offering of cryptocurrencies and related activities. At least one Federal Court has held that cryptocurrencies are “securities” for certain purposes under the Federal Securities Laws.

According to a report published by Lex Machina, securities litigation in general and those that are related to blockchain, cryptocurrency or bitcoin specifically, showed a marked increase during the first two quarters of 2018 as compared to 2017. The total number of securities cases that referenced “blockchain,” “cryptocurrency” or “bitcoin” in the pleadings tripled in the first half of 2018 alone compared to 2017. On the same day, the SEC announced its first charge against unregistered broker-dealers for selling digital tokens after the SEC issued The DAO Report in 2017. The SEC charged TokenLot LLC (TokenLot), a self-described “ICO Superstore”, and its owners, Lenny Kugel and Eli L. Lewitt, with failing to register as broker-dealers. On November 16, 2018 the SEC settled with two cryptocurrency startups, and reportedly has more than 100 investigations into cryptocurrency related ventures, according to a codirector of the SEC’s enforcement. As the regulatory and legal environment evolves, the Company may in its mining activities become subject to new laws, and further regulation by the SEC and other federal and state agencies.

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

We are subject to risks associated with our need for significant electrical power, therefore, government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours.

The operation of a bitcoin or other digital currency mine can require massive amounts of electrical power. We are reliant on Tioga Holding, LLC and Compute North, LLC for the power supply for our mining operations. Our mining operations can only be successful and ultimately profitable if the costs, including electrical power costs, associated with mining a bitcoin are lower than the price of a bitcoin. As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis with a reliable supplier, and our establishment of new mines requires us to find locations where that is the case. There may be significant competition for suitable mine locations, and government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage, or may otherwise potentially restrict or prohibit the provision or electricity to mining operations. If we are unable to receive adequate power supply and are forced to reduce our operations due to the availability or cost of electrical power, our business would experience materially negative impacts.

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

The future impact of the COVID-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of COVID-19 on our business, particularly on the digital currency markets. As of June 30, 2022 and June 30, 2021, our investment in property and equipment of $13,281,384 and $3,159,523, respectively, could be subject to impairment or change in valuation due to COVID-19 if our cryptocurrency mining revenues significantly decrease or we are not able to raise capital sufficient to fund our operations. In addition, any travel restrictions and social distancing requirements may make it difficult for our management to access and oversee our operations in New York and Nebraska.

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

The COVID-19 pandemic is an emerging serious threat to health and economic wellbeing affecting our employees, investors and our sources of supply.

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

Market prices for shares of technology companies such as ours are often volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

●	fluctuations in digital currency and stock market prices and trading volumes of similar companies;

●	general market conditions and overall fluctuations in U.S. equity markets;

●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

●	discussion of us or our stock price by the press and by online investor communities; and

●	other risks and uncertainties described in these risk factors.

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

Item 2. Properties.

Our corporate offices are located at 18385 Route 287, Tioga, PA 16946. Our telephone number is (215) 613-9898. We occupy a 450 square foot facility, at no cost to the Company, where we maintain and manage corporate accounting and perform research and development and equipment repair services. Our cryptocurrency mining operations are currently located in two hosted facilities in Tioga, Pennsylvania, and Kearney, Nebraska. The hosting and power purchase agreements for the two facilities require the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. We believe that our offices and hosted cryptocurrency mining facilities are currently suitable and adequate; however, we plan to expand our hosted cryptocurrency mining locations as new equipment is purchased and the need for additional space arises.

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

Period	High	Low

Fiscal year Ended June 30, 2022
Quarter Ended September 30, 2021	$0.2445	$0.2154
Quarter Ended December 31, 2021	$0.2917	$0.2572
Quarter Ended March 31, 2022	$0.1590	$0.1404
Quarter Ended June 30, 2022	$0.0656	$0.0566

Fiscal year Ended June 30, 2021
Quarter Ended September 30, 2020	$0.0460	$0.0145
Quarter Ended December 31, 2020	$0.0500	$0.0145
Quarter Ended March 31, 2021	$0.8900	$0.0320
Quarter Ended June 30, 2021	$0.4340	$0.1240

Holders

As of September 20, 2022, there were 21 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name. The Company is authorized to issued 750,000,000 shares of common stock.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance through June 30, 2022:

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

Recent Sales of Unregistered Securities

The table below sets forth information as to sales by the Company of unregistered securities not previously reported in the Company’s periodic filings for its fiscal year ended June 30, 2022.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
December 8, 2021	Issuance of 185,230 shares of common stock for services	Richard Brown	NA	$40.733/NA
July 6, 2021	Issuance of 8,000,000 shares for common stock payable	Graphene Holdings, LLC	NA	$5,480,000/NA
October 8, 2021	Issuance of 50,000 shares of Series B preferred stock for compensation(2)	Steve Rubakh	NA	$1,880,000/NA
April 27, 2022	Issuance of 10,000 shares of Series B preferred stock for compensation(2)	Steve Rubakh	NA	$52,100/NA
April 27, 2022	Issuance of 100,000 shares of common stock for services	Dennis Gauger	NA	$5,210/NA
June 15, 2022	Issuance of 2,000,000 shares of common stock with debt	BHP Capital, Inc.	NA	$123,200/NA
June 30, 2022	Issuance of 140,000 shares of Series B preferred stock for compensation(2)	Steve Rubakh	NA	$506,800/NA

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

•

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

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

GENERAL

We were incorporated in the State of Nevada on March 22, 2013 under the name Lightcollar, Inc. On March 22, 2015, we changed our name to EMS Find, Inc., and in July 2017, we changed our name to Integrated Ventures, Inc.  We have discontinued our prior operations and changed our business focus from our prior technologies relating to the EMS Find platform to acquiring, launching, and operating companies in the cryptocurrency sector, mainly in digital currency mining and sales of branded mining rigs.  Our offices are located at 18385 Route 287, Tioga, PA 16946.

On November 22, 2017, we successfully launched our cryptocurrency operations, and revenues commenced from cryptocurrency mining operations and from sales of cryptocurrency mining equipment.

As of June 30, 2022, the Company owned a total of approximately 2,744 miners in three locations, Kearney, Nebraska, Tioga, Pennsylvania, and Lancaster, Pennsylvania. Subsequent to June 30, 2022, the miners located in Lancaster, Pennsylvania were shipped to Wolf Hollow, Texas. Under our contract with Bitmain, which expired in July 2022, we received an additional 392 miners subsequent to June 30, 2022. Due to PetaWatt’s financial difficulties, the Company has discontinued its cryptocurrency mining operations in New York. All mining equipment previously operating in New York has been relocated to Tioga, Pennsylvania. Some of these miners and new Bitmain miners delivered to Tioga, PA and Kearney, NE, were connected and placed into service, effective April 2022. The Company estimates the miners now located in Wolf Hollow, Texas will be connected and placed into service in early October 2022. During the year ended June 30, 2022, the Company paid deposits totaling $6,316,119 (net of Wattum reimbursements) for additional miners.

The Company will continue to (1) raise capital to purchase new mining equipment, (2) sell older and no longer profitable models and (3) expand cryptocurrency mining operations to new locations.

Financial

As of June 30, 2022, we operated our cryptocurrency mining operations in two hosted facilities located in Kearney, Nebraska and Tioga, Pennsylvania. The hosting and power purchase agreements for the Nebraska and Pennsylvania facilities require the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.  The agreement for the Pennsylvania facility is with a related party owned 50% by Steve Rubakh, our President and Chief Executive Officer.

Revenues from our cryptocurrency mining operations were $4,871,473 and $1,793,316 for the years ended June 30, 2022 and 2021, respectively. Revenues from the sales of cryptocurrency mining equipment were $1,678,660 and $58,074 for the years ended June 30, 2022 and 2021, respectively.

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations. We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale. We report realized gains and losses on the sales of cryptocurrencies net of transaction costs. As of June 30, 2022, our digital currencies at cost totaled $72,885 and were comprised of multiple denominations, primarily of Bitcoin (BTC).

Historically, we have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable and preferred stock. During the year ended June 30, 2022, we generated sufficient cash flow from operations and from the sale of digital currencies and were only required to enter one Loan Agreement and Promissory Note in the amount of $500,000 to supplement the funding of our operations. We did not issue securities for cash.

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

This market is rapidly evolving and there can be no assurances that we will remain competitive with industry participants that have or may have greater resources or experience in this industry than us, nor that the unproven digital assets that we mine will ever have any significant market value.

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

Financial Operations Review

We are incurring increased costs because of being a publicly traded company. As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We also have paid compensation through the issuance of shares of our common stock, Series B preferred stock and warrants, the valuation of which has resulted in significant stock-based compensation. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies and will require us to comply with these rules. These new rules and regulations will increase our legal and financial compliance costs and have made some activities more time-consuming and costlier. In addition, these new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do. As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2022 COMPARED TO THE YEAR ENDED JUNE 30, 2021

Revenues

Our cryptocurrency mining revenues increased to $4,871,473 in the year ended June 30, 2022 from $1,793,316 in the year ended June 30, 2021. This increase in revenues resulted primarily from higher prices of BTC and the Company’s successful efforts to raise capital to purchase more efficient and profitable mining equipment. In addition, we expanded our cryptocurrency mining operations to two locations: Tioga, Pennsylvania and Kearney, Nebraska. However, our cryptocurrency mining revenues were negatively impacted in the current year due to the weakening of cryptocurrency markets during the second half of our fiscal year and to the financial difficulties of PetaWatt Holdings, which resulted in the termination of our Carthage, New York mining operations.

We also have revenues from the sale of cryptocurrency mining equipment that have been either newly purchased or refurbished for resale. Such sales totaled $1,678,660 and $58,074 in the years ended June 30, 2022 and 2021, respectively. The increase in sales of equipment in the current year was due primarily to three sales of miners. Sales of equipment will fluctuate from period to period depending on equipment available to us to sell and the current retail demand for our model of cryptocurrency mining units.

Cost of Revenues

Cost of revenues was $3,868,471 and $920,376 in the years ended June 30, 2022 and 2021, respectively. The increase in cost of revenues in the current fiscal year is due primarily to: increased cryptocurrency mining revenues, expansion to two operating locations and increased depreciation and amortization expense. Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation and amortization, operating supplies, utilities, and consulting services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing or assembling the cryptocurrency mining units sold. We reported a gross profit on revenues of $2,681,662 and $931,014 in the years ended June 30, 2022 and 2021, respectively. Higher cryptocurrency mining revenues in the current year resulting from higher BTC market pricing, the implementation of more efficient mining equipment and the increase in the number of miners purchased also contributed to the gross profit on revenues.

Operating Expenses

Our general and administrative expenses decreased to $776,585 in the year ended June 30, 2022 from $6,061,741 in the year ended June 30, 2021. The decrease resulted primarily from decreased non-cash stock-based compensation expense. We reported non-cash, related party stock-based compensation of $16,537,500 in the year ended June 30, 2021 compared to $2,438,900 in the year ended June 30, 2022. For the year ended June 30, 2021, the Company issued to Steve Rubakh, our President, 350,000 total shares of Series B convertible preferred stock valued on an “as converted to common” basis at $16,537,500, using the closing market price of the Company’s common stock. For the year ended June 30, 2022, the Company issued to Mr. Rubakh 200,000 total shares of Series B convertible preferred stock valued on an “as converted to common” basis at $2,438,900, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock.

Other Income (Expense)

Our other income (expense) was comprised of the following for the years ended June 30:

	2022	2021

Interest expense	$(18,289)	$(435,981)
Realized gain (loss) on sale of digital currencies	181,853	(22,948)
Change in fair value of derivative liabilities	-	(76,687)
Loss on disposition of property and equipment	(154,180)	(238,363)
Gain on extinguishment of debt	5,924	9,125
Loss on sale of property and equipment	(46,999)	-

Total other income (expense)	$(31,691)	$(764,854)

Our interest expense includes the amortization of debt discount and original issue discount for our convertible notes payable.  These amounts vary from period to period depending on the timing of new borrowings and the conversion of the debt to common stock by the lenders.  During the prior fiscal year, our lenders completed the full conversion of our convertible notes payable, resulting in a decrease in interest expense compared to the prior fiscal year.

In addition to the currencies received as compensation for our mining services, we purchased various digital currencies totaling $2,098,676 and $7,374,678 during the years ended June 30, 2022 and 2021, respectively. We also converted currencies from one denomination to another based on our assessment of market conditions for each respective currency.  The market values of individual currency denominations continually fluctuate, and the fluctuations may be material from day to day.  During the years ended June 30, 2022 and 2021, we received total proceeds of $7,462,655 and $9,211,118, respectively, from the sale of digital currencies and incurred transactions fees totaling $138,919 and $233,580, respectively, which are deducted from the gain or loss realized.  We realized a gain on sale of digital currencies, after deducting transaction costs, of $181,853 in the year ended June 30, 2022 and a loss on sale of digital currencies, after deducting transaction costs, of $22,948 in the year ended June 30, 2021.

During the year ended June 30, 2021, we recognized a loss on change in fair value of derivative liabilities of $76,687.  During the year ended June 30, 2021, all convertible notes payable and other equity instruments with provisions identified as derivatives were extinguished through conversion to common shares and all related derivative liabilities were settled.  We estimate the fair value of the derivatives associated with our convertible debt, options, warrants and other contracts using, as applicable, either the Black-Scholes pricing model or multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes.  We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. Since these inputs are subject to significant changes from period to period and to management’s judgment, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

During the years ended June 30, 2022 and 2021, we disposed of and wrote off non-serviceable, defective mining equipment with a net book value of $154,180 and $238,363, respectively.  The equipment disposed of was replaced with new, more efficient mining equipment.

We reported a gain on extinguishment of debt of $5,924 and $9,125 in the years ended June 30, 2022 and 2021 due to favorable settlement of certain liabilities.

During the year ended June 30, 2022, we sold used mining equipment and realized a loss on the sale of $46,999. We did not report any gain or loss on the sale of property and equipment during the year ended June 30, 2021.

Net Loss

As a result, primarily from the non-cash related party stock-based compensation, we reported a net loss of $565,514 in the year ended June 30, 2022, compared to a net loss of $22,433,081 in the year ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2022, we had total current assets of $492,780, including cash of $490,280 and prepaid expenses and other current assets of $2,500 and total current liabilities of $1,563,756. We had total stockholders’ equity of $10,592,307 as of June 30, 2022 compared to a stockholders’ equity of $8,964,882 as of June 30, 2021.

During the year ended June 30, 2022, we received net proceeds from a Promissory Note of $500,000. We also funded operations with a $118,150 short term advance from our Chief Executive Officer.

Sources and Uses of Cash

Operations provided $55,455 of cash in the year ended June 30, 2022 as a result of our net loss of $565,514, non-cash gain on sale of digital currencies of $181,853, non-cash gain on forgiveness of debt of $5,924, increases in digital currencies of $5,009,691, and deposits of $78,147 more than offset by non-cash expenses totaling $4,311,690, decreases in equipment deposits of $1,135,088 and prepaid expenses and other current assets of $195,120 and increases in accounts payable of $28,702, accrued expenses of $4,731, and amounts due to related party of $221,253.

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

During the year ended June 30, 2022, we used net cash in investing activities of $2,267,633, comprised of the increase in equipment deposits of $7,763,487, purchase of digital currencies of $2,098,676, and the purchase of property and equipment of $73,575, partially offset by net proceeds from the sale of digital currencies of $7,462,655, proceeds from the sale of property and equipment of $70,000, and proceeds from the sale of fully depreciated property and equipment to a related party of $135,450.

During the year ended June 30, 2021, we used net cash in investing activities of $9,118,171, comprised of the increase in equipment deposits of $7,663,265, purchase of digital currencies of $7,374,678, and the purchase of property and equipment of $3,291,346, partially offset by net proceeds from the sale of digital currencies of $9,211,118.

During the year ended June 30, 2022, we had net cash provided by financing activities of $604,921 comprised of proceeds related party short term advances of $118,150 and proceeds from notes payable of $500,000, partially offset by repayment of notes payable of $13,229.

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

Going Concern

The Company has reported recurring net losses since its inception. As of June 30, 2022, the Company had an accumulated deficit of $46,192,164.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Digital Currencies

Digital currencies consist of Bitcoin, Litecoin, ZCash and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies such as Chainlink and Quant purchased for short-term investment and trading purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations.

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

During the year ended June 30, 2022, we sold used mining equipment and realized a loss on the sale of $46,999. During the years ended June 30, 2022 and 2021, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $154,180 and $238,363, respectively, to loss on disposition of property and equipment.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.  We reported no impairment expense for the years ended June 30, 2022 and 2021.

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

OFF BALANCE SHEET ARRANGEMENTS

Operating Leases

As of June 30, 2022, the Company had no obligation for future lease payments under non-cancelable operating leases.  However, the Company has entered into several agreements described below related to its crypto currency mining operations pursuant to which the Company’s sole obligation is to pay monthly a contractual rate per kilowatt hour of electricity consumed.

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

Lease, Hosting, and Energy Services Agreement

On May 7, 2021, the Company and PetaWatt entered into a Lease, Hosting and Energy Services Agreement for the Carthage, New York facility for a period of 36 months.  The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.  The Company made a prepayment of $300,000 upon signing the agreement, to be drawn down with monthly invoices submitted to the Company by PetaWatt.  As of June 30, 2022 and June 30, 2021, the remaining prepayment balance was $0 and $193,870, respectively, which amounts were included in prepaid expenses and other current assets in the accompanying balance sheet.  Due to PetaWatt’s financial difficulties, the Company discontinued its cryptocurrency mining operations in New York and the agreement was terminated.  All mining equipment had been shipped to Tioga, Pennsylvania and Kearney, Nebraska as of March 11, 2022 where full mining operations commenced in April 2022.

Compute North Power Purchase and Hosting Agreement

On March 8, 2021, the Company and Compute North LLC (“Compute North”) entered into a Master Agreement for the colocation and management of the Company’s cryptocurrency mining operations.  The Company submits Order Forms to Compute North to determine the location of the hosted facilities, the number of cryptocurrency miners, the term of the services provided and the contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.  The agreement also provides the Company the option to purchase cryptocurrency mining equipment from Compute North.  The initial Order form was for 425 miners in Kearney, Nebraska for a term of 3 years and 250 miners in Savoy, Texas for a term of 3 years.  The parties subsequently consolidated the cryptocurrency mining operations in the Kearney, Nebraska facility.  Through June 30, 2021, the Company paid set up fees of $78,147 with its ongoing obligation under the agreement to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.  Our Nebraska operations commenced in September 2021.

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

On June 3, 2022, the Company and Compute North entered into a second Master Agreement for the colocation and management of the Company’s cryptocurrency mining operations.  The Company executed Order Forms to Compute North to determine the number of cryptocurrency miners, the term of the services provided and the contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.  The agreement also provides the Company the option to purchase cryptocurrency mining equipment from Compute North.  No cryptocurrency mining equipment has been purchased under this agreement. The final Order Form was to host 1,675 miners in Wolf Hollow, Texas for a term of 5 years. This agreement required an initial deposit of $500,000, which had not been paid as of June 30, 2022. The Company has an ongoing obligation under the agreement to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.  Full mining operations had not commenced as of June 30, 2022. The Company estimates these miners will be connected and placed into service in early October 2022.

Tioga Property Lease and Power Purchase Agreement

On December 15, 2021, the Company and Tioga Holding, LLC, a related party, entered into a Property Lease and Power Purchase Agreement for the use by the Company of facilities located in Tioga, Pennsylvania.  The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.  The term of the agreement is 36 months.  Full mining operations commenced in April 2022.

RECENTLY ISSUED ACCOUNTING POLICIES

There were no new accounting pronouncements issued or proposed by the FASB during the year ended June 30, 2022 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Disclosure under Item 7A is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

INTEGRATED VENTURES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Integrated Ventures, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Integrated Ventures, Inc. (the Company) as of June 30, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered net losses from operations in current and prior periods and has accumulated deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are discussed in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

Houston, TX

September 27, 2022

Integrated Ventures, Inc.

Balance Sheets

	June 30,	June 30,
	2022	2021

ASSETS
Current assets:
Cash	$490,280	$2,097,537
Prepaid expenses and other current assets	2,500	197,620
Total current assets	492,780	2,295,157

Non-current assets:
Equipment deposits	2,355,167	7,663,265
Property and equipment, net of accumulated depreciation and amortization of $1,646,591 and $521,416 as of June 30, 2022 and 2021, respectively	13,281,384	3,159,523
Digital currencies	72,885	245,320
Deposits	78,847	700
Total non-current assets	15,788,283	11,068,808

Total assets	$16,281,063	$13,363,965

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$55,961	$27,259
Accrued preferred stock dividends	744,487	193,933
Accrued expenses	9,112	4,381
Due to related party	368,760	29,357
Notes payable, net of debt discount of 114,564 and $0 as of June 30, 2022 and 2021, respectively	385,436	19,153
Total current liabilities	1,563,756	274,083

Mezzanine:
Series C preferred stock, $0.01 par value, (3,000 shares authorized, 1,125 shares issued and outstanding as of June 30, 2022 and 2021, respectively.	1,125,000	1,125,000
Series D preferred stock, $0.01 par value, (4,000 shares authorized, 3,000 shares issued and outstanding as of June 30, 2022 and 2021, respectively.	3,000,000	3,000,000

Commitments and contingencies	-	-

Stockholders' equity:
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of June 30, 2022 and 2021, respectively)	500	500
Series B preferred stock, $0.001 par value, (1,000,000 shares authorized, 902,633 and 727,370 shares issued and outstanding as of June 30, 2022 and 2021, respectively)	903	727
Common stock, $0.001 par value; 750,000,000 shares authorized; 207,246,592 and 194,487,662 shares issued and outstanding as of June 30, 2022 and 2021, respectively	207,247	194,488
Common stock payable	-	5,480,000
Additional paid in capital	56,575,821	48,365,263
Accumulated deficit	(46,192,164)	(45,076,096)
Total stockholders’ equity	10,592,307	8,964,882

Total liabilities, mezzanine and stockholders’ equity	$16,281,063	$13,363,965

The accompanying notes are an integral part of these financial statements.

Integrated Ventures, Inc.

Statements of Operations

	Year Ended	Year Ended
	June 30, 2022	June 30, 2021

Revenue:
Cryptocurrency mining	$4,871,473	$1,793,316
Sales of cryptocurrency mining equipment	1,678,660	58,074
Total revenue, net	6,550,133	1,851,390

Cost of revenues	3,868,471	920,376

Gross profit (loss)	2,681,662	931,014

Operating expenses:
General and administrative	3,215,485	22,599,241
Total operating expenses	3,215,485	22,599,241

Income (Loss) from operations	(533,823)	(21,668,227)

Other income (expense):
Interest expense	(18,289)	(435,981)
Realized gain (loss) on sale of digital currencies	181,853	(22,948)
Change in fair value of derivative liabilities	-	(76,687)
Loss on disposition of property and equipment	(154,180)	(238,363)
Gain on extinguishment of debt	5,924	9,125
Loss on sale of property and equipment	(46,999)	-
Total other income (expense)	(31,691)	(764,854)

Net income (loss) before income taxes	(565,514)	(22,433,081)
Provision for income taxes	-	-

Net income (loss)	$(565,514)	$(22,433,081)

Dividends on Preferred Stock	(550,554)	(193,933)

Deemed dividend	-	(384,100)

Net income (loss) attributable to shareholders	$(1,116,068)	$(23,011,114)

Net income (loss) per common share attributable to shareholders, basic and diluted	$(0.01)	$(0.16)

Weighted average number of common shares outstanding, basic and diluted	204,714,576	146,038,413

The accompanying notes are an integral part of these financial statements.

Integrated Ventures, Inc.

Statement of Stockholders’ Equity (Deficit)

	Series C		Series D		Series A		Series B				Common	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance, June 30, 2020	-	$-	-	$-	500,000	$500	430,000	$430	103,164,460	$103,165	$-	$21,851,284	$(22,064,982)	$(109,603)
Issuance of common shares for cash	-	-	-	-	-	-	-	-	30,000,000	30,000	-	8,105,000	-	8,135,000
Issuance of common shares in conversion of convertible notes payable	-	-	-	-	-	-	-	-	52,723,031	52,723	-	947,146	-	999,869
Issuance of common shares for stock subscription	-	-	-	-	-	-	-	-	55,555	56	-	33,832	-	33,888
Issuance of common stock for services	-	-	-	-	-	-	-	-	281,616	281	-	48,868	-	49,149
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(52,630)	(53)	5,263,000	5,263	-	(5,210)	-	-
Issuance of Series B preferred stock for officer compensation	-	-	-	-	-	-	350,000	350	-	-	-	16,537,150	-	16,537,500
Issuance of Series C preferred stock for cash	1,125	1,125,000	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock as equity incentive for Series C preferred stock	-	-	-	-	-	-	-	-	3,000,000	3,000	-	381,100	(384,100)	-
Issuance of Series D preferred stock for cash	-	-	3,000	3,000,000	-	-	-	-	-	-	-	-	-	-
Settlement of decrivative liabilities	-	-	-	-	-	-	-	-	-	-	-	466,093	-	466,093
Common shares payable for services	-	-	-	-	-	-	-	-	-	-	5,480,000	-	-	5,480,000
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(193,933)	(193,933)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	(22,433,081)	(22,433,081)
Balance, June 30, 2021	1,125	1,125,000	3,000	3,000,000	500,000	500	727,370	727	194,487,662	194,488	5,480,000	48,365,263	(45,076,096)	8,964,882
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(24,737)	(24)	2,473,700	2,474	-	(2,450)	-	-
Issuance of Series B preferred stock for officer compensation	-	-	-	-	-	-	200,000	200	-	-	-	2,438,700	-	2,438,900
Issuance of common shares in conversion of common stock payable	-	-	-	-	-	-	-	-	8,000,000	8,000	(5,480,000)	5,472,000	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-	285,230	285	-	45,658	-	45,943
Issuance of common stock with debt	-	-	-	-	-	-	-	-	2,000,000	2,000	-	121,200	-	123,200
Sale of fully depreciated property and equipment to a related party	-		-	-	-	-	-	-	-	-	-	135,450	-	135,450
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(550,554)	(550,554)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	(565,514)	(565,514)
Balance, June 30, 2022	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	902,633	$903	207,246,592	$207,247	$-	$56,575,821	$(46,192,164)	$10,592,307

The accompanying notes are an integral part of these financial statements.

Integrated Ventures, Inc.
Statements of Cash Flows

	Year Ended	Year Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(565,514)	$(22,433,081)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,617,032	408,802
Stock-based compensation - related party	2,438,900	16,537,500
Common stock payable for services	-	5,480,000
Common stock issued for services	45,943	49,149
Loss on sale of property and equipment	46,999
Loss on disposition of property and equipment	154,180	238,363
Amortization of debt discount	8,636	404,387
Realized loss (gain) on sale of digital currencies	(181,853)	22,948
Change in fair value of derivative liabilities	-	76,687
Gain on extinguishment of debt	(5,924)	(9,125)
Changes in operating assets and liabilities:
Digital currencies	(5,009,691)	(1,792,451)
Prepaid expenses and other current assets	195,120	(194,370)
Equipment deposits	1,135,088	-
Deposits	(78,147)	-
Accounts payable	28,702	(281,639)
Accrued expenses	4,731	18,665
Due to related party	221,253	(93,550)
Net cash provided by (used in) operating activities	55,455	(1,567,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment deposits	(7,763,487)	(7,663,265)
Net proceeds from the sale of digital currencies	7,462,655	9,211,118
Purchase of property and equipment	(73,575)	(3,291,346)
Purchase of digital currencies	(2,098,676)	(7,374,678)
Proceeds from sale of property and equipment	70,000	-
Proceeds from sale of fully depreciated property and equipment to a related party	135,450	-
Net cash provided by (used in) investing activities	(2,267,633)	(9,118,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	563,000
Proceeds from the issuance of Series C preferred stock	-	1,125,000
Proceeds from the issuance of Series D preferred stock and warrants	-	3,000,000
Proceeds from the issuance of common stock	-	8,135,000
Proceeds from related party short term advance	118,150	-
Proceeds from notes payable	500,000	-
Repayment of notes payable	(13,229)	-
Repayment of convertible notes payable	-	(46,252)
Net cash provided by (used in) financing activities	604,921	12,776,748

Net increase (decrease) in cash	(1,607,257)	2,090,862
Cash, cash equivalents, and restricted cash - beginning of period	2,097,537	6,675
Cash, cash equivalents, and restricted cash - end of period	$490,280	$2,097,537

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$541	$3,014
Income taxes	$-	$-
Non-cash investing and financing activities:
Equipment deposits transferred to property and equipment	$11,936,497	$-
Common stock issued for common stock payable	$5,480,000	$-
Accrued preferred stock dividends	$550,554	$193,933
Common stock issued in debt incentive	$123,200	$-
Conversion of Series B preferred stock for common stock	$2,474	$5,263
Common stock issued with debt	$-	$999,869
Settlement of derivative liabilities	$-	$466,093
Common stock issued for Series C preferred stock equity incentive	$-	$384,100
Debt discount for derivative liabilities	$-	$258,460
Common stock issued for stock subscription	$-	$33,888
Notes payable issued for property and equipment	$-	$57,822
Property and equipment purchased with digital currencies	$-	$4,178

The accompanying notes are an integral part of these financial statements.

Integrated Ventures, Inc.

Notes to Financial Statements

Years Ended June 30, 2022 and 2021

1.  ORGANIZATION

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that at times may exceed federally insured limits.  For the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents at June 30, 2022.

Digital Currencies

Digital currencies consist mainly of Bitcoin and Ethereum generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies purchased for short-term investment and trading purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations. The Company had a realized gain on sale of digital currencies of $181,853 in the year ended June 30, 2022, and had a realized loss on the sale of digital currencies of $22,948 in the year ended June 30, 2021. Cryptocurrency mining revenues were $4,871,473 and $1,793,316 in the years ended June 30, 2022 and 2021, respectively.

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

During the year ended June 30, 2022, we sold used mining equipment and realized a loss on the sale of $46,999. During the years ended June 30, 2022 and 2021, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $154,180 and $238,363, respectively, to loss on disposition of property and equipment.

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

Derivatives

As of June 30, 2022 and June 30, 2021, we recorded no derivative liabilities.

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

We estimate the fair value of the derivatives using, as applicable, either the Black-Scholes pricing model or multinomial lattice models that value the derivative liability based on a probability weighted discounted cash flow model using future projections of the various potential outcomes.  We estimate the fair value of the derivative liabilities at the inception of the financial instruments, and, in the case of our convertible notes payable, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections. These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.  We reported no impairment expense for the years ended June 30, 2022 and June 30, 2021.

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

The Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of March 31, 2022, tax years 2016 through 2021 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

The Company adopted ASC 740-10, Definition of Settlement in FASB Interpretation No. 48, (“ASC 740-10”). ASC 740-10 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10. ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on its technical merits and the statute of limitations remains open. The adoption of ASC 740-10 has not had an impact on our financial statements.

Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period.  Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in-the-money” stock options and warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock.  Equivalent shares are not utilized when the effect is anti-dilutive.  For the years ended June 30, 2022 and 2021, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the FASB during the year ended June 30, 2022 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

Concentrations

During the year ended June 30, 2022, one customer accounted for 72% of sales of cryptocurrency mining equipment and 18% of total revenues.  A second customer accounted for 28% of sales of cryptocurrency mining revenues and 7% of total revenues.

During the year ended June 30, 2022, substantially all cryptocurrency mining equipment, including those units with costs included in equipment deposits as of June 30, 2022, was purchased from one supplier.

Reclassifications

Certain amounts in the financial statements for the year ended June 30, 2021 have been reclassified to conform to the presentation for the year ended June 30, 2022.

3.  GOING CONCERN

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of June 30, 2022, the Company’s current liabilities exceeded its current assets by $1,070,976 and the Company had an accumulated deficit of $46,192,164.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30:

	2022	2021

Cryptocurrency mining equipment	$14,729,772	$3,664,573
Furniture and equipment	252,974	16,366

Total	14,982,746	3,680,939
Less accumulated depreciation and amortization	(1,701,362)	(521,416)

Net	$13,281,384	$3,159,523

Depreciation and amortization expense, included in cost of revenues, for the years ended June 30, 2022 and 2021 was $1,617,032 and $408,802, respectively.

During the year ended June 30, 2022, we sold used mining equipment with a net book value of $116,999 for $70,000 resulting in a realized loss on the sale of $46,999. During the years ended June 30, 2022 and 2021, we disposed of and wrote off non-serviceable, defective mining equipment with a net book value of $154,180 and $238,363, respectively.

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

As of June 30, 2022, and June 30, 2021, equipment deposits on the condensed balance sheets totaled $2,355,167 and $7,663,265, respectively, and were comprised of payments to Bitmain and other equipment vendors, net of Wattum reimbursements and the deliveries of equipment. During the year ended June 30, 2022, equipment deposits paid to Bitmain, net of Wattum reimbursements, totaled $6,261,491. As of June 30, 2022, 10 of the 12 shipments totaling 3,957 miners had been delivered by Bitmain to the Company, Wattum and two customers of the Company.

Canaan Convey Purchase

As of June 30, 2021, the Company prepaid $990,000 to Canaan Convey Co. LTD (“Canaan Convey”) for the purchase of 250 cryptocurrency miners and freight and custom charges. As of June 30, 2022, the 250 miners had been delivered to the Company by Canaan Convey.

Sale of Miners

During the year ended June 30, 2022, the Company sold 187 miners to two non-related party for $1,678,660.

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

Effective April 1, 2021, the Company entered into a four-year employment contract with Steve Rubakh establishing annual salary at $250,000 with a quarterly bonus of $50,000 or 5,000 shares of Series B preferred stock, as determined by the Board of Directors. Bonuses of $200,000 were approved by the Board of Directors for the year ended June 30, 2022. Annual salary for Mr. Rubakh was $150,000 prior to April 1, 2021.

For the year ended June 30, 2022, the Company issued to Mr. Rubakh 200,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $2,438,900, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

Total compensation expense included in general and administrative expenses was $450,000 and $225,000 for the years ended June 30, 2022 and 2021, respectively.  Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $250,610 and $29,357 as of June 30, 2022 and June 30, 2021, respectively.

In April 2022, Mr. Rubakh advanced $118,150 to a third-party vendor on behalf of the Company. The advance is due on demand, has no interest rate, and is unsecured. Amounts due to related party, consisting of short-term advances from Mr. Rubakh, totaled $118,150 as of June 30, 2022.

Total amount due to Mr. Rubakh for accrued salary and short-term advances as of June 30, 2022 and 2021 was $368,760 and $29,357, respectively.

In August 2021, Mr. Rubakh converted 24,737 shares of Series B preferred stock into 2,473,700 shares of common stock in a transaction recorded at the par value of the shares.

On December 15, 2021, the Company and Tioga Holding, LLC, a related party owned 50% by Mr. Rubakh (“Tioga”), entered into a Property Lease and Power Purchase Agreement for the use by the Company of facilities located in Tioga, Pennsylvania.  The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.  The term of the agreement is 36 months.  Full mining operations commenced in April 2022.  During the year ended June 30, 2022, the Company incurred power expense of $96,592 from Tioga.

In December 2021, the Company sold fully depreciated property and equipment to a related party for $135,450 which was recorded in Additional Pain In Capital on the Statements of Stockholders’ Equity (Deficit) due to the related party nature of the transaction.

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

The $17,822 note was payable in twelve equal consecutive monthly installments of $1,567 and matured in September 2021.  The note had a principal balance of $0 and $6,947 as of June 30, 2022 and June 30, 2021, respectively.

The $40,000 note was payable in twelve equal consecutive monthly installments of $3,516 and matured in August 2021.  The note had a principal balance of $0 and $4,623 as of June 30, 2022 and June 30, 2021, respectively.

On June 15, 2022, the Company entered into a Loan Agreement and Promissory Note with BHP Capital NY, Inc. (“BHP”) in the amount of $500,000. The note matures on January 15, 2023, and bares a flat interest charge of $130,000 that shall not be reduced or pro-rated in the event of prepayment. This note is secured by assets and equipment of the Company. As further inducement to enter this note, the Company issued BHP 2,000,000 shares or restricted common stock. These shares were valued at $123,200 using the closing market price of the Company’s common stock on the date of issuance and were recorded as a debt discount that is being amortized to interest expense over the term of the note. The Company recorded $8,636 of interest expense for the amortization of this debt discount during the year ended June 30, 2022.

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

Each share of the Series C preferred stock is entitled to receive cumulative dividends of 12% per annum, payable monthly and accruing and compounding daily from the date of issuance of the shares.  Dividends may be paid in cash or in shares of Series C preferred stock at the discretion of the Company.  As of June 30, 2022 and 2021, the Company accrued Series C preferred stock dividends of $212,296 and $61,098, respectively.

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

As of June 30, 2022 and 2021, 1,125 shares of Series C preferred stock were issued and outstanding and recorded at stated value as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

Each share of the Series D preferred stock is entitled to receive cumulative dividends of 12% per annum, payable monthly and accruing and compounding daily from the date of issuance of the shares.  Dividends may be paid in cash or in shares of Series D preferred stock at the discretion of the Company.  As of June 30, 2022 and 2021, the Company accrued Series D preferred stock dividends of $532,191 and $132,835, respectively.

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

As of June 30, 2022 and 2021, 3,000 shares of Series D preferred stock were issued and outstanding and recorded as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of June 30, 2022 and 2021, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

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

The Company had 902,633 and 727,370 shares issued and outstanding as of June 30, 2022 and 2021, respectively.

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

During the year ended June 30, 2022, the Company issued to Mr. Rubakh 200,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $2,438,700, using the closing market price of the Company’s common stock on that date. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

In August 2021, Mr. Rubakh converted 24,737 shares of Series B preferred stock into 2,473,700 shares of common stock in a transaction recorded at the par value of the shares.

Common Stock

On January 25, 2019, the Board of Directors of the Company approved a resolution to increase the number of authorized common shares to 250,000,000.  The Company had 207,246,592 and 194,487,662 common shares issued and outstanding as of June 30, 2022 and 2021, respectively.

During the year ended June 30, 2021, the Company issued a total of 91,323,202 shares of its common stock:  30,000,000 shares issued for cash of $8,135,000; 52,723,031 shares in conversion of $960,311 note principal, $34,258 accrued interest payable, and $5,300 in fees; 55,555 shares in the repayment of a stock subscription payable of $33,888, 281,616 shares for services valued at $49,149; 5,263,000 shares issued in conversion of Series B preferred stock recorded at par value of $5,263; and 3,000,000 shares issued as equity incentive shares in the sale of Series C and D preferred stock recorded at total market value of $384,100 and recorded as a cost of capital.  No gain or loss was recorded as the conversions were completed within the terms of the debt agreements and the transactions resulted in the extinguishment of derivative liabilities totaling 466,093.

During the year ended June 30, 2022, the Company issued a total of 12,758,930 shares of its common stock:  2,473,700 shares issued in conversion of Series B preferred stock recorded at par value of $2,474; 8,000,000 shares for common stock payable of $5,480,000, 285,230 shares for services valued at $45,943, and $2,000,000 shares as an inducement to enter Promissory Note (see Note 9).

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

12.  WARRANTS

As discussed in Note 10, the Company issued warrants in February 2021 to purchase 11,000,000 shares of its common stock in connection with the sale of Series D preferred stock.  The Company issued warrants to purchase 30,000,000 warrants in April 2021 in connection with the sale of common stock.

A summary of the Company’s warrants as of June 30, 2022, and changes during the year then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2021	41,000,000	$0.30
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable at June 30, 2022	41,000,000	$0.30	3.72	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0362 as of June 30, 2022, which would have been received by the holders of in-the-money warrants had the holders exercised their warrants as of that date.

13.  COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Leases

As of June 30, 2022, the Company had no obligation for future lease payments under non-cancelable operating leases.  However, the Company has entered into three agreements described below related to its cryptocurrency mining operations pursuant to which the Company’s sole obligation is to pay monthly a contractual rate per kilowatt hour of electricity consumed.

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

Lease, Hosting, and Energy Services Agreement

On May 7, 2021, the Company and PetaWatt entered into a Lease, Hosting and Energy Services Agreement for the Carthage, New York facility for a period of 36 months.  The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.  The Company made a prepayment of $300,000 upon signing the agreement, to be drawn down with monthly invoices submitted to the Company by PetaWatt.  As of June 30, 2022 and June 30, 2021, the remaining prepayment balance was $0 and $193,870, respectively, which amounts were included in prepaid expenses and other current assets in the accompanying balance sheet.  Due to PetaWatt’s financial difficulties, the Company discontinued its cryptocurrency mining operations in New York and the agreement was terminated.  All mining equipment had been shipped to Tioga, Pennsylvania and Kearney, Nebraska as of March 11, 2022 where full mining operations commenced again in April 2022.

Compute North Power Purchase and Hosting Agreements

On March 8, 2021, the Company and Compute North LLC (“Compute North”) entered into a Master Agreement for the colocation and management of the Company’s cryptocurrency mining operations. The Company submits Order Forms to Compute North to determine the location of the hosted facilities, the number of cryptocurrency miners, the term of the services provided and the contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement also provides the Company the option to purchase cryptocurrency mining equipment from Compute North. The initial Order form was for 425 miners in Kearney, Nebraska for a term of 3 years and 250 miners in Savoy, Texas for a term of 3 years. The parties subsequently consolidated the cryptocurrency mining operations in the Kearney, Nebraska facility. This agreement required an initial deposit of $78,147, which was included in deposits in the accompanying balance sheet. The Company has an ongoing obligation under the agreement to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. Nebraska operations commenced in September 2021.

On June 3, 2022, the Company and Compute North entered into a second Master Agreement for the colocation and management of the Company’s cryptocurrency mining operations. The Company executed Order Forms to Compute North to determine the number of cryptocurrency miners, the term of the services provided and the contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement also provides the Company the option to purchase cryptocurrency mining equipment from Compute North. No cryptocurrency mining equipment has been purchased under this agreement. The final Order Form was to host 1,675 miners in Wolf Hollow, Texas for a term of 5 years. This agreement required an initial deposit of $500,000, which had not been paid as of June 30, 2022. The Company has an ongoing obligation under the agreement to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. Full mining operations had not commenced as of June 30, 2022. The Company estimates these miners will be connected and placed into service in early October 2022.

Tioga Property Lease and Power Purchase Agreement

On December 15, 2021, the Company and Tioga Holding, LLC, a related party, entered into a Property Lease and Power Purchase Agreement for the use by the Company of facilities located in Tioga, Pennsylvania.  The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The term of the agreement is 36 months. Full mining operations commenced in April 2022.

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

14.  INCOME TAXES

For the years ended June 30, 2022 and 2021, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of June 30, 2022, the Company has net operating loss carry forwards of approximately $3,276,815 that expire through the year 2040. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s income tax expense (benefit) differs from the “expected” tax expense (benefit) for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to income (loss) before income taxes), as follows:

	Years Ended June 30,
	2022	2021

Tax benefit at the statutory rate	$(118,758)	$(4,710,947)
State income taxes, net of federal income tax benefit	(248,245)	(210,324)
Non-deductible items	556,524	4,787,602
Non-taxable items	-	-
Change in valuation allowance	(189,521)	133,669

Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2015 through 2021 remain open to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax asset at June 30, 2022 and 2021, respectively, are as follows:

	June 30,
	2022	2021

Net operating loss carryforward	$688,131	$498,610
Less valuation allowance	(688,131)	(498,610)

Net	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets as of June 30, 2022 and 2021 were fully offset by a 100% valuation allowance.

15.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Amendment of Securities Purchase Agreements

Subsequent to June 30, 2022, the Company entered into two letter agreements in connection with a previous offering described as follows.  On March 30, 2021, Integrated Ventures, Inc. (the “Company”) entered into securities purchase agreements (the “Purchase Agreements”) with two institutional investors (the “Purchasers”), for the offering (the “Offering”) of (i) 30,000,000 shares of common stock (“Shares”), par value $0.001 per share, of the Company (“Common Stock”) and (ii) common stock purchase warrants (“Warrants”) to purchase up to an aggregate of 30,000,000 shares of Common Stock, which are exercisable for a period of five years after issuance at an initial exercise price of $0.30 per share, subject to certain adjustments, as provided in the Warrants, with each of the Purchasers receiving Warrants in the amount equal to 100% of the number of Shares purchased by such Purchaser and each Share and accompanying Warrant offered at a combined offering price of $0.30.

On September 13, 2022, the Company and one of the Purchasers entered into a letter agreement (the “September 13 Amendment Agreement”) whereby the Company agreed to amend the terms of such Purchaser’s Warrants to purchase up to 15 million shares to provide effective as of June 29, 2022 reduce the exercise price thereof to $0.001, subject to adjustment therein, and waive the “exploding feature” of the Anti-Dilution Provision in the Warrant that would otherwise have effected an increase in the number of warrant shares as a result of an exercise price reduction so as to result in the same aggregate value of the warrant shares multiplied by the exercise price. Additionally, other than an Exempt Issuance, as defined in the Warrants, from the date hereof until 90 days after the date hereof, neither the Company nor any subsidiary of the Company may issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents (as defined in the Warrants).

On September 15, 2022, the Company and the other Purchaser entered into a letter agreement (the “September 15 Amendment Agreement”) whereby the Company agreed to amend the terms of such Purchaser’s Warrants to purchase up to 15 million shares, effective as of August 30, 2022, to reduce the exercise price thereof to $0.001, subject to adjustment therein, and waive the “exploding feature” of the Anti-Dilution Provision in the Warrant that would otherwise have effected an increase in the number of warrant shares as a result of an exercise price reduction so as to result in the same aggregate value of the warrant shares multiplied by the exercise price. Additionally, other than an Exempt Issuance, as defined in the Warrants, from the date hereof until 90 days after the date hereof, neither the Company nor any subsidiary of the Company may issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents (as defined in the Warrants).

Issuances of Common Shares

Subsequent to June 30, 2022, Mr. Rubakh converted 190,000 shares of Series B preferred stock into 19,000,000 shares of common stock in a transaction recorded at the par value of the shares.

Subsequent to June 30, 2022, the Company issued 20,507,692 shares of common stock as a result of warrants exercised.

Issuances of Series B Preferred Stock

Subsequent to June 30, 2022, Company issued to Mr. Rubakh 50,000 shares of Series B convertible preferred stock.

Hosting Facility Deposits

Subsequent to June 30, 2022, the Company paid a deposit of $500,000 as required by the second Master Agreement entered with Compute North (See Note 13).

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of June 30, 2022, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of June 30, 2022, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of June 30, 2022, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2022, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this report. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, at 18385 Route 287, Tioga, PA 16946 (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

Other Information about our Board of Directors

During our fiscal year ended June 30, 2022, our Board of Directors acted by written consent [ ] times.

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

Section 16(a) Compliance by Officers and Directors

Based solely upon a review of Mr. Steve Rubakh, our CEO, we believe that we did not need to, and we did not file any Forms 3, 4 or 5 during the fiscal year ended June 30, 2022.

Item 11. Executive Compensation.

General

We have one executive officer, who is currently our only employee. The Board of Directors of the Company has set the annual base compensation of Steve Rubakh at $250,000, effective April 1. 2021, resulting in an annual salary of $250,000 for the fiscal year ended June 30, 2022. Mr. Rubakh’s annual compensation was $250,000 and $175,000 for each of the fiscal years ended June 30, 2022 and 2021. The Board of Directors may also declare bonuses for Mr. Rubakh. The Board of Directors also has issued shares of Series B Preferred Stock to Mr. Rubakh for additional compensation. The number of shares issued is at the discretion of the Board of Directors.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities, including that of director, during fiscal years 2022, 2021 and 2020 awarded to, earned by or paid to our executive officer.

Name and Principal Position	Year	Salary (2) ($)	Bonus (2) ($)	Stock Awards (3) ($)	Option and Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Steve Rubakh	2022	250,000	200,000	2,438,900	-	-	-	-	2,888,900
Chief Executive Officer,	2021	175,000	50,000	16,537,500	-	-	-	-	16,762,500
Chief Financial Officer and Director(1)	2020	150,000	-	120,000	-	-	-	-	270,000

(1)	Mr. Rubakh was appointed as CEO, CFO and Director on April 1, 2015.

(2)

The Board of Directors of the Company set the annual compensation for Steve Rubakh to include annual salary of $150,000 per year through March 31, 2021 and $250,000 effective April 1, 2021. In addition, the Board of Directors approved a bonus of $50,000 per quarter beginning the quarter ended June 30, 2021.

(3)

For the years ended June 30, 2022, 2021 and 2020, the Board of Directors authorized the issuance of 200,000, 350,000 and 100,000 shares of Series B preferred stock, respectively, as part of Mr. Rubakh’s compensation package. The Series B preferred stock is convertible into 100 shares of common stock and is valued for financial reporting purposes on an “as converted to common” basis, using the closing market price of the Company’s common stock on the issuance date.

Accrued compensation payable to Steve Rubakh as of June 30, 2022 and 2021 was $250,610 and $29,357, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock, Series A Preferred Stock and Series B preferred stock as of September 20, 2022, for:

i.	each person or entity who, to our knowledge, beneficially owns more than 5% of each class or series of our outstanding stock;
ii.	each executive officer and named officer;
iii.	each director; and
iv.	all of our officers and directors as a group.

Except as indicated in the footnotes to the following table, the persons named in the table has sole voting and investment power with respect to all shares of common stock and preferred stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 18385 Route 287, Tioga, PA 16946.

	Name of	Amount and Nature of		Percent of	Total Voting
Title of Class	Beneficial Owners	Ownership(1)		Class(2)	Shares

Common stock, $0.001 par value	Steve Rubakh(3) 18385 Route 287 Tioga, PA 16946	9,047,757	(3)	4.41%	9,047,757	(3)

Series A preferred stock, $0.001 par value	Steve Rubakh(3)(4)	500,000		100.0%	500,000,000

Series B preferred stock, $0.001 par value	Steve Rubakh(3)(5)	702,633		100.0%	70,263,300

Series C preferred stock, $0.001 par value	BNY Capital NY, Inc. (6)	3,000		100.0%	*

Series D preferred stock, $0.001 par value	BNY Capital NY, Inc. (6)	4,000		100.0%	*

Total voting shares	Steve Rubakh				579,311,057

All officers and directors (one person)					579,311,057

Percentage of voting shares					74.73%

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

(2)	As of September 20, 2022, a total of 246,754,284 shares of the Company’s common stock are outstanding.

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

Applicable percentage ownership in the preceding table is based on approximately 246,754,284 shares of common stock outstanding as of September 20, 2022 plus, for everyone, any securities that individual has the right to acquire within 60 days of September 20, 2022. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

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

The Board of Directors of the Company set the current annual compensation for Steve Rubakh to include annual salary of $250,000 per year effective April 1, 2021. Total compensation expense included in general and administrative expenses was $450,000 and $225,000 for the years ended June 30, 2022 and 2021, respectively. Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $250,610 and $29,357 as of June 30, 2022 and 2020, respectively.

During the year ended June 30, 2022, the Company issued to Mr. Rubakh 200,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $2,438,900, using the closing market price of the Company’s common stock on that date. During the year ended June 30, 2021, the Company issued to Mr. Rubakh 350,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $16,537,500, using the closing market price of the Company’s common stock on that date. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

Subsequent to June 30, 2022, Mr. Rubakh converted 190,000 shares of Series B preferred stock into 19,000,000 shares of common stock in a transaction recorded at the par value of the shares.

Director Independence

We currently have no independent directors as that term is defined in Rule 4200 of Nasdaq’s listing standards.

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the years ended June 30, 2022 and 2021, the aggregate fees billed by M&K CPAS PLLC for professional services rendered for the audit (including quarterly reviews) of our annual consolidated financial statements included in our annual report on Form 10-K were $47,500 and $65,900, respectively.

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

4.2	Form of September 13 Amendment Agreement [Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on September 16, 2022]

4.3	Form of September 15 Amendment Agreement [Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on September 16, 2022]

10.1

Amendment dated November 16, 2020 to Securities Purchase Agreement, dated August 4, 2020, between the Company and Eagle Equities, LLC, and to Convertible Redeemable Note due February 4, 2020 issued August 4, 2020 to Eagle Equities, LLC [Incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K, filed with the SEC on November 18, 2020]

10.2

Securities Purchase Agreement, dated as of August 4, 2020, between the Company and Eagle Equities, LLC [Incorporated by reference to Exhibit 10.33 to our Current Report on Form 8-K, filed with the SEC on August 10, 2020]

61

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

10.10	Master Agreement, dated March 8, 2021, by and between the Company and Compute North LLC [Incorporated by reference to Exhibit 10.10 to our Form 10-K filed September 24, 2021]

10.11	Securities Purchase Agreement, dated as of February 5, 2021, by and between the Company and BHP Capital NY, Inc. [Incorporate by reference to Exhibit 10.11 to our Form 10-K filed September 24, 2021]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer, filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer, filed herewith

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

/s/ Steve Rubakh	September 27, 2022
Steve Rubakh, Principal Executive Officer and Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.