Form 10-Q
period 2022-09-30
INTEGRATED VENTURES, INC.
filed 2022-11-14
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 250,671,076 shares of its common stock, $0.001 par value, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

INTEGRATED VENTURES, INC.
CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2022	2022
	(Unaudited)

ASSETS
Current assets:
Cash	$141,088	$490,280
Prepaid expenses and other current assets	10,120	2,500
Total current assets	151,208	492,780

Non-current assets:
Equipment deposits	-	2,355,167
Property and equipment, net of accumulated depreciation and amortization of $2,037,962 and $1,688,399 as of September 30, 2022 and June 30 2022, respectively	15,190,145	13,281,384
Digital currencies	29,783	72,885
Deposits	578,847	78,847
Total non-current assets	15,798,775	15,788,283

Total assets	$15,949,983	$16,281,063

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$87,114	$55,961
Accrued preferred stock dividends	897,742	744,487
Accrued expenses	65,000	9,112
Due to related party	476,557	368,760
Notes payable, net of debt discount of $61,600 and $114,564 as of September 30, 2022 and June 30, 2022, respectively	438,400	385,436
Total current liabilities	1,964,813	1,563,756

Mezzanine:
Series C preferred stock, $0.01 par value, (3,000 shares authorized, 1,125 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively.	1,125,000	1,125,000
Series D preferred stock, $0.01 par value, (4,000 shares authorized, 3,000 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively.	3,000,000	3,000,000

Commitments and contingencies	-	-

Stockholders' equity:
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively)	500	500
Series B preferred stock, $0.001 par value, (1,000,000 shares authorized, 762,633 and 902,633 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively)	763	903
Common stock, $0.001 par value; 750,000,000 shares authorized; 246,754,284 and 207,246,592 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	246,755	207,247
Additional paid in capital	56,905,990	56,575,821
Accumulated deficit	(47,293,838)	(46,192,164)
Total stockholders' equity	9,860,170	10,592,307

Total liabilities, mezzanine and stockholders' equity	$15,949,983	$16,281,063

The accompanying notes are an integral part of these condensed financial statements.

INTEGRATED VENTURES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021

Revenue:
Cryptocurrency mining	$555,365	$1,040,071
Sales of cryptocurrency mining equipment	-	875,017
Total revenue, net	555,365	1,915,088

Cost of revenues	768,892	1,072,943

Gross profit (loss)	(213,527)	842,145

Operating expenses:
General and administrative	393,273	211,379
Total operating expenses	393,273	211,379

Income (loss) from operations	(606,800)	630,766

Other income (expense):
Interest expense	(108,852)	(382)
Realized gain (loss) on sale of digital currencies	(24,015)	717,073
Loss on disposition of property and equipment	(46,715)	-
Total other income (expense)	(179,582)	716,691

Income (loss) before income taxes	(786,382)	1,347,457
Provision for income taxes	-	-

Net income (loss)	$(786,382)	$1,347,457

Deemed dividend for warrant modification	(162,037)	-

Dividends on Preferred Stock	(153,255)	(131,509)

Net income (loss) attributable to shareholders	$(1,101,674)	$1,215,948

Net income (loss) per common share attributable to shareholders, basic	$(0.00)	$0.01
Net income (loss) per common share attributable to shareholders, diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding, basic	$224,411,893	$203,610,667
Weighted average number of common shares outstanding, diluted	$224,411,893	$285,528,379

The accompanying notes are an integral part of these condensed financial statements.

INVESTVIEW, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)

	Series C		Series D		Series A		Series B				Common	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance, June 30, 2021	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	727,370	$727	194,487,662	$194,488	$5,480,000	$48,365,263	$(45,076,096)	$8,964,882
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(24,737)	(24)	2,473,700	2,474	-	(2,450)	-	-
Issuance of common shares for common stock payable	-	-	-	-	-	-	-	-	8,000,000	8,000	(5,480,000)	5,472,000	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(131,509)	(131,509)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	1,347,457	1,347,457
Balance, September 30, 2021	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	702,633	$703	204,961,362	$204,962	$-	$53,834,813	$(43,860,148)	$10,180,830

Balance, June 30, 2022	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	902,633	$903	207,246,592	$207,247	$-	$56,575,821	$(46,192,164)	$10,592,307
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(190,000)	(190)	19,000,000	19,000	-	(18,810)	-	-
Issuance of Series B preferred stock for related party compensation	-	-	-	-	-	-	50,000	50	-	-	-	207,450	-	207,500
Issuance of common shares for exercise of warrants	-	-	-	-	-	-	-	-	20,507,692	20,508	-	(20,508)	-	-
Deemed dividend for warrant modification	-	-	-	-	-	-	-	-	-	-	-	162,037	(162,037)	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(153,255)	(153,255)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(786,382)	(786,382)
Balance, September 30, 2022	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	762,633	$763	246,754,284	$246,755	$-	$56,905,990	$(47,293,838)	$9,860,170

The accompanying notes are an integral part of these condensed financial statements.

INTEGRATED VENTURES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Month Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(786,382)	$1,347,457
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	432,205	300,855
Stock-based compensation - related party	207,500	-
Loss on disposition of property and equipment	46,715	-
Amortization of debt discount	52,964	-
Realized loss (gain) on sale of digital currencies	24,015	(717,073)
Changes in operating assets and liabilities:
Digital currencies	(557,198)	(1,040,071)
Prepaid expenses and other current assets	(7,620)	136,694
Deposits	(500,000)	-
Accounts payable	31,153	(47,944)
Accrued expenses	55,888	(1,418)
Due to related party	107,797	21,841
Net cash provided by (used in) operating activities	(892,963)	341

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment deposits	(32,514)	(2,186,786)
Net proceeds from the sale of digital currencies	626,746	1,985,560
Purchase of digital currencies	(50,461)	(1,197,744)
Net cash provided by (used in) investing activities	543,771	(1,398,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	(11,570)
Net cash provided by (used in) financing activities	-	(11,570)

Net increase (decrease) in cash	(349,192)	(1,410,199)
Cash, cash equivalents, and restricted cash - beginning of period	490,280	2,097,537
Cash, cash equivalents, and restricted cash - end of period	$141,088	$687,338

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$382
Income taxes	$-	$-
Non-cash investing and financing activities:
Equipment deposits transferred to property and equipment	$2,387,681	$390,786
Common stock issued for common stock payable	$-	$5,480,000
Accrued preferred stock dividends	$153,255	$131,509
Conversion of Series B preferred stock for common stock	$19,000	$2,474
Common stock issued with warrants	$20,508	$-
Deemed dividend for warrant modification	$162,037	$-

The accompanying notes are an integral part of these condensed financial statements.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Three Months Ended September 30, 2022

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  The results of operations for the interim period ended September 30, 2022 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2023. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2022 filed on September 28, 2022 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Digital Currencies

Digital currencies consist mainly of Bitcoin and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies purchased for short-term investment and trading purposes.  Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”).  An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired.  Impairment exists when the carrying amount exceeds its fair value.  In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists.  If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary.  If the Company concludes otherwise, it is required to perform a quantitative impairment test.  To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset.  Subsequent reversal of impairment losses is not permitted.  Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations.  The Company had realized gain (losses) on sale of digital currencies of $(24,015) and $717,073 in the three months ended September 30, 2022 and 2021, respectively.  Cryptocurrency mining revenues were $555,365 and $1,040,071 in the three months ended September 30, 2022 and 2021, respectively.

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

During the three months ended September 30, 2022, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $46,715 to loss on disposition of property and equipment.

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

Derivatives

As of September 30, 2022, and June 30, 2022, the Company had no derivative liabilities.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.  We reported no impairment expense for the three months ended September 30, 2022 and 2021.

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

Income Taxes

The Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2022, tax years 2016 through 2021 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period.  Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in-the-money” stock options and warrants using the treasury stock method, convertible debt, and convertible preferred stock, were exercised or converted into common stock.  Equivalent shares are not utilized when the effect is anti-dilutive.  For the three months ended September 30, 2022 and 2021, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the FASB during the three months ended September 30, 2022, and through the date of filing this report which the Company believes will have a material impact on its financial statements.

Concentrations

During the three months ended September 30, 2021, one customer accounted for 100% of sales of cryptocurrency mining equipment and 46% of total revenues. During the three months ended September 30, 2022, there were no sales of cryptocurrency mining equipment.

Reclassifications

Certain amounts in the financial statements for prior year periods have been reclassified to conform to the presentation for the current year periods.

3.  GOING CONCERN

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities.  As of September 30, 2022, the Company’s current liabilities exceeded its current assets by $1,813,605 and the Company had an accumulated deficit of $47,293,838.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2022	June 30, 2022

Cryptocurrency mining equipment	$16,988,096	$14,729,772
Furniture and equipment	240,011	240,011

Total	17,228,107	14,969,783
Less accumulated depreciation and amortization	(2,037,962)	(1,688,399)

Net	$15,190,145	$13,281,384

Depreciation and amortization expense, included in cost of revenues, for the three months ended September 30, 2022 and 2021 was $432,205 and $300,855, respectively.

During the three months ended September 30, 2022 and 2021, we disposed of and wrote off non-serviceable, defective mining equipment with a net book value of $46,715 and $0, respectively.

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

As of September 30, 2022, and June 30, 2022, equipment deposits totaled $0 and $2,355,167, respectively, including $0 and $6,261,491 paid to Bitmain under the Bitmain Agreement (net of Wattum reimbursements and deliveries of equipment).  As of September 30, 2022, 12 of the 12 shipments totaling 2,333 miners had been delivered by Bitmain to the Company, Wattum and two customers of the Company.

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

Effective July 1, 2022, the Board of Directors agreed to update Mr. Rubakh’s compensation setting his annual salary at $250,000 with a quarterly bonus of $50,000 and 50,000 shares of Series B preferred stock.

In accordance with the above Board approval, for the three months ended June 30, 2022, the Company issued to Mr. Rubakh 50,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $207,500, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

During the three months ended September 30, 2021, Mr. Rubakh’s annual salary was $250,000. In addition, quarterly bonuses of $50,000 were approved by the Board of Directors for the three months ended September 30, 2021.

Total compensation expense included in general and administrative expenses was $320,000 and $112,500 for the three months ended September 30, 2022 and 2021, respectively.  Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $358,407, and $250,610 as of September 30, 2022 and June 30, 2022, respectively.

In April 2022, Mr. Rubakh advanced $118,150 to a third-party vendor on behalf of the Company. The advance is due on demand, has no interest rate, and is unsecured. Amounts due to related party, consisting of short-term advances from Mr. Rubakh, totaled $118,150 as of September 30, 2022 and June 30, 2022.

Total amount due to Mr. Rubakh for accrued salary and short-term advances as of September 30, 2022 and June 30, 2022 was $476,557 and $368,760, respectively.

During the three months ended September 30, 2022, Mr. Rubakh converted 190,000 shares of Series B preferred stock into 19,000,000 shares of common stock in a transaction recorded at the par value of the shares.

During the three months ended September 30, 2021, Mr. Rubakh converted 24,737 shares of Series B preferred stock into 2,473,700 shares of common stock in a transaction recorded at the par value of the shares.

On December 15, 2021, the Company and Tioga Holding, LLC, a related party owned 50% by Mr. Rubakh (“Tioga”), entered into a Property Lease and Power Purchase Agreement for the use by the Company of facilities located in Tioga, Pennsylvania.  The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.  The term of the agreement is 36 months.  Full mining operations commenced in April 2022.  During the three months ended September 30, 2022, the Company incurred power expense of $110,957 from Tioga.

7.  NOTES PAYABLE

On June 15, 2022, the Company entered into a Loan Agreement and Promissory Note with BHP Capital NY, Inc. (“BHP”) in the amount of $500,000. The note matures on January 15, 2023, and bares a flat interest charge of $130,000 that shall not be reduced or pro-rated in the event of prepayment. This note is secured by assets and equipment of the Company. As further inducement to enter this note, the Company issued BHP 2,000,000 shares or restricted common stock. These shares were valued at $123,200 using the closing market price of the Company’s common stock on the date of issuance and were recorded as a debt discount that is being amortized to interest expense over the term of the note. The Company recorded $55,888 of interest expense for amortization of this debt discount for the three months ended September 30, 2022.

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

Each share of the Series C preferred stock is entitled to receive cumulative dividends of 12% per annum, payable monthly and accruing and compounding daily from the date of issuance of the shares.  Dividends may be paid in cash or in shares of Series C preferred stock at the discretion of the Company.  As of September 30, 2022 and June 30, 2022, the Company accrued Series C preferred stock dividends of $254,394 and $212,296, respectively.

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

As of September 30, 2022 and June 30, 2022, 1,125 shares of Series C preferred stock were issued and outstanding and recorded at stated value as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

Each share of the Series D preferred stock is entitled to receive cumulative dividends of 12% per annum, payable monthly and accruing and compounding daily from the date of issuance of the shares.  Dividends may be paid in cash or in shares of Series D preferred stock at the discretion of the Company.  As of September 30, 2022 and June 30, 2022, the Company accrued Series D preferred stock dividends of $643,348 and $532,191, respectively.

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

As of September 30, 2022 and June 30, 2022, 3,000 shares of Series D preferred stock were issued and outstanding and recorded as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

The Company has 1,000,000 shares of Series A preferred stock authorized, with  shares issued and outstanding as of September 30, 2022 and June 30, 2022, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

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

During the three months ended September 30, 2021, Mr. Rubakh converted 24,737 shares of Series B preferred stock into 2,473,700 shares of common stock in a transaction recorded at the par value of the shares.

During the three months ended September 30, 2022, Mr. Rubakh converted 190,000 shares of Series B preferred stock into 190,000,000 shares of common stock in a transaction recorded at the par value of the shares.

For services provided during the three months ended June 30, 2022, the Company issued to Mr. Rubakh 50,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $207,500, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

The Company had 762,633 and 902,633 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively.

Common Stock

On January 25, 2019, the Board of Directors of the Company approved a resolution to increase the number of authorized common shares to 250,000,000.  The Company had 246,754,284 and 207,246,592 common shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively.

During the three months ended September 30, 2022, the Company issued a total of 39,507,692 shares of its common stock: 19,000,000 shares issued in conversion of Series B preferred stock recorded at par value of $19,000 and 20,507,692 shares for the cash-less exercise of warrants recorded at par value of $20,508.

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

The Company also issued warrants to purchase 30,000,000 shares of its common stock in April 2021 in connection with the sale of common stock. During the three months ended September 30, 2022, the Company entered into two letter agreements in connection with this offering described as follows.  On March 30, 2021, Integrated Ventures, Inc. (the “Company”) entered into securities purchase agreements (the “Purchase Agreements”) with two institutional investors (the “Purchasers”), for the offering (the “Offering”) of (i) 30,000,000 shares of common stock (“Shares”), par value $0.001 per share, of the Company (“Common Stock”) and (ii) common stock purchase warrants (“Warrants”) to purchase up to an aggregate of 30,000,000 shares of Common Stock, which are exercisable for a period of five years after issuance at an initial exercise price of $0.30 per share, subject to certain adjustments, as provided in the Warrants, with each of the Purchasers receiving Warrants in the amount equal to 100% of the number of Shares purchased by such Purchaser and each Share and accompanying Warrant offered at a combined offering price of $0.30.

On September 13, 2022, the Company and one of the Purchasers entered into a letter agreement (the “September 13 Amendment Agreement”) whereby the Company agreed to amend the terms of such Purchaser’s Warrants to purchase up to 15 million shares to provide effective as of June 29, 2022. The amendment reduced the exercise price thereof to $0.001, subject to adjustment therein, and waived the “exploding feature” of the Anti-Dilution Provision in the Warrant that would otherwise have effected an increase in the number of warrant shares as a result of an exercise price reduction so as to result in the same aggregate value of the warrant shares multiplied by the exercise price. Additionally, other than an Exempt Issuance, as defined in the Warrants, from the date hereof until 90 days after the date hereof, neither the Company nor any subsidiary of the Company may issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents (as defined in the Warrants).

On September 15, 2022, the Company and the other Purchaser entered into a letter agreement (the “September 15 Amendment Agreement”) whereby the Company agreed to amend the terms of such Purchaser’s Warrants to purchase up to 15 million shares, effective as of August 30, 2022. The amendment reduced the exercise price thereof to $0.001, subject to adjustment therein, and waived the “exploding feature” of the Anti-Dilution Provision in the Warrant that would otherwise have effected an increase in the number of warrant shares as a result of an exercise price reduction so as to result in the same aggregate value of the warrant shares multiplied by the exercise price. Additionally, other than an Exempt Issuance, as defined in the Warrants, from the date hereof until 90 days after the date hereof, neither the Company nor any subsidiary of the Company may issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents (as defined in the Warrants).

The effect of these modifications was measured as the excess of the fair value of the amended Purchaser’s Warrants over the fair value of the Purchaser’s Warrants immediately before the amendments which amounted to $162,037 and was recognized as a dividend due to the substance of the modification not indicating the issuer has incurred a cost that should be expensed.

During the three mothed ended September 30, 2022, we issued 20,507,692 shares of common stock for the cash-less exercise of 20,894,900 warrants.

A summary of the Company’s warrants as of September 30, 2022, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding as of June 30, 2022	41,000,000	$0.30
Granted	-	$-
Exercised	(20,507,692)	$0.001
Forfeited or expired	(387,208)	$0.001

Outstanding and exercisable as of September 30, 2022	20,105,100	$0.165	3.44	$269,511

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0306 as of September 30, 2022, which would have been received by the holders of in-the-money warrants had the holders exercised their warrants as of that date.

13.  COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Leases

As of September 30, 2022, the Company had no obligation for future lease payments under non-cancelable operating leases.  However, the Company has entered into three agreements described below related to its crypto currency mining operations pursuant to which the Company’s sole obligation is to pay monthly a contractual rate per kilowatt hour of electricity consumed.

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

On June 3, 2022, the Company and Compute North entered into a second Master Agreement for the colocation and management of the Company’s cryptocurrency mining operations. The Company executed Order Forms to Compute North to determine the number of cryptocurrency miners, the term of the services provided and the contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement also provides the Company the option to purchase cryptocurrency mining equipment from Compute North. No cryptocurrency mining equipment has been purchased under this agreement. The final Order Form was to host 1,675 miners in Wolf Hollow, Texas for a term of 5 years. This agreement required an initial deposit of $500,000, which had been paid as of September 30, 2022 and was recorded as a Deposit on the Balance Sheets. The Company has an ongoing obligation under the agreement to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. Full mining operations had not commenced as of September 30, 2022.

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

Service Agreement

On January 25, 2022, the Company and Bitkern Consulting, Inc. (“Bitkern”) entered into a Services Agreement for the Company’s Tioga, Pennsylvania mining operations.  Bitkern is to provide: management of schedules of deliveries of mining equipment; receive and install mining equipment; install mining software, as needed, and maintain the mining equipment after installation.  The agreement shall remain in efect for an indefinite period until terminated by either party in accordance with terms of the agreement.  The Company is to pay monthly a contractual rate of $0.005 per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.  Other costs of repairs and maintenance incurred by Bitkern, including materials and subcontractors, will be reimbursed by the Company.

14.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Issuances of Commons Shares

Subsequent to September 30, 2022, the Company issued 3,916,792 shares of common stock as a result of warrants exercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in this Quarterly Report and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

As of September 30, 2022, the Company owned a total of approximately 3,101 miners in three locations, Kearney, Nebraska, Tioga, Pennsylvania, and Wolf Hallow, Texas. During a prior year and due to PetaWatt’s financial difficulties, the Company has discontinued its cryptocurrency mining operations in New York. All mining equipment previously operating in New York has been relocated to Tioga, Pennsylvania.  Some of these miners and new Bitmain miners delivered to Tioga, Pennsylvania, Kearney, Nebraska and Wolf Hollow, Texas.  Some miners were connected and placed into service in April 2022. The Company estimates that all the miners located in Wolf Hallow, Texas will be connected and placed into service before the end of 2022.

The Company will continue to (1) raise capital to purchase new mining equipment, (2) sell older and no longer profitable models and (3) expand cryptocurrency mining operations to new locations.

Financial

As of September 30, 2022, we operated our cryptocurrency mining operations in two hosted facilities located in Kearney, Nebraska, Tioga, Pennsylvania and Wolf Hollow, Texas. The hosting and power purchase agreements for the Nebraska and Pennsylvania facilities require the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.  The agreement for the Pennsylvania facility is with a related party owned 50% by Steve Rubakh, our President and Chief Executive Officer.

Revenues from our cryptocurrency mining operations were $555,365 and $1,040,071 for the three months ended September 30, 2022 and 2021, respectively. Revenues from the sales of cryptocurrency mining equipment were $0 and $875,017 for the three months ended September 30, 2022 and 2021, respectively.

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations.  We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale.  We report realized gains and losses on the sales of cryptocurrencies net of transaction costs.  As of September 30, 2022, our digital currencies at cost totaled $29,783 and were comprised of multiple denominations, primarily of Bitcoin (BTC) and Litecoin (LTC).

Historically, we have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable and preferred stock. During the three months ended September 30, 2022, we generated negative cash flow from operations and a loss from the sale of digital currencies. We did not incur additional debt or issue securities for cash.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2021

Revenues

Our cryptocurrency mining revenues decreased to $555,365 in the three months ended September 30, 2022 from $1,040,071 in the three months ended September 30, 2021. This decrease in revenues resulted primarily due to the weakening of cryptocurrency markets.

We also have decreased revenues from the sale of cryptocurrency mining equipment that have been either newly purchased or refurbished for resale. Such sales totaled $0 and $875,017 in the three months ended September 30, 2022 and 2021, respectively. Sales of equipment will fluctuate from period to period depending on equipment available to us to sell and the current retail demand for our model of cryptocurrency mining units.

Cost of Revenues

Cost of revenues was $768,892 and $1,072,943 in the three months ended September 30, 2022 and 2021, respectively. The decrease in cost of revenues in the current fiscal year is due primarily to: decreased cryptocurrency mining revenues, costs of purchasing or assembling the cryptocurrency mining units sold, and consistent depreciation and amortization expense. Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation and amortization, operating supplies, utilities, and consulting services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing or assembling the cryptocurrency mining units sold. We reported a gross loss on revenues of $213,527 in the three months ended September 30, 2022 and a gross profit on revenues of $842,145 in the three months ended September 30, 2021. Lower cryptocurrency mining revenues in the current year resulting from lower BTC market pricing, and the increase in the number of miners purchased also contributed to the gross loss on revenues.

Operating Expenses

Our general and administrative expenses increased to $393,273 in the three months ended September 30, 2022 from $211,379 in the three months ended September 30, 2021. The increase resulted primarily from increased non-cash stock-based compensation expense. We reported non-cash, related party stock-based compensation of $207,500 in the three months ended September 30, 2022 compared to $0 in the three months ended September 30, 2021.

Other Income (Expense)

Our other income (expense) was comprised of the following for the years ended September 30:

	2022	2021

Interest expense	$(108,852)	$(382)
Realized gain (loss) on sale of digital currencies	(24,015)	717,073
Loss on disposition of property and equipment	(46,715)	-

Total other income (expense)	$(179,582)	$716,691

Our interest expense includes the amortization of debt discount and original issue discount for our convertible notes payable.  These amounts vary from period to period depending on the timing of new borrowings and the conversion of the debt to common stock by the lenders.  During the prior three months ended, we entered two notes payable totaling $17,822 and in the current three months ended we had one note payable outstanding for $500,000, resulting in an increase in interest expense compared to the prior period.

In addition to the currencies received as compensation for our mining services, we purchased various digital currencies totaling $50,461 and $1,197,744 during the three months ended September 30, 2022 and 2021, respectively. We also converted currencies from one denomination to another based on our assessment of market conditions for each respective currency.  The market values of individual currency denominations continually fluctuate, and the fluctuations may be material from day to day.   During the three months ended September 30, 2022 and 2021, we received total proceeds of $626,746 and $1,985,560, respectively, from the sale of digital currencies and incurred transactions fees totaling $1,831 and $47,431, respectively, which are deducted from the gain or loss realized.  We realized a loss on sale of digital currencies, after deducting transaction costs, of $24,015 in the three months ended September 30, 2022 and a gain on sale of digital currencies, after deducting transaction costs, of $717,073 in the three months ended September 30, 2021.

During the three months ended September 30, 202, we disposed of and write off non-serviceable, defective mining equipment with a net book value of $46,715. We did not report any gain or loss on the disposal of property and equipment during the three months ended September 30, 2021.

Net Income (Loss)

As a result, we reported a net loss of $786,382 in the three months ended September 30, 2022, compared to net income of $1,347,457 in the three months ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of September 30, 2022, we had total current assets of $151,208, including cash of $141,088 and prepaid expenses and other current assets of $10,120 and total current liabilities of $1,964,813. We had total stockholders’ equity of $9,860,170 as of September 30, 2022 compared to a stockholders’ equity of $10,592,307 as of June 30, 2022.

Sources and Uses of Cash

During the three months ended September 30, 2022, we used cash in operations of $892,963 as a result of our net loss of $786,382, non-cash loss on sale of digital currencies of $24,015, other non-cash expenses of $739,384, increases in digital currencies of $557,198, prepaid expenses of $7,620, deposits of $500,000, accounts payable of $31,153, accrued expenses of $55,888, and amounts due to related party of $107,797.

During the three months ended September 30, 2021, we provided net cash in operations of $341 as a result of our net income of $1,347,457, non-cash expense of $300,855, decrease in prepaid expenses and other current assets of $136,694, and increase in due to related party of $21,841, partially offset by non-cash gain of $717,073, increase in digital currencies of $1,040,071 and decreases in accounts payable of $47,944 and accrued expenses of $1,418.

During the three months ended September 30, 2022, we provided net cash in investing activities of $543,771, comprised of the increase in equipment deposits of $32,514, and purchase of digital currencies of $50,461, offset by net proceeds from the sale of digital currencies of $626,746.

During the three months ended September 30, 2021, we used net cash in investing activities of $1,398,970, comprised of the increase in equipment deposits of $2,186,786 and purchase of digital currencies of $1,197,744, partially offset by net proceeds from the sale of digital currencies of $1,985,560.

During the three months ended September, 2022, we had no net cash provided by or used in financing activities.

During the three months ended September 30, 2021, we had net cash used in financing activities of $11,570 comprised of repayment of notes payable.

We will have to raise funds to successfully operate our digital currency mining operations, purchase equipment and expand our operations to multiple facilities. We will have to borrow money from shareholders or issue debt or equity or enter a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us.

Going Concern

The Company has reported recurring net losses since its inception. As of September 30, 2022, the Company had an accumulated deficit of $47,293,838.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Digital Currencies

Digital currencies consist mainly of Bitcoin and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies purchased for short-term investment and trading purposes.  Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”).  An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired.  Impairment exists when the carrying amount exceeds its fair value.  In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists.  If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary.  If the Company concludes otherwise, it is required to perform a quantitative impairment test.  To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset.  Subsequent reversal of impairment losses is not permitted.  Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations.

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

During the three months ended September 30, 2022, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $46,715, to loss on disposition of property and equipment.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.  We reported no impairment expense for the three months ended September 30, 2022 and 2021.

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

OFF BALANCE SHEET ARRANGEMENTS

Operating Leases

As of September 30, 2022, the Company had no obligation for future lease payments under non-cancelable operating leases. However, the Company has entered into several agreements described below related to its crypto currency mining operations pursuant to which the Company’s sole obligation is to pay monthly a contractual rate per kilowatt hour of electricity consumed.

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

On June 3, 2022, the Company and Compute North entered into a second Master Agreement for the colocation and management of the Company’s cryptocurrency mining operations. The Company executed Order Forms to Compute North to determine the number of cryptocurrency miners, the term of the services provided and the contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement also provides the Company the option to purchase cryptocurrency mining equipment from Compute North. No cryptocurrency mining equipment has been purchased under this agreement. The final Order Form was to host 1,675 miners in Wolf Hollow, Texas for a term of 5 years. This agreement required an initial deposit of $500,000, which had been paid as of September 30, 2022 and was recorded as a Deposit on the Balance Sheets. The Company has an ongoing obligation under the agreement to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. Full mining operations had not commenced as of September 30, 2022.

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

RECENTLY ISSUED ACCOUNTING POLICIES

There were no new accounting pronouncements issued or proposed by the FASB during the three months ended September 30, 2022 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of September 30, 2022, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2022, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of September 30, 2022, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2022, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Corrective Action

Management plans to address the structure of the Board of Directors and discuss adding an audit committee during fiscal year 2023.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations, except as set forth below. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company, our common stock, or our company’s directors, officers or affiliates, any owner of record or beneficiary of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us.

ITEM 1A. RISK FACTORS

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

The future impact of the COVID-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of COVID-19 on our business, particularly on the digital currency markets. As of September 30, 2022 and June 30, 2022, our investment in property and equipment of $15,190,145 and $13,281,384, respectively, could be subject to impairment or change in valuation due to COVID-19 if our cryptocurrency mining revenues significantly decrease or we are not able to raise capital sufficient to fund our operations. In addition, any travel restrictions and social distancing requirements may make it difficult for our management to access and oversee our operations in Pennsylvania, Nebraska and Texas.

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

Our business can potentially be impacted by the effects of the COVID-19 as follows: (1) effect our financial condition, operating results and reduce cash flows; (2) cause disruption to the activities of equipment suppliers; (3) negatively effect the Company’s mining activities due to imposition of related public health measures and travel and business restrictions; (4) create disruptions to our core operations in Pennsylvania, Nebraska and Texas due to quarantines and self-isolations; (5) restrict the Company’s ability and that of its employees to access facilities and perform equipment maintenance, repairs, and programming which will lead to inability to monitor and service miners, resulting in reduced ability to mine cryptocurrencies due to miners being offline.

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

ITEM 2. UNREGISTERED SALES IN EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2022, we did not issue any securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer**

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer**

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
104	Cover Page Interactive Data File (formatted inline XBRL and contained in Exhibit 101)*

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

INTEGRATED VENTURES, INC.

Dated: November 14, 2022	By:	/s/ Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

