Form 10-Q
period 2022-12-31
INTEGRATED VENTURES, INC.
filed 2023-02-14
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 9, 2023 the registrant had 265,311,561 shares of its common stock, $0.001 par value, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

INTEGRATED VENTURES, INC.

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2022	2022
	(Unaudited)

ASSETS
Current assets:
Cash	$86,891	$490,280
Prepaid expenses and other current assets	6,310	2,500
Total current assets	93,201	492,780

Non-current assets:
Equipment deposits	-	2,355,167
Property and equipment, net of accumulated depreciation and amortization of $2,427,863 and $1,688,399 as of December 31, 2022 and June 30, 2022, respectively	14,800,244	13,281,384
Digital currencies	117,273	72,885
Deposits	578,847	78,847
Total non-current assets	15,496,364	15,788,283

Total assets	$15,589,565	$16,281,063

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$130,601	$55,961
Accrued preferred stock dividends	1,530,029	744,487
Accrued expenses	120,888	9,112
Due to related party	582,397	368,760
Notes payable, net of debt discount of $8,636 and $114,564 as of December 31, 2022 and June 30, 2022, respectively	491,364	385,436
Total current liabilities	2,855,279	1,563,756

Mezzanine:
Series C preferred stock, $0.01 par value, 3,000 shares authorized, 1,125 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively.	1,125,000	1,125,000
Series D preferred stock, $0.01 par value, 4,000 shares authorized, 3,000 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively.	3,000,000	3,000,000

Commitments and contingencies	-	-

Stockholders' equity:
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively)	500	500
Series B preferred stock, $0.001 par value, (1,000,000 shares authorized, 812,633 and 902,633 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively)	813	903
Common stock, $0.001 par value; (750,000,000 shares authorized; 250,671,076 and 207,246,592 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively)	250,672	207,247
Additional paid in capital	57,047,023	56,575,821
Accumulated deficit	(48,689,722)	(46,192,164)
Total stockholders' equity	8,609,286	10,592,307

Total liabilities, mezzanine and stockholders' equity	$15,589,565	$16,281,063

The accompanying notes are an integral part of these condensed financial statements.

INTEGRATED VENTURES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

Revenue:
Cryptocurrency mining	$370,292	$2,076,298	$925,657	$3,116,369
Sales of cryptocurrency mining equipment	-	471,593	-	1,346,610
Total revenue, net	370,292	2,547,891	925,657	4,462,979

Cost of revenues	678,690	811,398	1,447,582	1,884,341

Gross profit (loss)	(308,398)	1,736,493	(521,925)	2,578,638

Operating expenses:
General and administrative	302,251	2,068,358	695,524	2,279,737
Total operating expenses	302,251	2,068,358	695,524	2,279,737

Income (loss) from operations	(610,649)	(331,865)	(1,217,449)	298,901

Other income (expense):
Interest expense	(109,049)	(80)	(217,901)	(462)
Realized gain (loss) on sale of digital currencies	(43,899)	(189,240)	(67,914)	527,833
Loss on disposition of property and equipment	-	-	(46,715)	-
Gain on forgivness of debt	-	5,924	-	5,924
Total other income (expense)	(152,948)	(183,396)	(332,530)	533,295

Income (loss) before income taxes	(763,597)	(515,261)	(1,549,979)	832,196
Provision for income taxes	-	-	-	-

Net income (loss)	$(763,597)	$(515,261)	$(1,549,979)	$832,196

Deemed dividend for warrant modification	-	-	(162,037)	-

Dividends on Preferred Stock	(632,287)	(135,513)	(785,542)	(267,022)

Net income (loss) attributable to shareholders	$(1,395,884)	$(650,774)	$(2,497,558)	$565,174

Net income (loss) per common share attributable to shareholders, basic	$(0.01)	$(0.00)	$(0.01)	$0.00
Net income (loss) per common share attributable to shareholders, diluted	$(0.01)	$(0.00)	$(0.01)	$0.00

Weighted average number of common shares outstanding, basic	$250,075,042	$205,007,669	$237,243,468	$204,309,169
Weighted average number of common shares outstanding, diluted	$250,075,042	$205,007,669	$237,243,468	$291,226,881

The accompanying notes are an integral part of these condensed financial statements.

INVESTVIEW, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series C		Series D		Series A		Series B				Common	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance, June 30, 2021	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	727,370	$727	194,487,662	$194,488	$5,480,000	$48,365,263	$(45,076,096)	$8,964,882
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(24,737)	(24)	2,473,700	2,474	-	(2,450)	-	-
Issuance of common shares for common stock payable	-	-	-	-	-	-	-	-	8,000,000	8,000	(5,480,000)	5,472,000	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(131,509)	(131,509)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	1,347,457	1,347,457
Balance, September 30, 2021	1,125	1,125,000	3,000	3,000,000	500,000	500	702,633	703	204,961,362	204,962	-	53,834,813	(43,860,148)	10,180,830
Issuance of common stock for services	-	-	-	-	-	-	-	-	185,230	185	-	40,548	-	40,733
Issuance of Series B preferred stock for related party compensation	-	-	-	-	-	-	50,000	50	-	-	-	1,879,950	-	1,880,000
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(135,513)	(135,513)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(515,261)	(515,261)
Balance, December 31, 2021	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	752,633	$753	205,146,592	$205,147	$-	$55,755,311	$(44,510,922)	$11,450,789

Balance, June 30, 2022	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	902,633	$903	207,246,592	$207,247	$-	$56,575,821	$(46,192,164)	$10,592,307
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(190,000)	(190)	19,000,000	19,000	-	(18,810)	-	-
Issuance of Series B preferred stock for related party compensation	-	-	-	-	-	-	50,000	50	-	-	-	207,450	-	207,500
Issuance of common shares for exercise of warrants	-	-	-	-	-	-	-	-	20,507,692	20,508	-	(20,508)	-	-
Deemed dividend for warrant modification	-	-	-	-	-	-	-	-	-	-	-	162,037	(162,037)	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(153,255)	(153,255)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(786,382)	(786,382)
Balance, September 31, 2022	1,125	1,125,000	3,000	3,000,000	500,000	500	762,633	763	246,754,284	246,755	-	56,905,990	(47,293,838)	9,860,170
Issuance of common shares for exercise of warrants	-	-	-	-	-	-	-	-	3,916,792	3,917	-	(3,917)	-	-
Issuance of Series B preferred stock for related party compensation	-	-	-	-	-	-	50,000	50	-	-	-	144,950	-	145,000
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(632,287)	(632,287)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(763,597)	(763,597)
Balance, December 31, 2022	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	812,633	$813	250,671,076	$250,672	$-	$57,047,023	$(48,689,722)	$8,609,286

The accompanying notes are an integral part of these condensed financial statements.

INTEGRATED VENTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,549,979)	$832,196
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	822,106	724,880
Stock-based compensation - related party	352,500	1,880,000
Common stock issued for services	-	40,733
Loss on disposition of property and equipment	46,715	-
Amortization of debt discount	105,928	-
Gain on forgiveness of debt	-	(5,924)
Realized loss (gain) on sale of digital currencies	67,914	(527,833)
Changes in operating assets and liabilities:
Digital currencies	(935,221)	(3,116,369)
Prepaid expenses and other current assets	(3,810)	182,944
Deposits	(500,000)	-
Accounts payable	74,640	(33,086)
Accrued expenses	111,776	(3,083)
Due to related party	213,637	(6,941)
Net cash provided by (used in) operating activities	(1,193,794)	(32,483)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment deposits	(32,514)	(5,426,212)
Net proceeds from the sale of digital currencies	1,021,232	5,421,314
Purchase of digital currencies	(198,313)	(1,884,416)
Purchase of property and equipment	-	(6,782)
Net cash provided by (used in) investing activities	790,405	(1,896,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	(13,229)
Net cash provided by (used in) financing activities	-	(13,229)

Net increase (decrease) in cash	(403,389)	(1,941,808)
Cash, cash equivalents, and restricted cash - beginning of period	490,280	2,097,537
Cash, cash equivalents, and restricted cash - end of period	$86,891	$155,729

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$197	$462
Income taxes	$-	$-
Non-cash investing and financing activities:
Equipment deposits transferred to property and equipment	$2,387,681	$7,625,326
Common stock issued for common stock payable	$-	$5,480,000
Accrued preferred stock dividends	$785,542	$267,022
Conversion of Series B preferred stock for common stock	$19,000	$2,474
Common stock issued with warrants	$24,425	$-
Deemed dividend for warrant modification	$162,037	$-

The accompanying notes are an integral part of these condensed financial statements.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Six Months Ended December 31, 2022

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended September 30, 2022 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2023. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 filed on September 28, 2022 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Digital Currencies

Digital currencies consist mainly of Bitcoin and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies purchased for short-term investment and trading purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update (“ASU”) No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations. The Company had realized gain (losses) on sale of digital currencies of $(43,899) and $(189,240) in the three months ended December 31, 2022 and 2021, respectively, and of $(67,914) and $527,833 in the six months ended December 31, 2022 and 2021, respectively. Cryptocurrency mining revenues were $370,292 and $2,076,298 in the three months ended December 31, 2022 and 2021, respectively, and $925,657 and $3,116,369 in the six months ended December 31, 2022 and 2021, respectively.

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

During the six months ended December 31, 2022, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $46,715 to loss on disposition of property and equipment.

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

Derivatives

As of December 31, 2022, and June 30, 2022, the Company had no derivative liabilities.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the three and six months ended December 31, 2022 and 2021.

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

Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in-the-money” stock options and warrants using the treasury stock method, convertible debt, and convertible preferred stock, were exercised or converted into common stock. Equivalent shares are not utilized when the effect is anti-dilutive. For the three months ended December 31, 2022 and 2021 and the six months ended December 31, 2022, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

The common shares used in the computation of basic and diluted net income per share for the six months ended December 31, 2021 are reconciled as follows:

Weighted average number of shares outstanding – basic	204,309,169
Dilutive effect of convertible preferred stock	86,917,712

Weighted average number of shares outstanding – diluted	291,226,881

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the FASB during the six months ended December 31, 2022, and through the date of filing this report which the Company believes will have a material impact on its financial statements.

Concentrations

During the six months ended December 31, 2021, one customer accounted for 65% of sales of cryptocurrency mining equipment and 20% of total revenues. During the three and six months ended December 31, 2022, there were no sales of cryptocurrency mining equipment.

Reclassifications

Certain amounts in the financial statements for prior year periods have been reclassified to conform to the presentation for the current year periods.

3. GOING CONCERN

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of December 31, 2022, the Company’s current liabilities exceeded its current assets by $2,762,078 and the Company had an accumulated deficit of $48,689,722. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2022	June 30, 2022

Cryptocurrency mining equipment	$16,988,096	$14,729,772
Furniture and equipment	240,011	240,011

Total	17,228,107	14,969,783
Less accumulated depreciation and amortization	(2,427,863)	(1,688,399)

Net	$14,800,244	$13,281,384

Depreciation and amortization expense, included in cost of revenues, for the three months ended December 31, 2022 and 2021 was $389,901 and $424,025, respectively, and $822,106 and $724,880 for the six months ended December 31, 2022 and 2021, respectively.

During the six months ended December 31, 2022, we disposed of and wrote off non-serviceable, defective mining equipment with a net book value of $46,715.

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

As of December 31, 2022, and June 30, 2022, equipment deposits totaled $0 and $2,355,167, respectively, including $0 and $6,261,491 paid to Bitmain under the Bitmain Agreement (net of Wattum reimbursements and deliveries of equipment). As of December 31, 2022, 12 of the 12 shipments totaling 2,333 miners had been delivered by Bitmain to the Company, Wattum and two customers of the Company.

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

In accordance with the above Board approval, for the three and six months ended December 31, 2022, the Company issued to Mr. Rubakh 50,000 shares of Series B convertible preferred stock during the three months ended September 30, 2022 and December 31, 2022. These shares were valued on an “as converted to common” basis at $207,500 and $145,000, respectively, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

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

Total compensation expense included in general and administrative expenses was $257,500 and $1,967,500 for the three months ended December 31, 2022 and 2021, respectively and $577,500 and $2,080,000 for the six months ended December 31, 2022 and 2021, respectively. Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $464,247, and $250,610 as of December 31, 2022 and June 30, 2022, respectively.

In April 2022, Mr. Rubakh advanced $118,150 to a third-party vendor on behalf of the Company. The advance is due on demand, has no interest rate, and is unsecured. Amounts due to related party, consisting of short-term advances from Mr. Rubakh, totaled $118,150 as of December 31, 2022 and June 30, 2022.

Total amount due to Mr. Rubakh for accrued salary and short-term advances as of December 31, 2022 and June 30, 2022 was $582,397 and $368,760, respectively.

During the six months ended December 31, 2022, Mr. Rubakh converted 190,000 shares of Series B preferred stock into 19,000,000 shares of common stock in a transaction recorded at the par value of the shares.

During the six months ended December 31, 2021, Mr. Rubakh converted 24,737 shares of Series B preferred stock into 2,473,700 shares of common stock in a transaction recorded at the par value of the shares.

On December 15, 2021, the Company and Tioga Holding, LLC, a related party owned 50% by Mr. Rubakh (“Tioga”), entered into a Property Lease and Power Purchase Agreement for the use by the Company of facilities located in Tioga, Pennsylvania. The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The term of the agreement is 36 months. Full mining operations commenced in April 2022. During the three and six months ended December 31, 2022, the Company incurred power expense of $69,475 and $180,432, respectively from Tioga.

7. NOTES PAYABLE

On June 15, 2022, the Company entered into a Loan Agreement and Promissory Note with BHP Capital NY, Inc. (“BHP”) in the amount of $500,000. The note matures on January 15, 2023, and bares a flat interest charge of $130,000 that shall not be reduced or pro-rated in the event of prepayment. This note is secured by assets and equipment of the Company. As further inducement to enter this note, the Company issued BHP 2,000,000 shares or restricted common stock. These shares were valued at $123,200 using the closing market price of the Company’s common stock on the date of issuance and were recorded as a debt discount that is being amortized to interest expense over the term of the note. The Company recorded $52,964 and $105,928 of interest expense for amortization of this debt discount for the three and six months ended December 31, 2022, respectively.

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

Each share of the Series C preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Dividends may be paid in cash or in shares of Series C preferred stock at the discretion of the Company. As of December 31, 2022 and June 30, 2022, the Company accrued Series C preferred stock dividends of $427,178 and $212,296, respectively.

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

As of December 31, 2022 and June 30, 2022, 1,125 shares of Series C preferred stock were issued and outstanding and recorded at stated value as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

Each share of the Series D preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Dividends may be paid in cash or in shares of Series D preferred stock at the discretion of the Company. As of December 31, 2022 and June 30, 2022, the Company accrued Series D preferred stock dividends of $1,102,851 and $532,191, respectively.

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

As of December 31, 2022 and June 30, 2022, 3,000 shares of Series D preferred stock were issued and outstanding and recorded as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of December 31, 2022 and June 30, 2022, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

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

During the six months ended December 31, 2022, Mr. Rubakh converted 190,000 shares of Series B preferred stock into 190,000,000 shares of common stock in a transaction recorded at the par value of the shares.

For services provided during the six months ended December 31, 2022, the Company issued to Mr. Rubakh 100,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $352,500, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

During the six months ended December 31, 2021, Mr. Rubakh converted 24,737 shares of Series B preferred stock into 2,473,700 shares of common stock in a transaction recorded at the par value of the shares.

For services provided during the six months ended December 31, 2021, the Company issued to Mr. Rubakh 50,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $1,880,000, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

The Company had 812,633 and 902,633 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively.

Common Stock

On January 25, 2019, the Board of Directors of the Company approved a resolution to increase the number of authorized common shares to 750,000,000. The Company had 250,671,076 and 207,246,592 common shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively.

During the six months ended December 31, 2022, the Company issued a total of 43,424,484 shares of its common stock: 19,000,000 shares issued in conversion of Series B preferred stock recorded at par value of $19,000 and 24,424,484 shares for the cash-less exercise of warrants recorded at par value of $24,425.

During the six months ended December 31, 2021, the Company issued a total of 10,658,930 shares of its common stock: 2,473,700 shares issued in conversion of Series B preferred stock recorded at par value of $2,474, 8,000,000 shares for common stock payable of $5,480,000, and 185,230 share for services valued at $40,733.

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

During the six months ended December 31, 2022, we issued 24,424,484 shares of common stock for the cash-less exercise of 25,000,000 warrants.

A summary of the Company’s warrants as of December 31, 2022, and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding as of June 30, 2022	41,000,000	$0.30
Granted	-	$-
Exercised	(24,424,484)	$0.001
Forfeited or expired	(575,516)	$0.001

Outstanding and exercisable as of December 31, 2022	16,000,000	$0.207	3.17	$87,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.0184 as of December 31, 2022, which would have been received by the holders of in-the-money warrants had the holders exercised their warrants as of that date.

13. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Leases

As of December 31, 2022, the Company had no obligation for future lease payments under non-cancelable operating leases. However, the Company has entered into three agreements described below related to its crypto currency mining operations pursuant to which the Company’s sole obligation is to pay monthly a contractual rate per kilowatt hour of electricity consumed.

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

On June 3, 2022, the Company and Compute North entered into a second Master Agreement for the colocation and management of the Company’s cryptocurrency mining operations. The Company executed Order Forms to Compute North to determine the number of cryptocurrency miners, the term of the services provided and the contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement also provides the Company the option to purchase cryptocurrency mining equipment from Compute North. No cryptocurrency mining equipment has been purchased under this agreement. The final Order Form was to host 1,675 miners in Wolf Hollow, Texas for a term of 5 years. This agreement required an initial deposit of $500,000 which is recorded as a Deposit on the Balance Sheets. The Company has an ongoing obligation under the agreement to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. In January 2023, Compute North sold and assigned both Master Agreements to Generate Capital, LLC. Full mining operations commenced in January 2023.

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

14. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Amendment of Warrant

On February 18, 2021, pursuant to a Securities Purchase Agreement, the Company had agreed to issue BHP Capital NY, Inc. (“Holder”), 11,000,000 Warrants, convertible into 11,000,000 common shares, at a price of $0.30 per share. Subsequent to December 31, 2022, for good and valuable consideration, the Company and Holder agreed to amend the terms of the Warrant and to reduce the Exercise Price of the Warrant from $0.30 to $0.001.

Issuances of Commons Shares

Subsequent to December 31, 2022, the Company issued 9,787,978 shares of common stock for the settlement of $293,639 of accrued dividends and 4,852,507 shares of common stock as a result of warrants exercised.

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

Important factors that may cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2022 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

As of December 31, 2022, the Company owned a total of approximately 3,101 miners in three locations, Kearney, Nebraska, Tioga, Pennsylvania, and Wolf Hallow, Texas. During a prior year and due to PetaWatt’s financial difficulties, the Company has discontinued its cryptocurrency mining operations in New York. All mining equipment previously operating in New York has been relocated to Tioga, Pennsylvania. Some of these miners and new Bitmain miners delivered to Tioga, Pennsylvania, Kearney, Nebraska, and Wolf Hollow, Texas. Some miners were connected and placed into service in April 2022. The miners located in Wolf Hallow, Texas were connected and placed into service in January 2023.

The Company will continue to (1) raise capital to purchase new mining equipment, (2) sell older and no longer profitable models and (3) expand cryptocurrency mining operations to new locations.

Financial

As of December 31, 2022, we operated our cryptocurrency mining operations in two hosted facilities located in Kearney, Nebraska, Tioga, Pennsylvania, and Wolf Hollow, Texas. The hosting and power purchase agreements for the Nebraska and Pennsylvania facilities require the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement for the Pennsylvania facility is with a related party owned 50% by Steve Rubakh, our President and Chief Executive Officer.

Revenues from our cryptocurrency mining operations were $370,292 and $2,076,298 for the three months ended December 31, 2022 and 2021, respectively, and $925,657 and $3,116,369 for the six months ended December 31, 2022 and 2021, respectively. Revenues from the sales of cryptocurrency mining equipment were $0 and $471,593 for the three months ended December 31, 2022 and 2021, respectively, and $0 and $1,346,610 for the six months ended December 31, 2022 and 2021, respectively.

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations. We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale. We report realized gains and losses on the sales of cryptocurrencies net of transaction costs. As of December 31, 2022, our digital currencies at cost totaled $117,273 and were comprised of multiple denominations, primarily of Bitcoin (BTC), Quant (QNT), Ethereum (ETH) and Litecoin (LTC).

Historically, we have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable and preferred stock. During the six months ended December 31, 2022, we generated negative cash flow from operations and a loss from the sale of digital currencies. We did not incur additional debt or issue securities for cash.

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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2022 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2021

Revenues

Our cryptocurrency mining revenues decreased to $370,292 in the three months ended December 31, 2022 from $2,076,298 in the three months ended December 31, 2021 and decreased to $925,657 in the six months ended December 31, 2022 from $3,116,369 in the six months ended December 31, 2021. This decrease in revenues resulted primarily due to the weakening of cryptocurrency markets.

We also have revenues from the sale of cryptocurrency mining equipment that have been either newly purchased or refurbished for resale. Such sales totaled $0 and $471,593 in the three months ended December 31, 2022 and 2021, respectively, and totaled $0 and $1,346,610 in the six months ended December 31, 2022 and 2021, respectively. Sales of equipment will fluctuate from period to period depending on equipment available to us to sell and the current retail demand for our model of cryptocurrency mining units.

Cost of Revenues

Cost of revenues was $678,690 and $811,398 in the three months ended December 31, 2022 and 2021, respectively, and $1,447,582 and $1,884,341 in the six months ended December 31, 2022 and 2021. The decrease in cost of revenues in the current fiscal year is due primarily to: decreased cryptocurrency mining revenues, costs of purchasing or assembling the cryptocurrency mining units sold, and consistent depreciation and amortization expense. Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation and amortization, operating supplies, utilities, and consulting services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing or assembling the cryptocurrency mining units sold. We reported a gross loss on revenues of $308,398 in the three months ended December 31, 2022 and a gross profit on revenues of $1,736,493 in the three months ended December 31, 2021. For the six months ended December 31, 2022 we reported a gross loss on revenues of $521,925 and a gross profit on revenues of $2,578,638 in the six months ended December 31, 2021. Lower cryptocurrency mining revenues in the current year resulting from lower BTC market pricing, and the increase in the number of miners purchased also contributed to the gross loss on revenues.

Operating Expenses

Our general and administrative expenses decreased to $302,251 in the three months ended December 31, 2022 from $2,068,358 in the three months ended December 31, 2021. Our general and administrative expenses decreased to $695,524 in the six months ended December 31, 2022 from $2,279,737 in the six months ended December 31, 2021. The decrease resulted primarily from decreased non-cash stock-based compensation expense. We reported non-cash, related party stock-based compensation of $145,000 and $352,500 in the three months and six months ended December 31, 2022, respectively, and $1,880,000 in the three months and six months ended December 31, 2021.

Other Income (Expense)

Our other income (expense) was comprised of the following:

	Three Months Ended December 31		Six Months Ended December 31
	2022	2021	2022	2021

Interest expense	$(109,049)	$(80)	$(217,901)	$(462)
Realized gain (loss) on sale of digital currencies	(43,899)	(189,240)	(67,914)	527,833
Loss on disposition of property and equipment	-	-	(46,715)	-
Gain on forgiveness of debt	-	5,924	-	5,924

Total other income (expense)	$(152,948)	$(183,396)	$(332,530)	$533,295

Our interest expense includes the amortization of debt discount and original issue discount for our convertible notes payable. These amounts vary from period to period depending on the timing of new borrowings and the conversion of the debt to common stock by the lenders. During the prior six months ended, we entered two notes payable totaling $17,822 and in the current six months ended we had one note payable outstanding for $500,000, resulting in an increase in interest expense compared to the prior period.

In addition to the currencies received as compensation for our mining services, we purchased various digital currencies totaling $198,313 and $1,884,416 during the six months ended December 31, 2022 and 2021, respectively. We also converted currencies from one denomination to another based on our assessment of market conditions for each respective currency. The market values of individual currency denominations continually fluctuate, and the fluctuations may be material from day to day. During the six months ended December 31, 2022 and 2021, we received total proceeds of $1,021,232 and $5,421,314, respectively, from the sale of digital currencies and incurred transactions fees totaling $9,569 and $107,863, respectively, which are deducted from the gain or loss realized. We realized a loss on sale of digital currencies, after deducting transaction costs, of $67,914 in the six months ended December 31, 2022 and a gain on sale of digital currencies, after deducting transaction costs, of $527,833 in the six months ended December 31, 2021.

Net Income (Loss)

As a result, we reported net losses of $763,597 and $515,261 in the three months ended December 31, 2022 and 2021, respectively and a net loss of $1,549,979 and net income of $832,196 in the six months ended December 31, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of December 31, 2022, we had total current assets of $93,201, including cash of $86,891 and prepaid expenses and other current assets of $6,310 and total current liabilities of $2,855,279. We had total stockholders’ equity of $8,609,286 as of December 31, 2022 compared to a stockholders’ equity of $10,592,307 as of June 30, 2022.

Sources and Uses of Cash

During the six months ended December 31, 2022, we used cash in operations of $1,193,794 as a result of our net loss of $1,549,979, increases in digital currencies of $935,221, prepaid expenses of $3,810, and deposits of $500,000 partially offset by non-cash losses on sale of digital currencies of $67,914, other non-cash expenses of $1,327,249, and decreases in accounts payable of $74,640, accrued expenses of $111,776, and amounts due to related party of $213,637.

During the six months ended December 31, 2021, we used cash in operations of $32,483 as a result of non-cash gains of $533,757, increase in digital currencies of $3,116,369 and decreases in accounts payable of $33,086, accrued expenses of $3,083 and due to related party of $6,941, partially offset by our net income of $832,196, non-cash expenses totaling $2,645,613 and decrease in prepaid expenses and other current assets of $182,944.

During the six months ended December 31, 2022, we provided net cash in investing activities of $790,405, comprised of net proceeds from the sale of digital currencies of $1,021,232, offset by the increase in equipment deposits of $32,514 and purchase of digital currencies of $198,313. We transferred mining equipment with a total cost of $2,387,681 from equipment deposits to property and equipment during the six months ended December 31, 2022.

During the six months ended December 31, 2021, we used net cash in investing activities of $1,896,096, comprised of the increase in equipment deposits of $5,426,212, purchase of digital currencies of $1,884,416 and purchase of property and equipment of $6,782, partially offset by net proceeds from the sale of digital currencies of $5,421,314.

We transferred mining equipment with a value of $7,625,326 from equipment deposits to property and equipment during the six months ended December 31, 2021.

During the three months ended December 31, 2022, we had no net cash provided by or used in financing activities.

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

Going Concern

The Company has reported recurring net losses since its inception. As of December 31, 2022, the Company had an accumulated deficit of $48,689,722. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Digital Currencies

Digital currencies consist mainly of Bitcoin, Ethereum and Litecoin, generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies purchased for short-term investment and trading purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update (“ASU”) No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations.

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

During the six months ended December 31, 2022, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $46,715, to loss on disposition of property and equipment.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the periods ended December 31, 2022 and 2021.

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

OFF BALANCE SHEET ARRANGEMENTS

Operating Leases

As of December 31, 2022, the Company had no obligation for future lease payments under non-cancelable operating leases. However, the Company has entered into several agreements described below related to its crypto currency mining operations pursuant to which the Company’s sole obligation is to pay monthly a contractual rate per kilowatt hour of electricity consumed.

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

On June 3, 2022, the Company and Compute North entered into a second Master Agreement for the colocation and management of the Company’s cryptocurrency mining operations. The Company executed Order Forms to Compute North to determine the number of cryptocurrency miners, the term of the services provided and the contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement also provides the Company the option to purchase cryptocurrency mining equipment from Compute North. No cryptocurrency mining equipment has been purchased under this agreement. The final Order Form was to host 1,675 miners in Wolf Hollow, Texas for a term of 5 years. This agreement required an initial deposit of $500,000, which had been paid as of December 31, 2022 and was recorded as a Deposit on the Balance Sheets. The Company has an ongoing obligation under the agreement to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. In January 2023, Compute North sold and assigned both Master Agreements to Generate Capital, LLC. Full mining operations commenced in January 2023.

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

RECENTLY ISSUED ACCOUNTING POLICIES

There were no new accounting pronouncements issued or proposed by the FASB during the three months ended December 31, 2022 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of December 31, 2022, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2022, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of December 31, 2022, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The future impact of the COVID-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of COVID-19 on our business, particularly on the digital currency markets. As of December 31, 2022 and September 30, 2022, our investment in property and equipment of $☑ and $☑, respectively, could be subject to impairment or change in valuation due to COVID-19 if our cryptocurrency mining revenues significantly decrease or we are not able to raise capital sufficient to fund our operations. In addition, any travel restrictions and social distancing requirements may make it difficult for our management to access and oversee our operations in Pennsylvania, Nebraska and Texas.

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

The trading volume in our stock is low, which may result in volatility in our stock price. As a result, any reported prices may not reflect the price at which you would be able to sell shares of common stock if you want to sell any shares you own or buy if you wish to buy shares. Further, stocks with a low trading volume may be more subject to manipulation than a stock that has a significant public float and is actively traded. The price of our stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

•	the market’s reaction to our financial condition and its perception of our ability to raise necessary funding or enter into a joint venture, given the economic environment resulting from the COVID-19 pandemic, as well as its perception of the possible terms of any financing or joint venture;

•	the market’s perception as to our ability to generate positive cash flow or earnings;

•	changes in our or any securities analysts’ estimate of our financial performance;

•	the anticipated or actual results of our operations;

•	changes in market valuations of digital currencies and other companies in our industry;

•	concern that our internal controls are ineffective;

•	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

•	other factors not within our control.

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

ITEM 2. UNREGISTERED SALES IN EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2022, we did not issue any securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

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

INTEGRATED VENTURES, INC.

Dated: February 14, 2023	By:	/s/ Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

