Form 10-Q
period 2023-03-31
INTEGRATED VENTURES, INC.
filed 2023-05-15
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, the registrant had 2,860,609 shares of its common stock, $0.001 par value, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

3

INTEGRATED VENTURES, INC.
CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2023	2022
	(Unaudited)

ASSETS
Current assets:
Cash	$298,811	$490,280
Prepaid expenses and other current assets	11,380	2,500
Total current assets	310,191	492,780

Non-current assets:
Equipment deposits	-	2,355,167
Property and equipment, net of accumulated depreciation and amortization of $2,922,926 and $1,688,399 as of March 31, 2023 and June 30, 2022, respectively	12,867,130	13,281,384
Digital currencies	333,496	72,885
Deposits	578,847	78,847
Total non-current assets	13,779,473	15,788,283

Total assets	$14,089,664	$16,281,063

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$176,688	$55,961
Accrued preferred stock dividends	1,439,671	744,487
Accrued expenses	98,493	9,112
Due to related party	660,783	368,760
Notes payable, net of debt discount of $0 and $114,564 as of March 31, 2023 and June 30, 2022, respectively	500,000	385,436
Total current liabilities	2,875,635	1,563,756

Mezzanine:
Series C preferred stock; $0.01 par value; 3,000 shares authorized, 1,125 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	1,125,000	1,125,000
Series D preferred stock; $0.01 par value; 4,000 shares authorized, 3,000 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	3,000,000	3,000,000

Commitments and contingencies	-	-

Stockholders' equity:
Series A preferred stock; $0.001 par value; 1,000,000 shares authorized, 500,000 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	500	500
Series B preferred stock; $0.001 par value; 1,000,000 shares authorized, 150,003 and 902,633 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	150	903
Common stock; $0.001 par value; 6,000,000 shares authorized; 2,780,607 and 1,657,973 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	2,780	1,658
Additional paid in capital	57,838,554	56,781,410
Accumulated deficit	(50,752,955)	(46,192,164)
Total stockholders' equity	7,089,029	10,592,307
Total liabilities, mezzanine and stockholders' equity	$14,089,664	$16,281,063

The accompanying notes are an integral part of these condensed financial statements.

INTEGRATED VENTURES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

Revenue:
Cryptocurrency mining	$1,440,714	$964,319	$2,366,371	$4,080,688
Sales of cryptocurrency mining equipment	-	467,500	-	1,814,110
Total revenue, net	1,440,714	1,431,819	2,366,371	5,894,798

Cost of revenues:
Depreciation	1,469,196	417,312	2,291,301	1,142,192
Mining costs	976,957	707,015	1,602,434	1,866,476
Total cost of revenues	2,446,153	1,124,327	3,893,735	3,008,668

Gross profit (loss)	(1,005,439)	307,492	(1,527,364)	2,886,130

Operating expenses:
General and administrative	305,376	118,687	1,000,900	2,398,424
Loss on disposition of property and equipment	463,919	46,999	510,634	46,999
Total operating expenses	769,295	165,686	1,511,534	2,445,423

Income (loss) from operations	(1,774,734)	141,806	(3,038,898)	440,707

Other income (expense):
Interest expense	(36,281)	(53)	(254,182)	(515)
Realized gain (loss) on sale of digital currencies	55,400	(215,758)	(12,514)	312,075
Loss on exercise of warrants	(11,000)	-	(11,000)	-
Gain on forgiveness of debt	-	-	-	5,924
Total other income (expense)	8,119	(215,811)	(277,696)	317,484

Income (loss) before income taxes	(1,766,615)	(74,005)	(3,316,594)	758,191
Provision for income taxes	-	-	-	-

Net income (loss)	(1,766,615)	(74,005)	(3,316,594)	758,191

Deemed dividend for warrant modification	(93,337)	-	(255,374)	-

Dividends on Preferred Stock	(203,281)	(139,640)	(988,823)	(406,662)

Net income (loss) attributable to shareholders	$(2,063,233)	$(213,645)	$(4,560,791)	$351,529

Net income (loss) per common share attributable to shareholders, basic	$(0.88)	$(0.13)	$(2.23)	$0.21
Net income (loss) per common share attributable to shareholders, diluted	$(0.88)	$(0.13)	$(2.23)	$0.15

Weighted average number of common shares outstanding, basic	2,341,368	1,641,173	2,043,596	1,636,674
Weighted average number of common shares outstanding, diluted	2,341,368	1,641,173	2,043,596	2,332,016

The accompanying notes are an integral part of these condensed financial statements.

INTEGRATED VENTURES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Series C		Series D		Series A		Series B				Common	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance, June 30, 2021	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	727,370	$727	1,555,901	$1,556	$5,480,000	$48,558,195	$(45,076,096)	$8,964,882
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(24,737)	(24)	19,790	20	-	4	-	-
Issuance of common shares for common stock payable	-	-	-	-	-	-	-	-	64,000	64	(5,480,000)	5,479,936	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(131,509)	(131,509)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	1,347,457	1,347,457
Balance, September 30, 2021	1,125	1,125,000	3,000	3,000,000	500,000	500	702,633	703	1,639,691	1,640	-	54,038,135	(43,860,148)	10,180,830
Issuance of common stock for services	-	-	-	-	-	-	-	-	1,482	1	-	40,732	-	40,733
Issuance of Series B preferred stock for related party compensation	-	-	-	-	-	-	50,000	50	-	-	-	1,879,950	-	1,880,000
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(135,513)	(135,513)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(515,261)	(515,261)
Balance, December 31, 2021	1,125	1,125,000	3,000	3,000,000	500,000	500	752,633	753	1,641,173	1,641	-	55,958,817	(44,510,922)	11,450,789
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(139,640)	(139,640)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(74,005)	(74,005)
Balance, March 31, 2022	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	752,633	$753	1,641,173	$1,641	$-	$55,958,817	$(44,724,567)	$11,237,144

Balance, June 30, 2022	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	902,633	$903	1,657,973	$1,658	$-	$56,781,410	$(46,192,164)	$10,592,307
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(190,000)	(190)	152,000	152	-	38	-	-
Issuance of Series B preferred stock for related party compensation	-	-	-	-	-	-	50,000	50	-	-	-	207,450	-	207,500
Issuance of common shares for cashless exercise of warrants	-	-	-	-	-	-	-	-	164,061	164	-	(164)	-	-
Deemed dividend for warrant modification	-	-	-	-	-	-	-	-	-	-	-	162,037	(162,037)	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(153,255)	(153,255)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(786,382)	(786,382)
Balance, September 30, 2022	1,125	1,125,000	3,000	3,000,000	500,000	500	762,633	763	1,974,034	1,974	-	57,150,771	(47,293,838)	9,860,170
Issuance of common shares for cashless exercise of warrants	-	-	-	-	-	-	-	-	31,334	31	-	(31)	-	-
Issuance of Series B preferred stock for related party compensation	-	-	-	-	-	-	50,000	50	-	-	-	144,950	-	145,000
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(632,287)	(632,287)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(763,597)	(763,597)
Balance, December 31, 2022	1,125	1,125,000	3,000	3,000,000	500,000	500	812,633	813	2,005,368	2,005	-	57,295,690	(48,689,722)	8,609,286
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(712,630)	(713)	570,104	570	-	143	-	-
Issuance of common shares for cashless exercise of warrants	-	-	-	-	-	-	-	-	38,820	39	-	(39)	-	-
Issuance of common shares for exercise of warrants	-	-	-	-	-	-	-	-	88,000	88	-	10,912	-	11,000
Issuance of Series B preferred stock for related party compensation	-	-	-	-	-	-	50,000	50	-	-	-	144,950	-	145,000
Issuance of common shares for settlement of accrued dividends	-	-	-	-	-	-	-	-	78,304	78	-	293,561	-	293,639
Deemed dividend for warrant modification	-	-	-	-	-	-	-	-	-	-	-	93,337	(93,337)	-
Rounding shares due to reverse split	-	-	-	-	-	-	-	-	11	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(203,281)	(203,281)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,766,615)	(1,766,615)
Balance, March 31, 2023	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	150,003	$150	2,780,607	$2,780	$-	$57,838,554	$(50,752,955)	$7,089,029

The accompanying notes are an integral part of these condensed financial statements.

INTEGRATED VENTURES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,316,594)	$758,191
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,291,301	1,142,192
Stock-based compensation - related party	497,500	1,880,000
Loss on exercise of warrants	11,000	-
Common stock issued for services	-	40,733
Loss on disposition of property and equipment	510,634	46,999
Amortization of debt discount	114,564	-
Gain on forgiveness of debt	-	(5,924)
Realized loss (gain) on sale of digital currencies	12,514	(312,075)
Changes in operating assets and liabilities:
Digital currencies	(2,398,464)	(4,080,688)
Prepaid expenses and other current assets	(8,880)	195,120
Deposits	(500,000)	1,005,462
Accounts payable	120,727	(41,369)
Accrued expenses	139,381	(2,953)
Due to related party	292,023	48,855
Net cash provided by (used in) operating activities	(2,234,294)	674,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment deposits	(32,514)	(7,218,405)
Net proceeds from the sale of digital currencies	2,428,290	6,460,183
Purchase of digital currencies	(302,951)	(2,001,325)
Purchase of property and equipment	-	(28,575)
Proceeds from the sale of property and equipment	-	70,000
Net cash provided by (used in) investing activities	2,092,825	(2,718,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(50,000)	(13,229)
Net cash provided by (used in) financing activities	(50,000)	(13,229)

Net increase (decrease) in cash	(191,469)	(2,056,808)
Cash, cash equivalents, and restricted cash - beginning of period	490,280	2,097,537
Cash, cash equivalents, and restricted cash - end of period	$298,811	$40,729

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$50,237	$515
Income taxes	$-	$-
Non-cash investing and financing activities:
Equipment deposits transferred to property and equipment	$2,387,681	$8,891,751
Accrued preferred stock dividends	$988,823	$406,662
Conversion of Series B preferred stock for common stock	$903	$2,474
Common stock issued for common stock payable	$-	$5,480,000
Common stock issued for accrued dividends	$293,639	$-
Common stock issued for exercise of warrants	$234	$-
Deemed dividend for warrant modification	$255,374	$-

The accompanying notes are an integral part of these condensed financial statements.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Nine Months Ended March 31, 2023 (Unaudited)

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

On April 17, 2023, the Board of Directors of the Company approved a 1-for-125 reverse split of the Company’s shares of common stock (“Reverse Split”). The reverse split has been given retroactive effect in the financial statements for all periods presented.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended March 31, 2023 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2023. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2022 filed on September 28, 2022 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Digital Currencies

Digital currencies consist mainly of Bitcoin and Ethereum, generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies purchased for short-term investment and trading purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update (“ASU”) No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations. The Company had realized gain (losses) on sale of digital currencies of $55,400 and $(215,758) in the three months ended March 31, 2023 and 2022, respectively, and of $(12,514) and $312,075 in the nine months ended March 31, 2023 and 2022, respectively. Cryptocurrency mining revenues were $1,440,714 and $964,319 in the three months ended March 31, 2023 and 2022, respectively, and $2,366,371 and $4,080,688 in the nine months ended March 31, 2023 and 2022, respectively.

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

During the three months ended March 31, 2023 and 2022, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $463,919 and $46,999, respectively, to loss on disposition of property and equipment. Loss on disposition of property and equipment were $510,634 and $46,999 in the nine months ended March 31, 2023 and 2022, respectively.

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

Derivatives

As of March 31, 2023, and June 30, 2022, the Company had no derivative liabilities.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the three and nine months ended March 31, 2023 and 2022.

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

Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in-the-money” stock options and warrants using the treasury stock method, convertible debt, and convertible preferred stock, were exercised or converted into common stock. Equivalent shares are not utilized when the effect is anti-dilutive. For the three months ended March 31, 2023 and 2022 and the nine months ended March 31, 2023, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

The common shares used in the computation of basic and diluted net income per share for the nine months ended March 31, 2022 are reconciled as follows:

Weighted average number of shares outstanding – basic	1,636,674
Dilutive effect of convertible preferred stock	695,342

Weighted average number of shares outstanding – diluted	2,332,016

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the FASB during the nine months ended March 31, 2023, and through the date of filing this report which the Company believes will have a material impact on its financial statements.

Concentrations

During the nine months ended March 31, 2022, one customer accounted for 67% of sales of cryptocurrency mining equipment and 21% of total revenues. During the three and nine months ended March 31, 2023, there were no sales of cryptocurrency mining equipment.

Reclassifications

Certain amounts in the financial statements for prior year periods have been reclassified to conform to the presentation for the current year periods.

3. GOING CONCERN

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of March 31, 2023, the Company’s current liabilities exceeded its current assets by $2,565,444 and the Company had an accumulated deficit of $50,752,955. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2023	June 30, 2022

Cryptocurrency mining equipment	$15,550,045	$14,729,772
Furniture and equipment	240,011	240,011

Total	15,790,056	14,969,783
Less accumulated depreciation and amortization	(2,922,926)	(1,688,399)

Net	$12,867,130	$13,281,384

Depreciation and amortization expense, included in cost of revenues, for the three months ended March 31, 2023 and 2022 was $1,469,196 and $417,312, respectively, and $2,291,301 and $1,142,192 for the nine months ended March 31, 2023 and 2022, respectively.

During the nine months ended March 31, 2023, we disposed of and wrote off non-serviceable, defective mining equipment with a net book value of $510,634. During the three months ended March 31, 2022, we sold used mining equipment and realized a loss on the sale of $46,999.

5. EQUIPMENT DEPOSITS

Payments to equipment suppliers prior to shipment of the equipment are recorded as equipment deposits.

Bitmain Agreement

On April 12, 2021, we entered into a Non-fixed Price Sales and Purchase Agreement with Bitmain Technologies Limited (“Bitmain”) (the “Bitmain Agreement”) to purchase from Bitmain cryptocurrency mining hardware and other equipment in accordance with the terms and conditions of the Bitmain Agreement. Bitmain was scheduled to manufacture and ship miners on monthly basis, in 12 equal batches of 400 units, starting in August 2021 and through July 2022. The Purchase Agreement was in effect until the delivery of the last batch of products which happened during the first quarter of fiscal year 2023. The total purchase price was approximately $34,047,600, subject to price adjustments and related offsets. The total purchase price is payable as follows: (i) 25% of the total purchase price is due upon the execution of the Agreement or no later than April 19, 2021; (ii) 35% of the total purchase price, is due by May 30, 2021; and (iii) the remaining 40% of the total purchase price, is payable monthly starting in June 2021.

The Company entered into a separate agreement with Wattum Management, Inc. (“Wattum”), a non-related party, whereby Wattum agreed to share 50% of the purchase obligation under the Bitmain Agreement, including reimbursing the Company for 50% of the equipment deposits paid by the Company to Bitmain.

As of March 31, 2023, and June 30, 2022, equipment deposits totaled $0 and $2,355,167, respectively, including $0 and $6,261,491 paid to Bitmain under the Bitmain Agreement (net of Wattum reimbursements and deliveries of equipment). As of March 31, 2023, 12 of the 12 shipments totaling 2,333 miners had been delivered by Bitmain to the Company and two customers of the Company.

Sale of Miners

During the nine months ended March 31, 2022, the Company sold 95 miners from the first Bitmain shipment to a non-related party for $875,017 and sold 107 other miners to non-related parties for a total of $471,593.

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

In accordance with the above Board approval, the Company issued to Mr. Rubakh 50,000 shares of Series B convertible preferred stock during the three months ended September 30, 2022, December 31, 2022, and March 31, 2023. These shares were valued on an “as converted to common” basis at $207,500, $145,000, and $145,000, respectively, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares (0.8 shares post Reverse Split) of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

Quarterly bonuses totaling of $75,000 were approved by the Board of Directors for the nine months ended March 31, 2022. In October 2021, the Company issued to Mr. Rubakh 50,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $1,880,000, using the closing market price of the Company’s common stock on the date of issuance. Each share of Series B preferred stock is convertible into 100 shares (0.8 shares post Reverse Split) of the Company’s common stock. This non-cash, related party stock-based compensation is included in general and administrative expenses in the accompanying statements of operations.

Total compensation expense included in general and administrative expenses was $112,500 and $62,500 for the three months ended March 31, 2023 and 2022, respectively and $337,500 and $262,500 for the nine months ended March 31, 2023 and 2022, respectively. Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $542,633, and $250,610 as of March 31, 2023 and June 30, 2022, respectively.

In April 2022, Mr. Rubakh advanced $118,150 to a third-party vendor on behalf of the Company. The advance is due on demand, has no interest rate, and is unsecured. Amounts due to related party, consisting of short-term advances from Mr. Rubakh, totaled $118,150 as of March 31, 2023 and June 30, 2022.

Total amount due to Mr. Rubakh for accrued salary and short-term advances as of March 31, 2023 and June 30, 2022 was $660,783 and $368,760, respectively.

During the nine months ended March 31, 2023, Mr. Rubakh converted 902,630 shares of Series B preferred stock into 722,104 shares of common stock in a transaction recorded at the par value of the shares.

During the nine months ended March 31, 2022, Mr. Rubakh converted 24,737 shares of Series B preferred stock into 19,790 shares of common stock in a transaction recorded at the par value of the shares.

On December 15, 2021, the Company and Tioga Holding, LLC, a related party owned 50% by Mr. Rubakh (“Tioga”), entered into a Property Lease and Power Purchase Agreement for the use by the Company of facilities located in Tioga, Pennsylvania. The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The term of the agreement is 36 months. Full mining operations commenced in April 2022. During the three and nine months ended March 31, 2023, the Company incurred power expense of $78,884 and $259,315, respectively from Tioga. As of March 31, 2023, the Company had a balance of $48,335 due to Tioga.

7. NOTES PAYABLE

On June 15, 2022, the Company entered into a Loan Agreement and Promissory Note with BHP Capital NY, Inc. (“BHP”) in the amount of $500,000. The note matures on January 15, 2023, and bares a flat interest charge of $130,000 that shall not be reduced or pro-rated in the event of prepayment. In addition, upon an event of default, the Note bares default interest of 18% per annum. This note is secured by assets and equipment of the Company. As further inducement to enter this note, the Company issued BHP 16,000 shares or restricted common stock. These shares were valued at $123,200 using the closing market price of the Company’s common stock on the date of issuance and were recorded as a debt discount that is being amortized to interest expense over the term of the note. The Company recorded $8,636 and $114,564 of interest expense for amortization of this debt discount for the three and nine months ended March 31, 2023, respectively, and made a $50,000 interest payment during the three and nine months ended March 31, 2023. As of March 31, 2023, this note was in default due to nonpayment before the maturity date.

8. MEZZANINE

Series C Preferred Stock

Effective January 14, 2021, the Company filed a Certificate of Designation of the Series C Convertible Preferred Stock with the Nevada Secretary of State. The Company has authorized the issuance of an aggregate of 3,000 shares of the Series C preferred stock. Each share of Series C preferred stock has a par value of $0.001 per share and a stated value of $1,100 per share. The shares of Series C preferred stock are convertible into shares of the Company’s common stock at a conversion price of $0.068 per share ($8.50 per share post Reverse Split).

Each share of the Series C preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Dividends may be paid in cash or in shares of Series C preferred stock at the discretion of the Company. During the three and nine months ended March 31, 2023, the Company settled $293,639 of dividends owed in exchange for 78,304 shares of common stock. The shares of Common Stock were valued based on their value as of the settlement date which was $3.75 per share ($0.03 pre Reverse Split). As of March 31, 2023 and June 30, 2022, the Company accrued Series C preferred stock dividends of $189,006 and $212,296, respectively.

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

As of March 31, 2023 and June 30, 2022, 1,125 shares of Series C preferred stock were issued and outstanding and recorded at stated value as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

Series D Preferred Stock

On February 19, 2021, the Company filed a Certificate of Designation of the Series D Convertible Preferred Stock with the Nevada Secretary of State authorizing the issuance of an aggregate of 4,000 shares of the Series D preferred stock. Each share of Series D preferred stock has a par value of $0.001 per share and a stated value of $1,100 per share. The shares of Series D preferred stock are convertible into shares of the Company’s common stock at a conversion price of $0.30 per share ($37.50 per share post Reverse Split).

Each share of the Series D preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Dividends may be paid in cash or in shares of Series D preferred stock at the discretion of the Company. As of March 31, 2023 and June 30, 2022, the Company accrued Series D preferred stock dividends of $1,250,665 and $532,191, respectively.

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

As of March 31, 2023 and June 30, 2022, 3,000 shares of Series D preferred stock were issued and outstanding and recorded as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of March 31, 2023 and June 30, 2022, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

Series B Preferred Stock

On December 21, 2015, the Company filed a Certificate of Designation for a new Series B convertible preferred stock with the State of Nevada following approval by the board of directors of the Company. Five Hundred Thousand (500,000) shares of the Company's authorized preferred stock are designated as the Series B convertible preferred stock, par value of $0.001 per share and with a stated value of $0.001 per share (the “Stated Value”). Holders of Series B preferred stock shall be entitled to receive dividends, when and as declared by the Board of Directors out of funds legally available therefor. At any time and from time to time after the issuance of shares of the Series B preferred stock, each issued share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. The holders of Series B preferred stock shall have the right to vote together with holders of common stock, on an as “converted basis”, on any matter that the Company's shareholders may be entitled to vote on, either by written consent or by proxy. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series B preferred stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series B preferred stock an amount equal to the Stated Value, and all other amounts in respect thereof then due and payable prior to any distribution or payment shall be made to the holders of any junior securities. The number of authorized Series B preferred stock was later increased to 1,000,000 shares.

During the nine months ended March 31, 2023, Mr. Rubakh converted 902,630 shares of Series B preferred stock into 722,104 shares of common stock in a transaction recorded at the par value of the shares.

For services provided during the nine months ended March 31, 2023, the Company issued to Mr. Rubakh 150,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $497,500, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares (0.80 shares post Reverse Split) of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

During the nine months ended March 31, 2022, Mr. Rubakh converted 24,737 shares of Series B preferred stock into 19,790 shares of common stock in a transaction recorded at the par value of the shares.

For services provided during the nine months ended March 31, 2022, the Company issued to Mr. Rubakh 50,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $1,880,000, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares (0.80 shares post Reverse Split) of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

The Company had 150,003 and 902,633 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively.

Common Stock

The Company has 6,000,000 shares of common stock authorized, with 2,780,607 and 1,657,973 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively.

On April 17, 2023, the Board of Directors of the Company approved a 1-for-125 reverse split of the Company’s common shares. The reverse split has been given retroactive effect in the financial statements for all periods presented.

During the nine months ended March 31, 2023, the Company issued a total of 1,122,634 shares of its common stock: 722,104 shares issued in conversion of Series B preferred stock recorded at $903, 78,304 shares issued for settlement of accrued dividends for a fair value of $293,639, 234,215 shares for the cashless exercise of warrants recorded at par value of $234, 88,000 shares issued valued at $11,000 recorded as a loss on exercise of warrants, and 11 shares issued due to rounding from the Reverse Split.

During the nine months ended March 31, 2022, the Company issued a total of 85,272 shares of its common stock: 19,790 shares issued in conversion of Series B preferred stock recorded at par value of $20, 64,000 shares for common stock payable of $5,480,000, and 1,482 share for services valued at $40,733.

10. WARRANTS

The Company issued warrants in February 2021 to purchase 11,000,000 (88,000 post Reverse Split) shares of its common stock in connection with the sale of Series D preferred stock.

On January 19, 2023, the Company and the Purchaser entered into a letter agreement whereby the Company agreed to amend the terms of such Purchaser’s Warrants to purchase up to 11 million (88 thousand post Reverse Split) shares to provide effective as of August 30, 2022. The amendment reduced the exercise price thereof to $0.001 ($0.125 post Reverse Split), subject to adjustment therein, and waived the “exploding feature” of the Anti-Dilution Provision in the Warrant that would otherwise have effected an increase in the number of warrant shares as a result of an exercise price reduction so as to result in the same aggregate value of the warrant shares multiplied by the exercise price.

The effect of this modification was measured as the excess of the fair value of the amended Purchaser’s Warrants over the fair value of the Purchaser’s Warrants immediately before the amendments which amounted to $93,337 and was recognized as a dividend due to the substance of the modification not indicating the issuer has incurred a cost that should be expensed.

During the nine months ended March 31, 2023, we issued 88,000 shares of common stock for the exercise of these 88,000 warrants. As the Company agreed to not receive cash for the exercise of these warrants, an $11,000 Loss on Exercise of Warrant was recorded in the Other Income (Expense) section of the Consolidated Statements of Operations.

The Company also issued warrants to purchase 30,000,000 (240,000 post Reverse Split) shares of its common stock in April 2021 in connection with the sale of common stock.

On September 13, 2022, the Company and one of the Purchasers entered into a letter agreement whereby the Company agreed to amend the terms of such Purchaser’s Warrants to purchase up to 15 million (120 thousand post Reverse Split) shares to provide effective as of June 29, 2022. The amendment reduced the exercise price thereof to $0.001 ($0.125 post Reverse Split), subject to adjustment therein, and waived the “exploding feature” of the Anti-Dilution Provision in the Warrant that would otherwise have effected an increase in the number of warrant shares as a result of an exercise price reduction so as to result in the same aggregate value of the warrant shares multiplied by the exercise price. Additionally, other than an Exempt Issuance, as defined in the Warrants, from the date hereof until 90 days after the date hereof, neither the Company nor any subsidiary of the Company may issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents (as defined in the Warrants).

On September 15, 2022, the Company and the other Purchaser entered into a letter agreement whereby the Company agreed to amend the terms of such Purchaser’s Warrants to purchase up to 15 million shares (120 thousand post Reverse Split), effective as of August 30, 2022. The amendment reduced the exercise price thereof to $0.001 ($0.125 post Reverse Split), subject to adjustment therein, and waived the “exploding feature” of the Anti-Dilution Provision in the Warrant that would otherwise have effected an increase in the number of warrant shares as a result of an exercise price reduction so as to result in the same aggregate value of the warrant shares multiplied by the exercise price. Additionally, other than an Exempt Issuance, as defined in the Warrants, from the date hereof until 90 days after the date hereof, neither the Company nor any subsidiary of the Company may issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents (as defined in the Warrants).

The effect of these modifications was measured as the excess of the fair value of the amended Purchaser’s Warrants over the fair value of the Purchaser’s Warrants immediately before the amendments which amounted to $162,037 and was recognized as a dividend due to the substance of the modification not indicating the issuer has incurred a cost that should be expensed.

During the nine months ended March 31, 2023, we issued 234,215 shares of common stock for the cash-less exercise of these 240,000 warrants.

A summary of the Company’s warrants as of March 31, 2023, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding as of June 30, 2022	328,000	$37.50	3.72	$-
Granted	-	$-
Exercised	(322,214)	$0.13
Forfeited or expired	(5,786)	$0.13
Outstanding and exercisable as of March 31, 2023	-	$-	-	$-

13. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Leases

As of March 31, 2023, the Company had no obligation for future lease payments under non-cancelable operating leases. However, the Company has entered into three agreements described below related to its crypto currency mining operations pursuant to which the Company’s sole obligation is to pay monthly a contractual rate per kilowatt hour of electricity consumed.

Power Purchase and Hosting Agreement

On March 8, 2021, the Company and Compute North LLC (“Compute North”) entered into a Master Agreement for the colocation and management of the Company’s cryptocurrency mining operations. The Company submits Order Forms to Compute North to determine the location of the hosted facilities, the number of cryptocurrency miners, the term of the services provided and the contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement also provides the Company the option to purchase cryptocurrency mining equipment from Compute North. The initial Order form was for 425 miners in Kearney, Nebraska for a term of 3 years and 250 miners in Savoy, Texas for a term of three years. The parties subsequently consolidated the cryptocurrency mining operations in the Kearney, Nebraska facility. The Company’s ongoing obligation under the agreement to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. Our Nebraska operations commenced in September 2021.

On June 3, 2022, the Company and Compute North entered into a second Master Agreement for the colocation and management of the Company’s cryptocurrency mining operations. The Company executed Order Forms to Compute North to determine the number of cryptocurrency miners, the term of the services provided and the contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement also provides the Company the option to purchase cryptocurrency mining equipment from Compute North. No cryptocurrency mining equipment has been purchased under this agreement. The final Order Form was to host 1,675 miners in Wolf Hollow, Texas for a term of 5 years. This agreement required an initial deposit of $500,000 which is recorded as a Deposit on the Balance Sheets. The Company has an ongoing obligation under the agreement to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. In January 2023, Compute North sold this Master Agreement to GC Data Center Granbury, LLC. Full mining operations commenced in January 2023.

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

14. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Reverse Stock Split

On April 17, 2023, the Board of Directors of the Company approved a 1-for-125 reverse split of the Company’s common shares. The reverse split has been given retroactive effect in the financial statements for all periods presented.

Issuances of Common Shares

Subsequent to March 31, 2023, Mr. Rubakh converted 100,003 shares of Series B preferred stock into 80,002 shares of common stock.

Item 2. Management’s Discussion and Analysis or Financial Condition and Results of Operations.

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

As of March 31, 2023, the Company owned a total of approximately 2,642 miners in three locations, Kearney, Nebraska, Tioga, Pennsylvania, and Wolf Hallow, Texas. During fiscal year 2022 and due to PetaWatt’s financial difficulties, the Company has discontinued its cryptocurrency mining operations in New York. All mining equipment previously operating in New York has been relocated to Tioga, Pennsylvania. Some of these miners and new Bitmain miners delivered to Tioga, Pennsylvania, Kearney, Nebraska, and Wolf Hollow, Texas. Some miners were connected and placed into service in April 2022. The miners located in Wolf Hallow, Texas were connected and placed into service in January 2023.

The Company will continue to (1) raise capital to purchase new mining equipment, (2) sell older and no longer profitable models and (3) expand cryptocurrency mining operations to new locations.

On April 17, 2023, the Board of Directors of the Company approved a 1-for-125 reverse split of the Company’s common shares. The reverse split has been given retroactive effect in the financial statements for all periods presented.

Financial

As of March 31, 2023, we operated our cryptocurrency mining operations in three hosted facilities located in Kearney, Nebraska, Tioga, Pennsylvania, and Wolf Hollow, Texas. The hosting and power purchase agreements for the Nebraska and Pennsylvania facilities require the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement for the Pennsylvania facility is with a related party owned 50% by Steve Rubakh, our President and Chief Executive Officer.

Revenues from our cryptocurrency mining operations were $1,440,714 and $964,319 for the three months ended March 31, 2023 and 2022, respectively, and $2,366,371 and $4,080,688 for the nine months ended March 31, 2023 and 2022, respectively. Revenues from the sales of cryptocurrency mining equipment were $0 and $467,500 for the three months ended March 31, 2023 and 2022, respectively, and $0 and $1,814,110 for the nine months ended March 31, 2023 and 2022, respectively.

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations. We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale. We report realized gains and losses on the sales of cryptocurrencies net of transaction costs. As of March 31, 2023, our digital currencies at cost totaled $333,496 and were comprised of multiple denominations, primarily of Bitcoin (BTC), Quant (QNT), Ethereum (ETH) and Litecoin (LTC).

Historically, we have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable and preferred stock. During the nine months ended March 31, 2023, we generated negative cash flow from operations and a loss from the sale of digital currencies. We did not incur additional debt or issue securities for cash.

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2023 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2022

Revenues

Our cryptocurrency mining revenues increased to $1,440,714 in the three months ended March 31, 2023 from $964,319 in the three months ended March 31, 2023 and decreased to $2,366,371 in the nine months ended March 31, 2023 from $4,080,688 in the nine months ended March 31, 2022. This decrease in revenues resulted primarily due to the weakening of cryptocurrency markets.

We also have revenues from the sale of cryptocurrency mining equipment that have been either newly purchased or refurbished for resale. Such sales totaled $0 and $467,500 in the three months ended March 31, 2023 and 2022, respectively, and totaled $0 and $1,814,110 in the nine months ended March 31, 2023 and 2022, respectively. Sales of equipment will fluctuate from period to period depending on equipment available to us to sell and the current retail demand for our model of cryptocurrency mining units.

Cost of Revenues

Cost of revenues was $2,446,153 and $1,124,327 in the three months ended March 31, 2023 and 2022, respectively, and $3,893,735 and $3,008,668 in the nine months ended March 31, 2023 and 2022. The increase in cost of revenues in the current fiscal year is due primarily to: costs of purchasing or assembling the cryptocurrency mining units sold and consistent depreciation and amortization expense. Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation and amortization, operating supplies, utilities, and consulting services are recorded as cost of revenues. Also included in cost of revenues are the costs of purchasing or assembling the cryptocurrency mining units sold. We reported a gross loss on revenues of $1,005,439 in the three months ended March 31, 2023 and a gross profit on revenues of $307,492 in the three months ended March 31, 2022. For the nine months ended March 31, 2023 we reported a gross loss on revenues of $1,527,364 and a gross profit on revenues of $2,886,130 in the nine months ended March 31, 2022. Lower cryptocurrency mining revenues in the current year resulting from lower BTC market pricing, and the increase in the number of miners purchased also contributed to the gross loss on revenues.

Operating Expenses

Our operating expenses increased to $769,295 in the three months ended March 31, 2023 from $165,686 in the three months ended March 31, 2022. The increase resulted from increased non-cash stock-based compensation expense and an increase in the loss on disposition of property and equipment from the Company selling or discontinuing the use of damaged or non-serviceable mining equipment. We reported non-cash, related party stock-based compensation of $145,000 and $0 in the three months ended March 31, 2023 and 2022, respectively, and a loss on disposition of property and equipment of $463,919 and $46,999 in the three months ended March 31, 2023 and 2022, respectively. Our operating expenses decreased to $1,511,534 in the nine months ended March 31, 2023 from $2,445,423 in the nine months ended March 31, 2022. The decrease resulted primarily from decreased non-cash stock-based compensation expense offset with an increase in the loss on disposition of property and equipment from the Company selling or discontinuing the use of damaged or non-serviceable mining equipment. We reported non-cash, related party stock-based compensation of $497,500 and $1,880,000 in the nine months ended March 31, 2023, respectively, and a loss on disposition of property and equipment of $510,634 and $46,999 in the nine months ended March 31, 2023 and 2022, respectively.

Other Income (Expense)

Our other income (expense) was comprised of the following:

	Three Months Ended March 31		Nine Months Ended March 31
	2023	2022	2023	2022

Interest expense	$(36,281)	$(53)	$(254,182)	$(515)
Realized gain (loss) on sale of digital currencies	55,400	(215,758)	(12,514)	312,075
Loss on exercise of warrants	(11,000)	-	(11,000)	-
Gain on forgiveness of debt	-	-	-	5,924

Total other income (expense)	$8,119	$(215,811)	$(277,696)	$317,484

Our interest expense includes the amortization of debt discount and original issue discount for our convertible notes payable. These amounts vary from period to period depending on the timing of new borrowings and the conversion of the debt to common stock by the lenders. During the prior nine months ended, we paid off two notes payable totaling $57,822 and in the current nine months ended we had one note payable outstanding for $500,000, resulting in an increase in interest expense compared to the prior period.

In addition to the currencies received as compensation for our mining services, we purchased various digital currencies totaling $302,951 and $2,001,325 during the nine months ended March 31, 2023 and 2022, respectively. We also converted currencies from one denomination to another based on our assessment of market conditions for each respective currency. The market values of individual currency denominations continually fluctuate, and the fluctuations may be material from day to day. During the nine months ended March 31, 2023 and 2022, we received total proceeds of $2,428,290 and $6,460,183, respectively, from the sale of digital currencies and incurred transactions fees totaling $32,099 and $121,178, respectively, which are deducted from the gain or loss realized. We realized a loss on sale of digital currencies, after deducting transaction costs, of $44,613 and $312,074 in the nine months ended March 31, 2023 and March 31, 2022, respectively.

During the nine months ended March 31, 2023, we recognized an $11,000 loss on exercise of warrants as we agreed to not receive cash for the exercise of 88,000 warrants.

In April 2020, the Company received loan proceeds of $7,583 under the terms and conditions of the Paycheck Protection Program (“PPP”). The loan was to mature 24 months from inception and bore interest at 1% per annum. In November 2021, the Company made PPP loan principal payments totaling $1,659. In December 2021, the remaining principal balance of $5,924 was forgiven pursuant to the provisions of the Act, and the Company recorded a gain of forgiveness of debt for this amount in the nine months ended March 31, 2022. No such gain on forgiveness of debt occurred in the nine months ended March 31, 2023.

Net Income (Loss)

As a result, we reported net losses of $1,766,615 and $74,005 in the three months ended March 31, 2023 and 2022, respectively and a net loss of $3,316,594 and net income of $758,191 in the nine months ended March 31, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2023, we had total current assets of $310,191, including cash of $298,811 and prepaid expenses and other current assets of $11,380 and total current liabilities of $2,875,635. We had total stockholders’ equity of $7,089,029 as of March 31, 2023 compared to a stockholders’ equity of $10,592,307 as of June 30, 2022.

Sources and Uses of Cash

During the nine months ended March 31, 2023, we used cash in operations of $2,234,294 as a result of our net loss of $3,316,594, increases in digital currencies of $2,398,464, prepaid expenses of $8,880, deposits of $500,000, accounts payable of $120,727, accrued expenses of $139,381, and amounts due to related party of $292,023 partially offset by non-cash losses on sale of digital currencies of $12,514, other non-cash expenses of $3,424,999.

Net cash provided by operating activities during the nine months ended March 31, 2022, was $674,543 as a result of our net income of $758,191, non-cash expenses totaling $3,109,924, decrease in equipment deposits of $1,005,462, decrease in prepaid expenses and other current assets of $195,120 and increase in due to related party of $48,855, partially offset by non-cash gains totaling $318,000, increase in digital currencies of $4,080,688 and decreases in accounts payable of $41,368 and accrued expenses of $2,953.

During the nine months ended March 31, 2023, we provided net cash in investing activities of $2,092,825, comprised of net proceeds from the sale of digital currencies of $2,428,290, offset by the increase in equipment deposits of $32,514 and purchase of digital currencies of $302,951.

During the nine months ended March 31, 2022, we used net cash in investing activities of $2,718,122, comprised of the increase in equipment deposits of $7,218,405, purchase of digital currencies of $2,001,325 and purchase of property and equipment of $28,575, partially offset by net proceeds from the sale of digital currencies of $6,460,183 and proceeds from the sale of property and equipment of $70,000. We transferred mining equipment with a total cost of $8,891,751 from equipment deposits to property and equipment during the nine months ended March 31, 2022.

During the nine months ended March 31, 2023, we used net cash in financing activities of $50,000, comprised of repayment of notes payable.

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

Going Concern

The Company has reported recurring net losses since its inception. As of March 31, 2023, the Company had an accumulated deficit of $50,752,955. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Digital Currencies

Digital currencies consist mainly of Bitcoin, Quant, Ethereum and Litecoin, generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies purchased for short-term investment and trading purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations.

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

During the nine months ended March 31, 2023, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $510,634, to loss on disposition of property and equipment.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the periods ended March 31, 2023 and 2022.

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

OFF BALANCE SHEET ARRANGEMENTS

Operating Leases

As of March 31, 2023, the Company had no obligation for future lease payments under non-cancelable operating leases. However, the Company has entered into several agreements described below related to its crypto currency mining operations pursuant to which the Company’s sole obligation is to pay monthly a contractual rate per kilowatt hour of electricity consumed.

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

On June 3, 2022, the Company and Compute North entered into a second Master Agreement for the colocation and management of the Company’s cryptocurrency mining operations. The Company executed Order Forms to Compute North to determine the number of cryptocurrency miners, the term of the services provided and the contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement also provides the Company the option to purchase cryptocurrency mining equipment from Compute North. No cryptocurrency mining equipment has been purchased under this agreement. The final Order Form was to host 1,675 miners in Wolf Hollow, Texas for a term of 5 years. This agreement required an initial deposit of $500,000, which had been paid as of December 31, 2022 and was recorded as a Deposit on the Balance Sheets. The Company has an ongoing obligation under the agreement to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. In January 2023, Compute North sold this Master Agreement to GC Data Center Granbury, LLC. Full mining operations commenced in January 2023.

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

RECENTLY ISSUED ACCOUNTING POLICIES

There were no new accounting pronouncements issued or proposed by the FASB during the three months ended March 31, 2023 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of March 31, 2023, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of March 31, 2023, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of March 31, 2023, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2023, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The future impact of the COVID-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of COVID-19 on our business, particularly on the digital currency markets. As of March 31, 2023 and December 31, 2022, our investment in property and equipment of $12,867,130 and $13,281,384, respectively, could be subject to impairment or change in valuation due to COVID-19 if our cryptocurrency mining revenues significantly decrease or we are not able to raise capital sufficient to fund our operations. In addition, any travel restrictions and social distancing requirements may make it difficult for our management to access and oversee our operations in Pennsylvania, Nebraska and Texas.

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

ITEM 2. UNREGISTERED SALES IN EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2023, the Company issued 570,104 shares of common stock in conversion of Series B preferred stock, 78,304 shares of common stock for settlement of accrued dividends, 38,820 shares of common stock for the cashless exercise of warrants, and 88,000 shares of common stock for the exercise of warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer**[

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer**

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted inline XBRL and contained in Exhibit 101)*

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

INTEGRATED VENTURES, INC.

Dated: May 15, 2023	By:	/s/ Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

