Form 10-K
period 2023-06-30
INTEGRATED VENTURES, INC.
filed 2023-09-28
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

On December 31, 2022, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $[•] based upon the closing price on that date of the common stock of the registrant as reported on the OTC Markets system of $[•]. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of September 28, 2023, the registrant had 3,999,992 shares of its common stock, $0.001 par value, issued and outstanding.

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

As of June 30, 2023, the Company owned a total of approximately 2,427 miners in two locations, Tioga, Pennsylvania and Granbury, Texas. During a prior year and due to PetaWatt’s financial difficulties, the Company discontinued its cryptocurrency mining operations in New York. All mining equipment previously operating in New York has been relocated to Tioga, Pennsylvania. During the prior and current years, new Bitmain miners were delivered to Tioga, Pennsylvania, Kearney, Nebraska, and Granbury, Texas. All miners located in Kearney, Nebraska were relocated to Granbury, Texas during the current year. The miners located in Granbury, Texas were connected and placed into service as of January 1, 2023.

The Company will need to continue to (1) raise capital to purchase new mining equipment, (2) sell older and no longer profitable models, and (3) expand cryptocurrency mining equipment to new locations.

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

The method for creating new bitcoins is mathematically controlled in a manner so that the supply of bitcoins grows at a limited rate pursuant to a predetermined schedule. Mining economics has also been much more pressured by the Difficulty Rate - a computation used by miners to determine the amount of computing power required to mine bitcoin. The Difficulty Rate is directly influenced by the total size of the entire Bitcoin network. The Bitcoin network has grown 15-fold in the past year, resulting in a 15-fold increase in difficulty. Today, assuming Bitcoin is valued at $26,500, the network requires the computing power of approximately 4,000 Bitmain S19 miners to mine one Bitcoin per day, using approximately 11 MegaWatt of power supply. Meanwhile, demand from miners also drove up hardware and power prices, the largest costs of production. This deliberately controlled rate of bitcoin creation means that the number of bitcoins in existence will never exceed 21 million and that bitcoins cannot be devalued through excessive production unless the Bitcoin Network’s source code (and the underlying protocol for bitcoin issuance) is altered.

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

Our Cryptocurrency Operations

We utilize and rely on cryptocurrency pools to mine cryptocurrencies and generate a mixed selection of digital cryptocurrencies, mainly BTC. Cryptocurrency payouts, net of applicable fees, are paid to us by the pool operator, Foundry Digital, LLC, and the digital currency produced is either stored in a wallet (Coinbase/Gemini) or sold in open market. Payout proceeds are automatically deposited in our corporate bank accounts. As Bitcoin gains wider recognition and financial regulatory institutions place increased emphasis on security and compliance within the blockchain industry. Our USA based service providers, Foundry Digital (pool operator) and Gemini (crypto exchange) have successfully passed SOC2 certification in 2023.

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

Other developments during our fiscal year ended June 30, 2023

In September 2022, the Company entered into two letter agreements in connection with a previous offering described as follows. On March 30, 2021, Integrated Ventures, Inc. (the “Company”) entered into securities purchase agreements (the “Purchase Agreements”) with two institutional investors (the “Purchasers”), for the offering (the “Offering”) of (i) 30,000,000 shares of common stock (“Shares”), par value $0.001 per share, of the Company (“Common Stock”) and (ii) common stock purchase warrants (“Warrants”) to purchase up to an aggregate of 30,000,000 shares of Common Stock, which are exercisable for a period of five years after issuance at an initial exercise price of $0.30 per share, subject to certain adjustments, as provided in the Warrants, with each of the Purchasers receiving Warrants in the amount equal to 100% of the number of Shares purchased by such Purchaser and each Share and accompanying Warrant offered at a combined offering price of $0.30.

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

On January 19, 2023, the Company and the Purchaser entered into a letter agreement whereby the Company agreed to amend the terms of such Purchaser’s Warrants to purchase up to 11 million shares to provide effective as of August 30, 2022. The amendment reduced the exercise price thereof to $0.001, subject to adjustment therein, and waived the “exploding feature” of the Anti-Dilution Provision in the Warrant that would otherwise have effected an increase in the number of warrant shares as a result of an exercise price reduction so as to result in the same aggregate value of the warrant shares multiplied by the exercise price.

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

Although the cryptocurrency markets have been historically volatile and have weathered several up and down cycles over the past few years, recently these markets have been in a selloff phase for the past several months, possibly reflecting doubts as to the applicability of digital currencies in commercial applications and other factors. In this selloff, prices of digital currencies other than Bitcoin have experienced deeper percentage declines than Bitcoin. The most recent trading range for Bitcoin is $16,000 to $30,000. Other cryptocurrencies have experienced more substantial declines, than Bitcoin’s recent decline. Our revenues are directly affected by the Bitcoin market price specifically, which is the market leader for prices of all cryptocurrencies. In recent weeks, regulatory crackdowns have also weighed on prices. The SEC recently announced its first civil penalties against cryptocurrency founders as part of a wide regulatory and legal crackdown on fraud and abuses in the industry.

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

Financial

As of June 30, 2023, we operated our cryptocurrency mining operations in two hosting facilities, located in Tioga, Pennsylvania and Granbury, Texas. Effective January 1, 2023, we launched mining operations in Granbury, Texas. The hosting and power purchase agreements for both facilities require the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The Company is aggressively looking to expand its power capacity and is currently negotiating purchase or investment in multiple real estate properties capable of being deployed as data centers for cryptocurrency mining operations.

Our mining pool services are exclusively provided by Foundry Digital, LLC, a company bases in the United States.

Revenues from our cryptocurrency mining operations were $3,862,849 and $4,871,473 for the years ended June 30, 2023 and 2022, respectively. Revenues from the sales of crypto currency mining equipment were $0 and $1,678,660 for the years ended June 30, 2023 and 2022, respectively.

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations. We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale. We report realized gains and losses on the sales of cryptocurrencies net of transaction costs. As of June 30, 2023, our digital currencies at cost totaled $447,425 and were comprised of multiple denominations, primarily of Bitcoin (BTC).

Historically, we have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable and preferred stock. During the year ended June 30, 2023, we generated sufficient cash flow from operations and from the sale of digital currencies and were not required to enter any convertible note agreements or sell preferred stock.

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

Bitcoin is subject to halving; the reward for successfully solving a block will halve several times in the future and its value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts.

Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. In an event referred to as Bitcoin “halving,” the Bitcoin reward for mining any block is cut in half. For example, the mining reward for Bitcoin declined from 12.5 to 6.25 Bitcoin on May 11, 2020. This process is scheduled to occur once every 210,000 blocks, or roughly four years, until the total amount of Bitcoin rewards issued reaches 21 million, which is expected to occur around 2140. In April 2024, the mining reward for Bitcoin is expected to decline from 6.25 to 3.125 Bitcoin. Once 21 million Bitcoin are generated, the network will stop producing more. Currently, there are more than 19 million Bitcoin in circulation. While Bitcoin prices have had a history of price fluctuations around halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the price of Bitcoin does not follow these anticipated halving events, the revenue from our mining operations would decrease, and we may not have an adequate incentive to continue mining and may cease mining operations altogether, which may adversely affect an investment in us.

Furthermore, such reductions in Bitcoin rewards for uncovering blocks may result in a reduction in the aggregate hashrate of the Bitcoin network as the incentive for miners decreases. Miners ceasing operations would reduce the collective processing power on the network, which would adversely affect the confirmation process for transactions and make the Bitcoin network more vulnerable to malicious actors or botnets obtaining control in excess of 50 % of the processing power active on the blockchain. Such events may adversely affect our activities and an investment in us.

While Bitcoin prices have historically increased around these halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining rewards. If a corresponding and proportionate increase in the price of the Bitcoin does not follow future halving events, the revenue we earn from our mining operations would see a decrease, which could have a material adverse effect on our results of operations and financial condition.

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

Since the fourth quarter of 2021 to date in 2023, digital asset prices have fluctuated widely. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including digital asset exchanges, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each declared bankruptcy. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest Digital Asset Exchange by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. FTX is also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC, a subsidiary of Genesis Global Holdco, LLC (“Genesis Holdco”). The SEC also brought charges against Genesis Global Capital, LLC and Gemini Trust Company, LLC on January 12, 2023 for their alleged unregistered offer and sale of securities to retail investors.

Furthermore, Genesis Holdco, together with certain of its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2023. While Genesis Trust Company is not a service provider, cryptocurrency payouts, net of applicable fees, are paid to us by the pool operator, Foundry Digital, LLC, and the digital currency produced is either stored in a wallet (Coinbase/Gemini) or sold in open market.

These events have led to a substantial increase in regulatory and enforcement scrutiny of the industry as a whole and of digital asset exchanges in particular, including from the DOJ, the SEC, the CFTC, the White House and Congress.

In September 2017, the SEC created a new division known as the “Cyber Unit” to address, among other things, violations involving distributed ledger technology and ICOs, and filed a civil complaint in the Eastern District of New York charging a businessman and two companies with defrauding investors in a pair of so-called ICOs purportedly backed by investments in real estate and diamonds. Subsequently, the SEC has filed several orders instituting cease-and-desist proceedings against certain entities in connection with their unregistered offerings of tokens for failing to register a hedge fund formed for the purpose of investing in digital assets as an investment company for failing to register as a broker-dealer, even though it did not meet the definition of an exchange for failing either to register as a national securities exchange or to operate pursuant to an exemption from registration as an exchange after creating a platform that clearly fell within the definition of an exchange.

On March 9, 2022, President Biden signed an executive order on cryptocurrencies. While the executive order did not mandate any specific regulations, it instructs various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency. We cannot be certain as to how future regulatory developments will impact the treatment of digital assets under the law, including, but not limited to, whether digital assets will be classified as a security, commodity, currency and/or new or other existing classification. Such additional regulations may result in extraordinary, non-recurring expenses, thereby materially and adversely affecting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain or all of our operations. Any such action could have a material adverse effect on our business, financial condition and results of operations. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, all of which could harm our reputation and affect the value of our common stock. On April 4, 2022, shortly after President Biden’s executive order, SEC Chairman Gary Gensler announced that he has instructed the SEC staff to work (i) to register and regulate digital asset platforms like securities exchanges; (ii) with the CFTC on how to jointly address digital asset platforms that trade both securities and non-securities; (iii) on segregating out digital asset platforms’ custody of customer assets, if appropriate; and (iv) on segregating out the market making functions of digital asset platforms, if appropriate. These efforts have a high likelihood or result in new interpretations or regulations that would have material effects on our business that are impossible to predict.

In June 2023, SEC brought charges against Binance and Coinbase, two of the largest digital asset trading platforms, alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it plans to delist its USD trading pairs. The SEC’s actions against Binance and Coinbase led to further volatility in digital asset prices.

Further, in March 2023, the FDIC accepted Silicon Valley Bank and Signature Bank into receivership. Also, in March 2023, Silvergate Bank announced plans to wind down and liquidate its operations. Following these events, a number of companies that provide digital asset-related services have been unable to find banks that are willing to provide them with bank accounts and banking services. Although these events did not have a material impact on us, it is possible that a future closing of a bank with which we have a relationship could subject us to adverse conditions and pose challenges in finding an alternative suitable bank to provide us with bank accounts and banking services.

These events are continuing to develop at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to us, our miners, and/or our third party service providers, or on the digital asset industry as a whole.

Continued disruption and instability in the digital asset markets as these events develop, including further declines in the trading prices and liquidity of Bitcoin, could have a material adverse effect on our revenues and shares held by our investors could lose some or all of their value.

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

The operation of a bitcoin or other digital currency mine can require massive amounts of electrical power. We are reliant on Tioga Holding, LLC and US Bitcoin, LLC (current management company for facility in Granbury, Texas) for the power supply for our mining operations. Our mining operations can only be successful and ultimately profitable if the costs, including electrical power costs, associated with mining a bitcoin are lower than the price of a bitcoin. As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis with a reliable supplier, and our establishment of new mines requires us to find locations where that is the case. There may be significant competition for suitable mine locations, and government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage, or may otherwise potentially restrict or prohibit the provision or electricity to mining operations. If we are unable to receive adequate power supply and are forced to reduce our operations due to the availability or cost of electrical power, our business would experience materially negative impacts.

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

The future impact of the COVID-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of COVID-19 on our business, particularly on the digital currency markets. As of June 30, 2023 and June 30, 2022, our investment in property and equipment of $5,299,834 and $13,281,384, respectively, could be subject to impairment or change in valuation due to COVID-19 if our cryptocurrency mining revenues significantly decrease or we are not able to raise capital sufficient to fund our operations. In addition, any travel restrictions and social distancing requirements may make it difficult for our management to access and oversee our operations in Pennsylvania and Texas.

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

Our business can potentially be impacted by the effects of the COVID-19 as follows: (1) effect our financial condition, operating results and reduce cash flows; (2) cause disruption to the activities of equipment suppliers; (3) negatively effect the Company’s mining activities due to imposition of related public health measures and travel and business restrictions; (4) create disruptions to our core operations in Pennsylvania and Texas due to quarantines and self-isolations; (5) restrict the Company’s ability and that of its employees to access facilities and perform equipment maintenance, repairs, and programming which will lead to inability to monitor and service miners, resulting in reduced ability to mine cryptocurrencies due to miners being offline.

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

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

●	With a price of less than $5.00 per share;

●	That are not traded on a “recognized” national exchange;

●	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

●

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

Item 2. Properties.

Our corporate offices are located at 18385 Route 287, Tioga, PA 16946. Our telephone number is (215) 613-9898. We occupy a 2,500 square foot facility, at no cost to the Company, where we maintain and manage corporate accounting and perform research and development and equipment repair services. Our cryptocurrency mining operations are currently located in two hosted facilities in Tioga, Pennsylvania, and Granbury, Texas. The hosting and power purchase agreements for the two facilities require the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. We believe that our offices and hosted cryptocurrency mining facilities are currently suitable and adequate; however, we plan to expand our hosted cryptocurrency mining locations as new equipment is purchased and the need for additional space arises.

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

Period	High	Low

Fiscal year Ended June 30, 2023
Quarter Ended September 30, 2022	$9.7500	$3.8250
Quarter Ended December 31, 2022	$5.0000	$1.9187
Quarter Ended March 31, 2023	$5.6250	$2.1250
Quarter Ended June 30, 2023	$4.8750	$0.9401

Fiscal year Ended June 30, 2022
Quarter Ended September 30, 2021	$30.5625	$26.9250
Quarter Ended December 31, 2021	$36.4625	$32.1500
Quarter Ended March 31, 2022	$19.8750	$17.5500
Quarter Ended June 30, 2022	$8.2000	$7.0750

Holders

As of September 28, 2023, there were 18 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name. The Company is authorized to issued 300,000,000 shares of common stock.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business.

Equity Compensation Plan Information

As of June 30, 2023, there were no equity compensation plan under which our common stock is authorized for issuance.

Recent Sales of Unregistered Securities

The table below sets forth information as to sales by the Company of unregistered securities not previously reported in the Company’s periodic filings for its fiscal year ended June 30, 2023.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
June 30, 2023	Issuance of 50,000 shares of Series B preferred stock for compensation(2)	Steve Rubakh	NA	$14,750,000/NA

Penny Stock

Our common stock is considered “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

●	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

●

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

●	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

●	bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

GENERAL

We were incorporated in the State of Nevada on March 22, 2013 under the name Lightcollar, Inc. On March 22, 2015, we changed our name to EMS Find, Inc., and in July 2017, we changed our name to Integrated Ventures, Inc.  We have discontinued our prior operations and changed our business focus from our prior technologies relating to the EMS Find platform to acquiring, launching, and operating companies in the cryptocurrency sector, mainly in digital currency mining and sales of branded mining rigs.  Our offices are located at 18385 Route 287, Tioga, Pennsylvania 16946.

On November 22, 2017, we successfully launched our cryptocurrency operations, and revenues commenced from cryptocurrency mining operations and from sales of cryptocurrency mining equipment.

As of June 30, 2023, the Company owned a total of approximately 2,427 miners in two locations, Tioga, Pennsylvania and Granbury, Texas. During a prior year and due to PetaWatt’s financial difficulties, the Company discontinued its cryptocurrency mining operations in New York. All mining equipment previously operating in New York has been relocated to Tioga, Pennsylvania.  During the prior and current years, new Bitmain miners were delivered to Tioga, Pennsylvania, Kearney, Nebraska, and Granbury, Texas. All miners located in Kearney, Nebraska were relocated to Granbury, Texas during the current year. The miners located in Granbury, Texas were connected and placed into service in January 2023.

The Company will need to continue to (1) raise capital to purchase new mining equipment, (2) sell older and no longer profitable models and (3) expand cryptocurrency mining operations to new locations.

On April 17, 2023, the Board of Directors of the Company approved a 1-for-125 reverse split of the Company’s common shares. The reverse split has been given retroactive effect in the financial statements for all periods presented.

On July 27, 2023, the Board of Directors of the Company approved a resolution to increase the number of authorized common shares to 300,000,000.

Financial

As of June 30, 2023, we operated our cryptocurrency mining operations in two hosted facilities in Tioga, Pennsylvania and Granbury, Texas. The hosting and power purchase agreements for the Pennsylvania and Texas facilities require the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The agreement for the Pennsylvania facility is with a related party owned 50% by Steve Rubakh, our President and Chief Executive Officer.

Revenues from our cryptocurrency mining operations were $3,862,849 and $4,871,473 for the years ended June 30, 2023 and 2022, respectively. Revenues from the sales of cryptocurrency mining equipment were $0 and $1,678,660 for the years ended June 30, 2023 and 2022, respectively.

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations.  We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale.  We report realized gains and losses on the sales of cryptocurrencies net of transaction costs.  As of June 30, 2023, our digital currencies at cost totaled $447,425 and was comprised of Bitcoin (BTC).

Historically, we have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable and preferred stock. During the year ended June 30, 2023, we generated negative cash flow from operations and a loss from the sale of digital currencies. We did not incur additional debt or issue securities for cash.

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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2023 COMPARED TO THE YEAR ENDED JUNE 30, 2022

Revenues

Our cryptocurrency mining revenues decreased to $3,862,849 in the year ended June 30, 2023 from $4,871,473 in the year ended June 30, 2022. This decrease in revenues resulted primarily from the weakening of cryptocurrency markets.

We also have revenues from the sale of cryptocurrency mining equipment that have been either newly purchased or refurbished for resale. Such sales totaled $0 and $1,678,660 in the years ended June 30, 2023 and 2022, respectively. The sales of equipment will fluctuate from period to period depending on equipment available to us to sell and the current retail demand for our model of cryptocurrency mining units.

Cost of Revenues

Cost of revenues was $6,297,467 and $3,868,471 in the years ended June 30, 2023 and 2022, respectively. Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation and amortization, operating supplies, utilities, and consulting services are recorded as cost of revenues. The increase in cost of revenues in the current fiscal year is due primarily to an increase in depreciation expense and costs incurred from our hosting facilities. This increase was offset by a decrease in the cost of purchasing or assembling the cryptocurrency mining units sold.

We reported a gross loss on revenues of $2,434,618 and gross profit of $2,681,662 in the years ended June 30, 2023 and 2022, respectively. Lower cryptocurrency mining revenues in the current year resulting from the weakening of cryptocurrency markets, and the increase in depreciation expense and costs incurred from our hosting facilities contributed to the gross loss on revenues in the current year when compared to the gross profit to the prior year.

Operating Expenses

Our operating expenses increased to $22,717,919 in the year ended June 30, 2023 from $3,369,665 in the year ended June 30, 2022. The increase resulted primarily from an increase in related party stock-based compensation from $2,438,900 to $15,247,500, an increase in loss on disposition of property and equipment from $154,180 to $1,197,522, and an increase in impairment of property and equipment from $0 to $5,574,363.

Other Income (Expense)

Our other income (expense) was comprised of the following for the years ended June 30:

	2023	2022

Interest expense	$(276,932)	$(18,289)
Realized gain (loss) on digital currencies	(19,498)	181,583
Gain on extinguishment of debt	-	5,924
Loss on sale of property and equipment	-	(46,999)
Loss on settlement	(11,000)	-

Total other income (expense)	$(307,430)	$122,219

Our interest expense includes the amortization of debt discount and original issue discount for our convertible notes payable.  These amounts vary from period to period depending on the timing of new borrowings and the conversion of the debt to common stock by the lenders.  During the prior fiscal year, we paid off two notes payable totaling $57,822 and entered one note payable in June 2022 for $500,000, resulting in an increase in interest expense compared to the prior period as this note was outstanding for all of the current fiscal year.

In addition to the currencies received as compensation for our mining services, we purchased various digital currencies totaling $306,919 and $2,098,676 during the years ended June 30, 2023 and 2022, respectively. We also converted currencies from one denomination to another based on our assessment of market conditions for each respective currency.  The market values of individual currency denominations continually fluctuate, and the fluctuations may be material from day to day.  During the years ended June 30, 2023 and 2022, we received total proceeds of $3,552,596 and $7,462,655, respectively, from the sale of digital currencies and incurred transactions fees totaling $48,910 and $138,919, respectively, which are deducted from the gain or loss realized.  We realized a loss on sale of digital currencies, after deducting transaction costs, of $19,498 in the year ended June 30, 2023 and a gain on sale of digital currencies, after deducting transaction costs, of $181,853 in the year ended June 30, 2022.

During the nine months ended March 31, 2023, we recognized an $11,000 loss on exercise of warrants as we agreed to not receive cash for the exercise of 88,000 warrants.

In April 2020, the Company received loan proceeds of $7,583 under the terms and conditions of the Paycheck Protection Program (“PPP”). The loan was to mature 24 months from inception and bore interest at 1% per annum. In November 2021, the Company made PPP loan principal payments totaling $1,659. In December 2021, the remaining principal balance of $5,924 was forgiven pursuant to the provisions of the Act, and the Company recorded a gain of forgiveness of debt for this amount in the year ended June 30, 2022. No such gain on forgiveness of debt occurred in the year ended June 30, 2023.

During the years ended June 30, 2023 and 2022, we sold used mining equipment and realized a loss on the sale of $0 and $46,999, respectively.

Net Loss

As a result, primarily from the non-cash related party stock-based compensation, we reported a net loss of $25,459,967 in the year ended June 30, 2023, compared to a net loss of $565,514 in the year ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2023, we had total current assets of $265,153, including cash of $257,998 and prepaid expenses and other current assets of $7,165 and total current liabilities of $2,975,452. We had total stockholders’ deficit of $509,883 as of June 30, 2023 compared to a stockholders’ equity of $10,592,307 as of June 30, 2022.

Sources and Uses of Cash

During the year ended June 30, 2023, we used cash in operations of $3,427,959 as a result of our net loss of $25,459,967, increases in digital currencies of $3,911,752, prepaids expenses of $4,665, equipment deposits of $32,514, deposits of $499,300, offset by increases in accounts payable of $237,750, accrued expenses of $162,131, amounts due to related party of $318,565, and non-cash expenses of $25,761,793.

Net cash provided by operating activities during the year ended June 30, 2022 was $55,455 as a result of our net loss of $565,514, non-cash gain on sale of digital currencies of $181,853, non-cash gain on forgiveness of debt of $5,924, increases in digital currencies of $5,009,691, and deposits of $78,147 more than offset by other non-cash expenses totaling $4,311,690, decreases in equipment deposits of $1,135,088 and prepaid expenses and other current assets of $195,120 and increases in accounts payable of $28,702, accrued expenses of $4,731, and amounts due to related party of $221,253.

During the year ended June 30, 2023, net cash provided by investing activities was $3,245,677, comprised of the purchase of digital currencies of $306,919 offset by net proceeds from the sale of digital currencies of $3,552,596.

During the year ended June 30, 2022, we used net cash in investing activities of $2,267,633, comprised of the increase in equipment deposits of $7,763,487, purchase of digital currencies of $2,098,676, and the purchase of property and equipment of $73,575, partially offset by net proceeds from the sale of digital currencies of $7,462,655, net proceeds from the sale of property and equipment of $70,000, and proceeds from sale of property and equipment to a related party of $135,450.

During the year ended June 30, 2023, we had net cash provided by financing activities of $50,000 comprised of a repayment of notes payable of $50,000.

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

Going Concern

The Company has reported recurring net losses since its inception. As of June 30, 2023, the Company had an accumulated deficit of $73,101,867.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Digital Currencies

Digital currencies consist of Bitcoin, Quant, and Dogecoin, generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies purchased for short-term investment and trading purposes.  Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update (“ASU”) No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”).  An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired.  Impairment exists when the carrying amount exceeds its fair value.  In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists.  If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary.  If the Company concludes otherwise, it is required to perform a quantitative impairment test.  To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset.  Subsequent reversal of impairment losses is not permitted.  Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations.

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

Derivatives

As of June 30, 2023 and June 30, 2023, we recorded no derivative liabilities.

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

The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin, Quant, and Dogecoin. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives digital currencies, net of applicable network fees, which are recorded as revenue using the closing U.S. dollar price of the related cryptocurrency on the date of receipt. Expenses associated with running the cryptocurrency mining operations, such as equipment depreciation, rent, operating supplies, rent, utilities and monitoring services are recorded as cost of revenues.

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

OFF BALANCE SHEET ARRANGEMENTS

Operating Leases

As of June 30, 2023, the Company had no obligation for future lease payments under non-cancelable operating leases.  However, the Company has entered into several agreements described below related to its crypto currency mining operations pursuant to which the Company’s sole obligation is to pay monthly a contractual rate per kilowatt hour of electricity consumed.

Power Purchase and Hosting Agreement

On March 8, 2021, the Company and Compute North LLC (“Compute North”) entered into a Master Agreement for the colocation and management of the Company’s cryptocurrency mining operations.  This agreement required an initial deposit of $78,147 which is recorded as a Deposit on the Balance Sheets. The Company submits Order Forms to Compute North to determine the location of the hosted facilities, the number of cryptocurrency miners, the term of the services provided and the contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The Company’s ongoing obligation under the agreement to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

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

In January 2023, under Chapter 11 proceeding, Compute North sold these Master Agreements to GC Data Center Granbury, LLC and the parties consolidated all cryptocurrency mining operations in the Granbury, Texas facility.

Tioga Property Lease and Power Purchase Agreement

On December 15, 2021, the Company and Tioga Holding, LLC, a related party, entered into a Property Lease and Power Purchase Agreement for the use by the Company of facilities located in Tioga, Pennsylvania.  The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.  The term of the agreement is 36 months. The 36 months lease and mining operations were terminated in September 2023 due to significant increase in power cost by local utility. All mining equipment has been relocated to Granbury, Texas.

RECENTLY ISSUED ACCOUNTING POLICIES

There were no new accounting pronouncements issued or proposed by the FASB during the year ended June 30, 2023 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Disclosure under Item 7A is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

INTEGRATED VENTURES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Integrated Ventures, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Integrated Ventures, Inc. (the Company) as of June 30, 2023 and 2022 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Digital Currencies

As discussed in the notes to the financial statements, the Company has mining revenues and assets associated with the mining of digital currencies that requires significant judgements with regard to how the revenues are recognized and the assets are capitalized.

Auditing management’s evaluation of the accounting for mining revenues recognized and the capitalized digital assets involved significant judgement and subjectivity due to lack of formal GAAP and PCAOB guidance in the United States.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant revenues. We also evaluated several different third-party sites and sources to verify the information provided by management.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

 Houston, TX

September 28, 2023

INTEGRATED VENTURES, INC.
BALANCE SHEETS

	June 30,	June 30,
	2023	2022

ASSETS
Current assets:
Cash	$257,998	$490,280
Prepaid expenses and other current assets	7,165	2,500
Total current assets	265,163	492,780

Non-current assets:
Equipment deposits	-	2,355,167
Property and equipment, net of accumulated depreciation and amortization of $3,608,202 and $1,688,399 as of June 30, 2023 and 2022, respectively	5,299,834	13,281,384
Digital currencies	447,425	72,885
Deposits	578,147	78,847
Total non-current assets	6,325,406	15,788,283

Total assets	$6,590,569	$16,281,063

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$293,711	$55,961
Accrued preferred stock dividends	1,645,210	744,487
Accrued expenses	121,243	9,112
Due to related party	415,288	368,760
Notes payable, net of debt discount of $0 and $114,564 as of June 30, 2023 and 2022, respectively	500,000	385,436
Total current liabilities	2,975,452	1,563,756

Mezzanine:
Series C preferred stock, $0.01 par value, (3,000 shares authorized, 1,125 shares issued and outstanding as of June 30, 2023 and 2022, respectively.	1,125,000	1,125,000
Series D preferred stock, $0.01 par value, (4,000 shares authorized, 3,000 shares issued and outstanding as of June 30, 2023 and 2022, respectively.	3,000,000	3,000,000

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of June 30, 2023 and 2022, respectively)	500	500
Series B preferred stock, $0.001 par value, (1,000,000 shares authorized, 100,000 and 902,633 shares issued and outstanding as of June 30, 2023 and 2022, respectively)	100	903
Common stock, $0.001 par value; 6,000,000 shares authorized; 2,864,492 and 1,657,973 shares issued and outstanding as of June 30, 2023 and 2022, respectively	2,864	1,658
Additional paid in capital	72,588,520	56,781,410
Accumulated deficit	(73,101,867)	(46,192,164)
Total stockholders' equity (deficit)	(509,883)	10,592,307

Total liabilities, mezzanine and stockholders' equity (deficit)	$6,590,569	$16,281,063

The accompanying notes are an integral part of these financial statements.

INTEGRATED VENTURES, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	June 30, 2023	June 30, 2022

Revenue:
Cryptocurrency mining	$3,862,849	$4,871,473
Sales of cryptocurrency mining equipment	-	1,678,660
Total revenue, net	3,862,849	6,550,133

Cost of revenues	6,297,467	3,868,471

Gross profit (loss)	(2,434,618)	2,681,662

Operating expenses:
General and administrative	15,946,034	3,215,485
Loss on disposition of property and equipment	1,197,522	154,180
Impairment of property and equipment	5,574,363	-
Total operating expenses	22,717,919	3,369,665

Income (Loss) from operations	(25,152,537)	(688,003)

Other income (expense):
Interest expense	(276,932)	(18,289)
Realized gain (loss) on sale of digital currencies	(19,498)	181,583
Gain on extinguishment of debt	-	5,924
Loss on sale of property and equipment	-	(46,999)
Loss on settlement	(11,000)	-
Total other income (expense)	(307,430)	122,219

Loss before income taxes	(25,459,967)	(565,514)
Provision for income taxes	-	-

Net income (loss)	$(25,459,967)	$(565,514)

Dividends on Preferred Stock	(1,194,362)	(550,554)

Deemed dividend	(255,374)	-

Net loss attributable to shareholders	$(26,909,703)	$(1,116,068)

Net loss per common share attributable to shareholders, basic and diluted	$(11.98)	$(0.68)

Weighted average number of common shares outstanding, basic and diluted	2,246,630	1,637,717

The accompanying notes are an integral part of these financial statements.

INTEGRATED VENTURES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series C		Series D		Series A		Series B				Common	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance, June 30, 2021	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	727,370	$727	1,555,912	$1,556	$5,480,000	$48,558,195	$(45,076,096)	$8,964,882
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(24,737)	(24)	19,790	20	-	4	-	-
Issuance of Series B preferred stock for officer compensation	-	-	-	-	-	-	200,000	200	-	-	-	2,438,700	-	2,438,900
Issuance of common shares in conversion of common stock payable	-	-	-	-	-	-	-	-	64,000	64	(5,480,000)	5,479,936	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-	2,282	2	-	45,941	-	45,943
Issuance of common stock for debt	-	-	-	-	-	-	-	-	16,000	16	-	123,184	-	123,200
Sale of fully depreciated property and equipment to a related party	-	-	-	-	-	-	-	-	-	-	-	135,450	-	135,450
Rounding shares due to reverse split	-	-	-	-	-	-	-	-	(11)	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(550,554)	(550,554)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	(565,514)	(565,514)
Balance, June 30, 2022	1,125	1,125,000	3,000	3,000,000	500,000	500	902,633	903	1,657,973	1,658	-	56,781,410	(46,192,164)	10,592,307
Issuance of common stock for settlement	-	-	-	-	-	-	-	-	78,304	78	-	293,561	-	293,639
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(1,002,633)	(1,003)	802,106	802	-	201	-	-
Issuance of Series B preferred stock for officer compensation	-	-	-	-	-	-	200,000	200	-	-	-	15,247,300	-	15,247,500
Cashless warrants exercised	-	-	-	-	-	-	-	-	234,215	234	-	(234)	-	-
Warrants exercised	-	-	-	-	-	-	-	-	88,000	88	-	10,912	-	11,000
Rounding shares due to reverse split	-	-	-	-	-	-	-	-	3,894	4	-	(4)	-	-
Deemed dividends	-		-	-	-	-	-	-	-	-	-	255,374	(255,374)	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(1,194,362)	(1,194,362)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	(25,459,967)	(25,459,967)
Balance, June 30, 2023	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	100,000	$100	2,864,492	$2,864	$-	$72,588,520	$(73,101,867)	$(509,883)

The accompanying notes are an integral part of these financial statements.

INTEGRATED VENTURES, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25,459,967)	$(565,514)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,597,346	1,617,032
Stock-based compensation - related party	15,247,500	2,438,900
Common stock issued for services	-	45,943
Loss on exercise of warrants	11,000	-
Loss on sale of property and equipment	-	46,999
Loss on disposition of property and equipment	1,197,522	154,180
Impairment of property and equipment	5,574,363	-
Amortization of debt discount	114,564	8,636
Realized loss (gain) on sale of digital currencies	19,498	(181,853)
Gain on extinguishment of debt	-	(5,924)
Changes in operating assets and liabilities:
Digital currencies	(3,911,752)	(5,009,691)
Prepaid expenses and other current assets	(4,665)	195,120
Equipment deposits	(32,514)	1,135,088
Deposits	(499,300)	(78,147)
Accounts payable	237,750	28,702
Accrued expenses	162,131	4,731
Due to related party	318,565	221,253
Net cash provided by (used in) operating activities	(3,427,959)	55,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment deposits	-	(7,763,487)
Net proceeds from the sale of digital currencies	3,552,596	7,462,655
Purchase of property and equipment	-	(73,575)
Purchase of digital currencies	(306,919)	(2,098,676)
Proceeds from sale of property and equipment	-	70,000
Proceeds from sale of fully depreciated property and equipment to a related party	-	135,450
Net cash provided by (used in) investing activities	3,245,677	(2,267,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party short term advance	-	118,150
Proceeds from notes payable	-	500,000
Repayment of notes payable	(50,000)	(13,229)
Net cash provided by (used in) financing activities	(50,000)	604,921

Net increase (decrease) in cash	(232,282)	(1,607,257)
Cash, cash equivalents, and restricted cash - beginning of period	490,280	2,097,537
Cash, cash equivalents, and restricted cash - end of period	$257,998	$490,280

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$50,237	$541
Income taxes	$-	$-
Non-cash investing and financing activities:
Equipment deposits transferred to property and equipment	$2,387,681	$11,936,497
Common stock issued for common stock payable	$-	$5,480,000
Accrued preferred stock dividends	$1,194,362	$550,554
Common stock issued in debt incentive	$-	$123,200
Conversion of Series B preferred stock for common stock	$1,003	$2,474
Deemed dividend for warrant modification	$255,374	$-
Common stock for exercise of warrants	$234	$-
Common stock issued for accrued dividends	$293,639	$-
Accrued compensation repaid with digital currencies	$272,037	$-
Rounding shares due to reverse split	$4	$-

The accompanying notes are an integral part of these financial statements.

Integrated Ventures, Inc.

Notes to Condensed Financial Statements

Years Ended June 30, 2023 and 2022

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

The Company is developing and acquiring a diverse portfolio of digital currency assets and block chain technologies. Cryptocurrencies are a medium of exchange that uses decentralized control (a block chain) as opposed to a central bank to track and validate transactions. The Company is currently mining Bitcoin, Quant, and Dogecoin, whereby the Company earns revenue by solving “blocks” to be added to the block chain.  The Company also purchases certain digital currencies for short-term investment purposes.

On April 17, 2023, the Board of Directors of the Company approved a 1-for-125 reverse split of the Company’s common shares. The reverse split has been given retroactive effect in the financial statements for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that at times may exceed federally insured limits.  For the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents at June 30, 2023.

Digital Currencies

Digital currencies consist mainly of Bitcoin, Dogecoin, and Quant generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies purchased for short-term investment and trading purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update (“ASU”) No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”).  An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired.  Impairment exists when the carrying amount exceeds its fair value.  In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists.  If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary.  If the Company concludes otherwise, it is required to perform a quantitative impairment test.  To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset.  Subsequent reversal of impairment losses is not permitted.  Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations.  The Company had a realized loss on sale of digital currencies of $19,498 in the year ended June 30, 2023, and a had a realized gain on the sale of digital currencies of $181,853 in the year ended June 30, 2022.  Cryptocurrency mining revenues were $3,862,849 and $4,871,473 in the years ended June 30, 2023 and 2022, respectively.

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

During the years ended June 30, 2023 and 20221, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $1,197,522 and $154,180, respectively, to loss on disposition of property and equipment.

During the year ended June 30, 2023 and 2022, we impaired mining equipment and recognized impairment expense of $5,574,363 and $0, respectively.

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

Derivatives

As of June 30, 2023 and June 30, 2023, we recorded no derivative liabilities.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. During the year ended June 30, 2023 and 2022, we impaired mining equipment and recognized impairment expense of $5,574,363 and $0, respectively.

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

The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin, Quant, and Dogecoin. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives digital currencies, net of applicable network fees, which are recorded as revenue using the closing U.S. dollar price of the related cryptocurrency on the date of receipt. Expenses associated with running the cryptocurrency mining operations, such as equipment depreciation, rent, operating supplies, rent, utilities and monitoring services are recorded as cost of revenues.

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

The Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2023, tax years 2017 through 2022 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period.  Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in-the-money” stock options and warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock.  Equivalent shares are not utilized when the effect is anti-dilutive.  For the years ended June 30, 2023 and 2022, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the FASB during the year ended June 30, 2023 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

Concentrations

During the year ended June 30, 2023, there were no sales of cryptocurrency mining equipment. During the year ended June 30, 2022, one customer accounted for 72% of sales of cryptocurrency mining equipment and 18% of total revenues. A second customer accounted for 28% of sales of cryptocurrency mining revenues and 7% of total revenues.

During the year ended June 30, 2022, substantially all cryptocurrency mining equipment, including those units with costs included in equipment deposits as of June 30, 2022, was purchased form one supplier.

Reclassifications

Certain amounts in the financial statements for the year ended June 30, 2022 have been reclassified to conform to the presentation for the year ended June 30, 2023.

3.  GOING CONCERN

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of June 30, 2023, the Company’s current liabilities exceeded its current assets by $2,710,289 and the Company had an accumulated deficit of $73,101,867. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30:

	2023	2022

Cryptocurrency mining equipment	$8,668,025	$14,729,772
Furniture and equipment	240,011	240,011

Total	8,908,036	14,969,783
Less accumulated depreciation and amortization	(3,608,202)	(1,688,399)

Net	$5,299,834	$13,281,384

Depreciation and amortization expense, included in cost of revenues, for the years ended June 30, 2023 and 2022 was $3,597,346 and $1,617,032, respectively.

During the year ended June 30, 2023 and 2022, we sold used mining equipment and realized a loss on the sale of $0 and $46,999, respectively. During the year ended June 30, 2023 and 2022, we disposed of and wrote off non-serviceable, defective mining equipment and realized a loss on disposal of $1,197,522 and $154,180, respectively. During the year ended June 30, 2023 and 2022, we impaired mining equipment and recognized impairment expense of $5,574,363 and $0, respectively.

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

As of June 30, 2023, and June 30, 2022, equipment deposits totaled $0 and $2,355,167, respectively, including $0 and $6,316,119 paid to Bitmain under the Bitmain Agreement (net of Wattum reimbursements and deliveries of equipment).  As of June 30, 2023, 12 of the 12 shipments totaling 3,957 miners had been delivered by Bitmain to the Company, Wattum and two customers of the Company.

Sale of Miners

During the year ended June 30, 2023, the Company did not sell any miners. During the year ended June 30, 2022, the Company sold 187 miners to two non-related parties for $1,678,660.

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

For the year ended June 30, 2023, the Company issued to Mr. Rubakh 200,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $15,247,500, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

For the year ended June 30, 2022, the Company issued Mr. Rubakh 200,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $2,438,900, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

Total compensation expense included in general and administrative expenses was $450,000 and $450,000 for the years ended June 30, 2023 and 2022, respectively.  Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $297,138 and $250,610 as of June 30, 2023 and June 30, 2022, respectively.

In April 2022, Mr. Rubakh advanced $118,150 to a third-party vendor on behalf of the Company. The advance is due on demand, has no interest rate, and is unsecured. Amounts due to related party, consisting of short-term advances from Mr. Rubakh, totaled $118,150 as of June 30, 2023 and 2022.

The total amount due to Mr. Rubakh for accrued salary and short-term advances as of June 30, 2023 and 2022 was $415,288 and $368,760, respectively.

During the year ended June 30, 2023, Mr. Rubakh converted 1,002,633 shares of Series B preferred stock into 802,106 shares of common stock in a transaction recorded at the par value of the shares.

During the year ended June 30, 2022, Mr. Rubakh converted 24,737 shares of Series B preferred stock into 2,473,700 shares of common stock in a transaction recorded at the par value of the shares.

On December 15, 2021, the Company and Tioga Holding, LLC, a related party owned 50% by Mr. Rubakh, entered into a Property Lease and Power Purchase Agreement for the use by the Company of facilities located in Tioga, Pennsylvania.  The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.  The term of the agreement is 36 months.  Full mining operations commenced in April 2022.  During the year ended June 30, 2023 and 2022, the Company incurred power expense of $429,678 and $96,592 from Tioga Holdings, LLC. As of June 30, 2023, the Company had a balance of $192,184 due to Tioga Holdings, LLC.

7.  NOTES PAYABLE

On June 15, 2022, the Company entered into a Loan Agreement and Promissory Note with BHP Capital NY, Inc. (“BHP”) in the amount of $500,000. The note matures on January 15, 2023, and bares a flat interest charge of $130,000 that shall not be reduced or pro-rated in the event of prepayment. In addition, upon an event of default, the Note bares default interest of 18% per annum. This note is secured by assets and equipment of the Company. As further inducement to enter this note, the Company issued BHP 16,000 shares or restricted common stock. These shares were valued at $123,200 using the closing market price of the Company’s common stock on the date of issuance and were recorded as a debt discount that is being amortized to interest expense over the term of the note. The Company recorded $114,564 of interest expense for amortization of this debt discount and made a $50,000 interest payment during the year ended June 30, 2023. As of June 30, 2023, this note was in default due to nonpayment before the maturity date.

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

Each share of the Series C preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Starting one month after the issuance of the shares, they were in default due to the Company’s failure to pay the cumulative dividend monthly as required by the agreement. Dividends may be paid in cash or in shares of Series C preferred stock at the discretion of the Company. During the year ended June 30, 2023, the Company settled $293,639 of dividends owed in exchange for 78,304 shares of common stock. The shares of Common Stock were valued based on their value as of the settlement date which was $3.75 per share. As of June 30, 2023 and 2022, the Company accrued Series C preferred stock dividends of $245,088 and $212,296, respectively.

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

As of June 30, 2023 and 2022, 1,125 shares of Series C preferred stock were issued and outstanding and recorded at stated value as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

Each share of the Series D preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Starting one month after the issuance of the shares, they were in default due to the Company’s failure to pay the cumulative dividend monthly as required by the agreement. Dividends may be paid in cash or in shares of Series D preferred stock at the discretion of the Company. As of June 30, 2023 and 2022, the Company accrued Series D preferred stock dividends of $1,400,122 and $532,191, respectively.

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

As of June 30, 2023 and 2022, 3,000 shares of Series D preferred stock were issued and outstanding and recorded as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

9.  STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

Series A Preferred Stock

In March 2015, the Company filed with the State of Nevada a Certificate of Designation establishing the designations, preferences, limitations and relative rights of 1,000,000 shares of the Company’s Series A preferred stock.  Each share of Series A preferred stock has a par value of $0.001. Holders of the Series A preferred stock have the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of Series A preferred stock not subject to adjustment for a stock split or reverse stock split.  The shares of Series A preferred stock are not convertible into shares of common stock.

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of June 30, 2023 and 2022, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

Series B Preferred Stock

On December 21, 2015, the Company filed a Certificate of Designation for a new Series B convertible preferred stock with the State of Nevada following approval by the board of directors of the Company. Five Hundred Thousand (500,000) shares of the Company’s authorized preferred stock are designated as the Series B convertible preferred stock, par value of $0.001 per share and with a stated value of $0.001 per share (the “Stated Value”). Holders of Series B preferred stock shall be entitled to receive dividends, when and as declared by the Board of Directors out of funds legally available therefor. At any time and from time to time after the issuance of shares of the Series B preferred stock, each issued share of Series B preferred stock is convertible into 100 shares of the Company’s common stock (“Conversion Ratio”).The Conversion Raio is subject to adjustment if the Company enters into a merger or spin off transaction but is not subject to adjustment for a stock split or reverse stock split. The holders of the Series B preferred stock shall have the right to vote together with holders of common stock, on an as “converted basis”, on any matter that the Company’s shareholders may be entitled to vote on, either by written consent or by proxy. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series B preferred stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series B preferred stock an amount equal to the Stated Value, and all other amounts in respect thereof then due and payable prior to any distribution or payment shall be made to the holders of any junior securities.  The number of authorized Series B preferred stock was later increased to 1,000,000 shares.

During the year ended June 30, 2023, Mr. Rubakh converted 1,002,633 shares of Series B preferred stock into 802,106 shares of common stock in a transaction recorded at the par value of the shares.

For services provided during the year ended June 30, 2023, the Company issued to Mr. Rubakh 200,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $15,247,500, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

During the year ended June 30, 2022, Mr. Rubakh converted 24,737 shares of Series B preferred stock into 19,790 shares of common stock in a transaction recorded at the par value of the shares.

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

The Company had 100,000 and 902,633 shares issued and outstanding as of June 30, 2023 and 2022, respectively.

Common Stock

As of June 30, 2023, we were authorized to issue up to 6,000,000 shares of common stock with a par value of $0.001. On July 27, 2023, the Board of Directors of the Company approved a resolution to increase the number of authorized common shares to 300,000,000.

The Company had 2,864,492 and 1,657,973 common shares issued and outstanding as of June 30, 2023 and 2022, respectively.

On April 17, 2023, the Board of Directors of the Company approved a 1-for-125 reverse split of the Company’s common shares. The reverse split has been given retroactive effect in the financial statements for all periods presented.

During the year ended June 30, 2023, the Company issued a total of 1,206,519 shares of its common stock: 802,106 shares issued in conversion of Series B preferred stock recorded at par value of $802, 78,304 shares issued for settlement of accrued dividends for a fair value of $293,639, 322,215 shares for the exercise of warrants recorded at par value of $322, and 3,894 shares issued due to rounding from the Reverse Split.

During the year ended June 30, 2022, the Company issued a total of 102,061 shares of its common stock:  19,790 shares issued in conversion of Series B preferred stock recorded at par value of $20; 64,000 shares for common stock payable of $5,480,000, 2,282 shares for services valued at $45,943, and 16,000 shares as an inducement to enter Promissory Note at par value of $16, and (11) shares due to rounding from the Reverse Split.

10.  WARRANTS

As discussed in Note 10, the Company issued warrants in February 2021 to purchase 11,000,000 (88,000 post Reverse Split) shares of its common stock in connection with the sale of Series D preferred stock.

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

During the year ended June 30, 2023, we issued 88,000 shares of common stock for the exercise of these 88,000 warrants. As the Company agreed to not receive cash for the exercise of these warrants, an $11,000 Loss on Exercise of Warrant was recorded in the Other Income (Expense) section of the Statements of Operations.

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

During the year ended June 30, 2023, we issued 234,215 shares of common stock for the cash-less exercise of these 240,000 warrants.

A summary of the Company’s warrants as of June 30, 2023, and changes during the year then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2022	328,000	$37.50	3.72	$-
Granted	-	$-
Exercised	(322,214)	$0.13
Forfeited or expired	(5,786)	$0.13

Outstanding and exercisable at June 30, 2023	-	$-	-	$-

11.  COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Leases

As of June 30, 2023, the Company had no obligation for future lease payments under non-cancelable operating leases.  However, the Company has entered into three agreements described below related to its crypto currency mining operations pursuant to which the Company’s sole obligation is to pay monthly a contractual rate per kilowatt hour of electricity consumed.

Power Purchase and Hosting Agreement

On March 8, 2021, the Company and Compute North LLC (“Compute North”) entered into a Master Agreement for the colocation and management of the Company’s cryptocurrency mining operations.  This agreement required an initial deposit of $78,147 which is recorded as a Deposit on the Balance Sheets. The Company submits Order Forms to Compute North to determine the location of the hosted facilities, the number of cryptocurrency miners, the term of the services provided and the contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The Company’s ongoing obligation under the agreement to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

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

In January 2023, under Chapter 11 proceedings, Compute North sold these Master Agreements to GC Data Center Granbury, LLC and the parties consolidated all cryptocurrency mining operations in the Granbury, Texas facility.

Tioga Property Lease and Power Purchase Agreement

On December 15, 2021, the Company and Tioga Holding, LLC, a related party, entered into a Property Lease and Power Purchase Agreement for the use by the Company of facilities located in Tioga, Pennsylvania.  The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The term of the agreement is 36 months. The 36 months lease and mining operations were terminated in September 2023, due to significant increase in power cost by local utility. All mining equipment has been relocated to Granbury, Texas.

12.  INCOME TAXES

For the years ended June 30, 2023 and 2022, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of June 30, 2023, the Company has net operating loss carry forwards of approximately $7,478,174 that expire through the year 2041. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s income tax expense (benefit) differs from the “expected” tax expense (benefit) for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to income (loss) before income taxes), as follows:

	Years Ended June 30,
	2023	2022

Tax benefit at the statutory rate	$(5,346,593)	$(118,758)
State income taxes, net of federal income tax benefit	213,839	(248,245)
Non-deductible items	4,902,074	556,524
Non-taxable items	-	-
Change in valuation allowance	(230,680)	(189,521)

Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2016 through 2022 remain open to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax asset at June 30, 2023 and 2022, respectively, are as follows:

	June 30,
	2023	2022

Net operating loss carryforward	$1,570,417	$688,131
Accumulated depreciation	(1,112,965)	-
Less valuation allowance	(457,452)	(688,131)

Net	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets as of June 30, 2023 and 2022 were fully offset by a 100% valuation allowance.

13.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Issuance of Common Shares

Subsequent to June 30, 2023, Mr. Rubakh converted 11,355 shares of Series B preferred stock into 1,135,500 shares of common stock in a transaction recorded at the par value of the shares.

Issuance of Series B Preferred Stock

Subsequent to June 30, 2023, Mr. Rubakh was issued 50,000 shares of Series B preferred stock for officer compensation.

Amendment to Articles of Incorporation

On July 27, 2023, the Board of Directors of the Company approved a resolution to increase the number of authorized common shares to 300,000,000.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of June 30, 2023, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of June 30, 2023, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of June 30, 2023, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2023, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other Information about our Board of Directors

During our fiscal year ended June 30, 2023, our Board of Directors acted by written consent ☑ times.

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

Section 16(a) Compliance by Officers and Directors

Based solely upon a review of Mr. Steve Rubakh, our CEO, we believe that we did not need to, and we did not file any Forms 3, 4 or 5 during the fiscal year ended June 30, 2023.

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

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities, including that of director, during fiscal years 2023 and 2022 awarded to, earned by or paid to our executive officer.

Name and Principal Position	Year	Salary (2) ($)	Bonus (2) ($)	Stock Awards (3) ($)	Option and Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Steve Rubakh	2023	250,000	200,000	15,247,500	-	-	-	-	15,697,500
Chief Executive Officer, Chief Financial Officer and Director(1)	2022	250,000	200,000	2,438,900	-	-	-	-	2,888,900

(1)	Mr. Rubakh was appointed as CEO, CFO and Director on April 1, 2015.

(2)

The Board of Directors of the Company set the annual compensation for Steve Rubakh to include annual salary of $150,000 per year through March 31, 2021 and $250,000 effective April 1, 2021. In addition, the Board of Directors approved a bonus of $50,000 per quarter beginning the quarter ended June 30, 2021.

(3)

For the years ended June 30, 2023, 2022 and 2021, the Board of Directors authorized the issuance of 200,000, 200,000 and 350,000 shares of Series B preferred stock, respectively, as part of Mr. Rubakh’s compensation package. The Series B preferred stock is convertible into 100 shares of common stock and is valued for financial reporting purposes on an “as converted to common” basis, using the closing market price of the Company’s common stock on the issuance date.

Accrued compensation payable to Steve Rubakh as of June 30, 2023 and 2022 was $297,138 and $250,610, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock, Series A Preferred Stock and Series B preferred stock as of September 20, 2023, for:

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

	Name of	Amount and Nature of		Percent of	Total Voting
Title of Class	Beneficial Owners	Ownership(1)		Class(2)	Shares

Common stock, $0.001 par value	Steve Rubakh(3) 18385 Route 287 Tioga, PA 16946	1,997,701	(3)	49.94%	1,997,701	(3)

Series A preferred stock, $0.001 par value	Steve Rubakh(3)(4)	500,000		100%	500,000,000

Series B preferred stock, $0.001 par value	Steve Rubakh(3)(5)	105,000		100%	10,500,000

Series C preferred stock, $0.001 par value	BHP Capital NY, Inc. (6)	1,125		100%	132

Series D preferred stock, $0.001 par value	BHP Capital NY, Inc. (6)	3,000		100%	80

Total voting shares	Steve Rubakh				512,497,701

All officers and directors (one person)					512,497,701

Percentage of voting shares					99.61%

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

(2)	As of September 20, 2023, a total of 3,999,992 shares of the Company’s common stock are outstanding.

(3)

Mr. Rubakh owns 1,995,297 shares of common stock directly and has voting control over 2,404 shares held by Stanislav Rubakh and Kim Rubakh, and, as a result, has voting control over 1,997,701 shares of common stock. Mr. Rubakh holds 105,000 shares of Series B Convertible Preferred Stock directly, convertible into 10,500,000 shares of common stock and representing 10,500,000 total voting shares. Mr. Rubakh also owns all of the outstanding 500,000 shares of the super-voting Series A Preferred stock representing 50,000,000 voting shares.

(4)	The Series A preferred stock is not convertible into common stock but is representative of 50,000,000 shares of common stock solely for voting purposes.

(5)

As of September 20, 2023, a total of 105,00 shares of the Company’s Series B preferred stock are outstanding. The Series B preferred stock is convertible into 100,500,000 shares of common stock, and the holder has the right to vote, together with holders of Common Stock, on an as “converted basis.”

(6)

As of September 20, 2023, a total of 1,125 Series C preferred stock and 3,000 Series D preferred stock are outstanding.  The Series C preferred stock is convertible into 132 shares of common stock, and the holder has the right to vote, together with holders of Common Stock, on an as “converted basis,” and the Series D preferred stock is convertible into 80 shares of common stock, and the holder has the right to vote, together with holders of Common Stock, on an as “converted basis.” The natural person with voting power on behalf of BHP Capital NY Inc. is Bryan Pantofel.

Applicable percentage ownership in the preceding table is based on approximately 3,999,992 shares of common stock outstanding as of September 20, 2023 plus, for everyone, any securities that individual has the right to acquire within 60 days of September 20, 2023. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

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

The Board of Directors of the Company set the current annual compensation for Steve Rubakh to include annual salary of $250,000 per year effective April 1, 2021. Total compensation expense included in general and administrative expenses was $450,000 and $450,000 for the years ended June 30, 2023 and 2022, respectively. Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $297,138 and $250,610 as of June 30, 2023 and 2022, respectively.

During the year ended June 30, 2023, the Company issued to Mr. Rubakh 200,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $15,247,500, using the closing market price of the Company’s common stock on that date. During the year ended June 30, 2022, the Company issued to Mr. Rubakh 200,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $2,438,990, using the closing market price of the Company’s common stock on that date. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

Subsequent to June 30, 2023, Mr. Rubakh converted 11,355 shares of Series B preferred stock into 1,135,500 shares of common stock in a transaction recorded at the par value of the shares.

Director Independence

We currently have no independent directors as that term is defined in Rule 4200 of Nasdaq’s listing standards.

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the years ended June 30, 2023 and 2022, the aggregate fees billed by M&K CPAS PLLC for professional services rendered for the audit (including quarterly reviews) of our annual financial statements included in our annual report on Form 10-K were $57,000 and $47,500, respectively.

Audit fees consist of amounts billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement.

Audit-Related Fees

For the years ended June 30, 2023 and 2022, we were not billed for any audit-related fees.  Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees.”

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

10.1

Amendment dated November 16, 2020 to Securities Purchase Agreement, dated August 4, 2020, between the Company and Eagle Equities, LLC, and to Convertible Redeemable Note due February 4, 2020 issued August 4, 2020 to Eagle Equities, LLC [Incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K, filed with the SEC on November 18, 2020]

10.2

Securities Purchase Agreement, dated as of August 4, 2020, between the Company and Eagle Equities, LLC [Incorporated by reference to Exhibit 10.33 to our Current Report on Form 8-K, filed with the SEC on August 10, 2020]

10.3

Form of Convertible Redeemable Note due February 4, 2020 issued August 4, 2020 to Eagle Equities, LLC [Incorporated by reference to Exhibit 10.34 to our Current Report on Form 8-K, filed with the SEC on August 10, 2020]

52

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

/s/ Steve Rubakh	September 28, 2023
Steve Rubakh, Principal Executive Officer and Principal Financial and Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

