Form 10-Q
period 2023-09-30
INTEGRATED VENTURES, INC.
filed 2023-11-14
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, the registrant had 3,999,992 shares of its common stock, $0.001 par value, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

INTEGRATED VENTURES, INC.
BALANCE SHEETS

	September 30,	June 30,
	2023	2023
	(Unaudited)

ASSETS
Current assets:
Cash	$57,672	$257,998
Prepaid expenses and other current assets	10,930	7,165
Total current assets	68,602	265,163

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization of $4,341,766 and $3,608,202 as of September 30, 2023 and June 30 2023, respectively	4,603,020	5,299,834
Digital currencies	477,930	447,425
Deposits	578,147	578,147
Total non-current assets	5,659,097	6,325,406

Total assets	$5,727,699	$6,590,569

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$338,236	$293,711
Accrued preferred stock dividends	1,853,007	1,645,210
Accrued expenses	144,243	121,243
Due to related party	220,070	415,288
Notes payable in default, net of debt discount	500,000	500,000
Total current liabilities	3,055,556	2,975,452

Mezzanine:
Series C preferred stock, $0.01 par value, (3,000 shares authorized, 1,125 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively.	1,125,000	1,125,000
Series D preferred stock, $0.01 par value, (4,000 shares authorized, 3,000 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively.	3,000,000	3,000,000

Commitments and contingencies	-	-

Stockholders' equity:
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively)	500	500
Series B preferred stock, $0.001 par value, (1,000,000 shares authorized, 138,645 and 100,000 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively)	139	100
Common stock, $0.001 par value; 750,000,000 shares authorized; 3,999,992 and 2,864,492 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	4,000	2,864
Additional paid in capital	80,887,345	72,588,520
Accumulated deficit	(82,344,841)	(73,101,867)
Total stockholders' equity	(1,452,857)	(509,883)

Total liabilities, mezzanine and stockholders' equity	$5,727,699	$6,590,569

The accompanying notes are an integral part of these financial statements.

INTEGRATED VENTURES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022

Revenue:
Cryptocurrency mining	$1,059,064	$555,365

Cost of revenues	1,573,374	768,892

Gross profit (loss)	(514,310)	(213,527)

Operating expenses:
General and administrative	8,477,382	393,273
Total operating expenses	8,477,382	393,273

Income (loss) from operations	(8,991,692)	(606,800)

Other income (expense):
Interest expense	(23,030)	(108,852)
Realized gain (loss) on sale of digital currencies	(20,455)	(24,015)
Loss on settlement	-	(46,715)
Total other income (expense)	(43,485)	(179,582)

Income (loss) before income taxes	(9,035,177)	(786,382)
Provision for income taxes	-	-

Net income (loss)	$(9,035,177)	$(786,382)

Dividends on Preferred Stock	(207,797)	(153,255)

Deemed dividend	-	(162,037)

Net income (loss) attributable to shareholders	$(9,242,974)	$(1,101,674)

Net income (loss) per common share attributable to shareholders, basic and diluted	$(2.79)	$(0.61)

Weighted average number of common shares outstanding, basic and diluted	$3,308,818	$1,795,295

The accompanying notes are an integral part of these financial statements.

INTEGRATED VENTURES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	Series C		Series D		Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2022	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	902,633	$903	1,657,973	$1,658	$56,781,410	$(46,192,164)	$10,592,307
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(190,000)	(190)	152,000	152	38	-	-
Issuance of Series B preferred stock for related party compensation	-	-	-	-	-	-	50,000	50	-	-	207,450	-	207,500
Issuance of common shares for exercise of warrants	-	-	-	-	-	-	-	-	164,061	164	(164)	-	-
Deemed dividend for warrant modification	-	-	-	-	-	-	-	-	-	-	162,037	(162,037)	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	(153,255)	(153,255)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(786,382)	(786,382)
Balance, September 30, 2022	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	762,633	$763	1,974,034	$1,974	$57,150,771	$(47,293,838)	$9,860,170

Balance, June 30, 2023	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	100,000	$100	2,864,492	$2,864	$72,588,520	$(73,101,867)	$(509,883)
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(11,355)	(11)	1,135,500	1,136	(1,125)	-	-
Issuance of Series B preferred stock for related party compensation	-	-	-	-	-	-	50,000	50	-	-	8,299,950	-	8,300,000
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	(207,797)	(207,797)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(9,035,177)	(9,035,177)
Balance, September 30, 2023	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	138,645	$139	3,999,992	$4,000	$80,887,345	$(82,344,841)	$(1,452,857)

The accompanying notes are an integral part of these financial statements.

INTEGRATED VENTURES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Month Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,035,177)	$(786,382)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	733,564	432,205
Stock-based compensation - related party	8,300,000	207,500
Loss on disposition of property and equipment	-	46,715
Amortization of debt discount	-	52,964
Realized loss (gain) on sale of digital currencies	20,455	24,015
Changes in operating assets and liabilities:
Digital currencies	(1,057,886)	(557,198)
Prepaid expenses and other current assets	(3,765)	(7,620)
Deposits	-	(500,000)
Accounts payable	44,525	31,153
Accrued expenses	23,000	55,888
Due to related party	40,997	107,797
Net cash provided by (used in) operating activities	(934,287)	(892,963)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment deposits	-	(32,514)
Net proceeds from the sale of digital currencies	780,991	626,746
Purchase of digital currencies	-	(50,461)
Net cash provided by (used in) investing activities	780,991	543,771

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party short term advance	(47,030)	-
Net cash provided by (used in) financing activities	(47,030)	-

Net increase (decrease) in cash	(200,326)	(349,192)
Cash, cash equivalents, and restricted cash - beginning of period	257,998	490,280
Cash, cash equivalents, and restricted cash - end of period	$57,672	$141,088

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Equipment deposits transferred to property and equipment	$-	$2,387,681
Accrued preferred stock dividends	$207,797	$153,255
Conversion of Series B preferred stock for common stock	$1,136	$152
Purchase of property and equipment with digital currencies	$36,750	$-
Payment of amounts due to related party with digital currencies	$189,185	$-
Issuance of common shares for exercise of warrants	$-	$164
Deemed dividend for warrant modification	$-	$162,037

The accompanying notes are an integral part of these financial statements.

Integrated Ventures, Inc.

Notes to Financial Statements

Three Months Ended September 30, 2023

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

The Company is developing and acquiring a diverse portfolio of digital currency assets and block chain technologies. Cryptocurrencies are a medium of exchange that uses decentralized control (a block chain) as opposed to a central bank to track and validate transactions. The Company is currently mining Bitcoin, whereby the Company earns revenue by solving “blocks” to be added to the block chain. The Company also purchases certain digital currencies for short-term investment purposes.

On April 17, 2023, the Board of Directors of the Company approved a 1-for-125 reverse split of the Company’s common shares. The reverse split has been given retroactive effect in the financial statements for all periods presented.

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended September 30, 2023 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2024. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2023 filed on September 28, 2023 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are disclosed in Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 filed on September 28, 2023. The following summary of significant accounting policies of the Company is presented to assist in understanding the Company’s interim financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that at times may exceed federally insured limits. For the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents at September 30, 2023.

Digital Currencies

Digital currencies consist mainly of Bitcoin, generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies purchased for short-term investment and trading purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations. The Company had realized gain (losses) on sale of digital currencies of $(20,455) and $(24,015) in the three months ended September 30, 2023 and 2022, respectively. Cryptocurrency mining revenues were $1,059,064 and $555,365 in the three months ended September 30, 2023 and 2022, respectively.

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

During the three months ended September 30, 2023, the Company had no loss on disposition of property and equipment.

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

Derivatives

As of September 30, 2023, and June 30, 2023, the Company had no derivative liabilities.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the three months ended September 30, 2023 and 2022.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. This standard provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

Our revenues consist of cryptocurrency mining revenues recognized in accordance with ASC 606 as discussed above. Amounts collected from customers prior to shipment of products are recorded as deferred revenue.

The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives digital currencies, net of applicable network fees, which are recorded as revenue using the closing U.S. dollar price of the related cryptocurrency on the date of receipt. Expenses associated with running the cryptocurrency mining operations, such as equipment depreciation, rent, operating supplies, rent, utilities and monitoring services are recorded as cost of revenues.

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

Income Taxes

The Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2023, tax years 2017 through 2022 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in-the-money” stock options and warrants using the treasury stock method, convertible debt, and convertible preferred stock, were exercised or converted into common stock. Equivalent shares are not utilized when the effect is anti-dilutive. For the three months ended September 30, 2023 and 2022, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued or proposed by the FASB during the three months ended September 30, 2023, and through the date of filing this report which the Company believes will have a material impact on its financial statements.

Reclassifications

Certain amounts in the financial statements for prior year periods have been reclassified to conform to the presentation for the current year periods.

3. GOING CONCERN

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of September 30, 2023, the Company’s current liabilities exceeded its current assets by $2,986,954 and the Company had an accumulated deficit of $82,344,841. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2023	June 30, 2023

Cryptocurrency mining equipment	$8,704,775	$8,668,025
Furniture and equipment	240,011	240,011

Total	8,944,786	8,908,036
Less accumulated depreciation and amortization	(4,341,766)	(3,608,202)

Net	$4,603,020	$5,299,834

Depreciation and amortization expense, included in cost of revenues, for the three months ended September 30, 2023 and 2022 was $733,564 and $432,205, respectively.

During the three months ended September 30, 2023 and 2022, we disposed of and wrote off non-serviceable, defective mining equipment with a net book value of $0 and $46,715, respectively.

5. RELATED PARTY TRANSACTIONS

We have one executive officer, Steve Rubakh, who is currently our only full-time employee and sole member of our Board of Directors. Mr. Rubakh is paid an annual salary established by the Board of Directors, cash bonuses as determined by the Board of Directors, and is issued shares of Series B preferred stock on a quarterly basis for additional compensation. The number and timing of Series B preferred shares issued to Mr. Rubakh is at the discretion of the Board of Directors.

During the three months ended September 30, 2023, Mr. Rubakh’s annual salary was $250,000 ($62,500 quarterly). In addition, quarterly bonuses of $50,000 were approved by the Board of Directors. Additionally, the Company issued to Mr. Rubakh 50,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $8,300,000, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

During the three months ended September 30, 2022, Mr. Rubakh’s annual salary was $250,000 ($62,500 quarterly). In addition, quarterly bonuses of $50,000 were approved by the Board of Directors. Additionally, the Company issued to Mr. Rubakh 50,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $207,500, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

Total compensation expense included in general and administrative expenses was $8,412,500 and $320,000 for the three months ended September 30, 2023 and 2022, respectively. Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $148,950, and $297,138 as of September 30, 2023 and June 30, 2023, respectively.

In April 2022, Mr. Rubakh advanced $118,150 to a third-party vendor on behalf of the Company. The advance is due on demand, has no interest rate, and is unsecured. During the three months ended September 30, 2023, repayments of $47,303 were made on the advance. Amounts due to related party, consisting of short-term advances from Mr. Rubakh, totaled $71,120 and $118,150 as of September 30, 2023 and June 30, 2023, respectively.

Total amount due to Mr. Rubakh for accrued salary and short-term advances as of September 30, 2023 and June 30, 2023 was $220,070, and $415,288, respectively.

During the three months ended September 30, 2023, Mr. Rubakh converted 11,355 shares of Series B preferred stock into 1,135,500 shares of common stock in a transaction recorded at the par value of the shares.

During the three months ended September 30, 2022, Mr. Rubakh converted 190,000 shares of Series B preferred stock into 152,000 shares of common stock in a transaction recorded at the par value of the shares.

On December 15, 2021, the Company and Tioga Holding, LLC, a related party owned 50% by Mr. Rubakh (“Tioga”), entered into a Property Lease and Power Purchase Agreement for the use by the Company of facilities located in Tioga, Pennsylvania. The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The term of the agreement is 36 months. During the three months ended September 30, 2023 and 2022, the Company incurred power expense of $96,527 and $110,957 from Tioga.

6. NOTES PAYABLE

On June 15, 2022, the Company entered into a Loan Agreement and Promissory Note with BHP Capital NY, Inc. (“BHP”) in the amount of $500,000. The note matured on January 15, 2023, and bares a flat interest charge of $130,000 that shall not be reduced or pro-rated in the event of prepayment. In addition, upon an event of default, the Note bares default interest of 18% per annum. This note is secured by assets and equipment of the Company. As further inducement to enter this note, the Company issued BHP 16,000 shares of restricted common stock. These shares were valued at $123,200 using the closing market price of the Company’s common stock on the date of issuance and were recorded as a debt discount that is being amortized to interest expense over the term of the note. The Company recorded $0 and $52,965 of interest expense for amortization of this debt discount and accrued $23,000 and $55,888 of interest expense during the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, this note was in default due to nonpayment before the maturity date.

7. MEZZANINE

Series C Preferred Stock

Effective January 14, 2021, the Company filed a Certificate of Designation of the Series C Convertible Preferred Stock with the Nevada Secretary of State. The Company has authorized the issuance of an aggregate of 3,000 shares of the Series C preferred stock. Each share of Series C preferred stock has a par value of $0.001 per share and a stated value of $1,100 per share. The shares of Series C preferred stock are convertible into shares of the Company’s common stock at a conversion price of $8.50 per share.

Each share of the Series C preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Starting one month after the issuance of the shares, they were in default due to the Company’s failure to pay the cumulative dividend monthly as required by the agreement. Dividends may be paid in cash or in shares of Series C preferred stock at the discretion of the Company. During the year ended June 30, 2023, the Company settled $293,639 of dividends owed in exchange for 78,304 shares of common stock. The shares of Common Stock were valued based on their value as of the settlement date which was $3.75 per share. As of September 30, 2023 and June 30, 2023, the Company accrued Series C preferred stock dividends of $301,787 and $245,088, respectively.

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

As September 30, 2023 and June 30, 2023, 1,125 shares of Series C preferred stock were issued and outstanding and recorded at started value as mezzanine due to certain default provision requiring mandatory cash redemption that are outside the control of the Company.

Series D Preferred Stock

On February 19, 2021, the Company filed a Certificate of Designation of the Series D Convertible Preferred Stock with the Nevada Secretary of State authorizing the issuance of an aggregate of 4,000 shares of the Series D preferred stock. Each share of Series D preferred stock has a par value of $0.001 per share and a stated value of $1,100 per share. The shares of Series D preferred stock are convertible into shares of the Company’s common stock at a conversion price of $37.50 per share.

Each share of the Series D preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Starting one month after the issuance of the shares, they were in default due to the Company’s failure to pay the cumulative dividend monthly as required by the agreement. Dividends may be paid in cash or in shares of Series D preferred stock at the discretion of the Company. As of September 30, 2023 and June 30, 2023, the Company accrued Series D preferred stock dividends of $1,551,220 and $1,400,122, respectively.

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

As of September 30, 2023 and June 30, 2023, 3,000 shares of Series D preferred stock were issued and outstanding and recorded as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

8. STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of September 30, 2023 and June 30, 2023, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

Series B Preferred Stock

On December 21, 2015, the Company filed a Certificate of Designation for a new Series B convertible preferred stock with the State of Nevada following approval by the board of directors of the Company. Five Hundred Thousand (500,000) shares of the Company's authorized preferred stock are designated as the Series B convertible preferred stock, par value of $0.001 per share and with a stated value of $0.001 per share (the "Stated Value"). Holders of Series B preferred stock shall be entitled to receive dividends, when and as declared by the Board of Directors out of funds legally available therefor. At any time and from time to time after the issuance of shares of the Series B preferred stock, each issued share of Series B preferred stock is convertible into 100 shares of the Company’s common stock (“Conversion Ratio”). The Conversion Ratio is subject to adjustment if the Company enters into a merger or spin off transaction but is not subject to adjustment for a stock split or reverse stock split. The holders of the Series B preferred stock shall have the right to vote together with holders of common stock, on an as "converted basis", on any matter that the Company's shareholders may be entitled to vote on, either by written consent or by proxy. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series B preferred stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series B preferred stock an amount equal to the Stated Value, and all other amounts in respect thereof then due and payable prior to any distribution or payment shall be made to the holders of any junior securities. The number of authorized Series B preferred stock was later increased to 1,000,000 shares.

During the three months ended September 30, 2023, Mr. Rubakh converted 11,355 shares of Series B preferred stock into 1,135,500 shares of common stock in a transaction recorded at the par value of the shares.

During the three months ended September 30, 2022, Mr. Rubakh converted 190,000 shares of Series B preferred stock into 152,000 shares of common stock in a transaction recorded at the par value of the shares.

For services provided during the three months ended September 30, 2023, the Company issued to Mr. Rubakh 50,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $8,300,000, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

For services provided during the three months ended September 30, 2022, the Company issued to Mr. Rubakh 50,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $207,500, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

The Company had 138,645 and 100,000 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively.

Common Stock

As of September 30, 2023, we were authorized to issue up to 300,000,000 shares of common stock with a par value of $0.001.

The Company had 3,999,992 and 2,864,492 common shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively.

During the three months ended September 30, 2023, the Company issued a total of 1,135,500 shares of its common in conversion of Series B preferred stock recorded at par value of $1,136.

During the three months ended September 30, 2022, the Company issued a total of 316,062 shares of its common stock: 152,000 shares issued in conversion of Series B preferred stock recorded at par value of $152 and 164,062 shares for the cash-less exercise of warrants recorded at par value of $164.

9. WARRANTS

The Company issued warrants to purchase 88,000 shares of its common stock in February 2021 in connection with the sale of Series D preferred stock.

The Company also issued warrants to purchase 240,000 shares of its common stock in April 2021 in connection with the sale of common stock. During the three months ended September 30, 2022, the Company entered into two letter agreements in connection with this sale described as follows.

On September 13, 2022, the Company and one of the Purchasers entered into a letter agreement (the “September 13 Amendment Agreement”) whereby the Company agreed to amend the terms of such Purchaser’s Warrants to purchase up to 120 thousand shares to provide effective as of June 29, 2022. The amendment reduced the exercise price thereof to $0.125, subject to adjustment therein, and waived the “exploding feature” of the Anti-Dilution Provision in the Warrant that would otherwise have effected an increase in the number of warrant shares as a result of an exercise price reduction so as to result in the same aggregate value of the warrant shares multiplied by the exercise price. Additionally, other than an Exempt Issuance, as defined in the Warrants, from the date hereof until 90 days after the date hereof, neither the Company nor any subsidiary of the Company may issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents (as defined in the Warrants).

On September 15, 2022, the Company and the other Purchaser entered into a letter agreement (the “September 15 Amendment Agreement”) whereby the Company agreed to amend the terms of such Purchaser’s Warrants to purchase up to 120 thousand shares, effective as of August 30, 2022. The amendment reduced the exercise price thereof to $0.125, subject to adjustment therein, and waived the “exploding feature” of the Anti-Dilution Provision in the Warrant that would otherwise have effected an increase in the number of warrant shares as a result of an exercise price reduction so as to result in the same aggregate value of the warrant shares multiplied by the exercise price. Additionally, other than an Exempt Issuance, as defined in the Warrants, from the date hereof until 90 days after the date hereof, neither the Company nor any subsidiary of the Company may issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents (as defined in the Warrants).

The effect of these modifications was measured as the excess of the fair value of the amended Purchaser’s Warrants over the fair value of the Purchaser’s Warrants immediately before the amendments which amounted to $162,037 and was recognized as a dividend due to the substance of the modification not indicating the issuer has incurred a cost that should be expensed.

During the three months ended September 30, 2022, we issued 20,507,692 shares of common stock for the cash-less exercise of 20,894,900 warrants.

There were no warrants outstanding as of September 30, 2023 and June 30, 2023.

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Leases

As of September 30, 2023, the Company had no obligation for future lease payments under non-cancelable operating leases. However, the Company has entered into three agreements described below related to its crypto currency mining operations pursuant to which the Company’s sole obligation is to pay monthly a contractual rate per kilowatt hour of electricity consumed.

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

On June 3, 2022, the Company and Compute North entered into a second Master Agreement for the colocation and management of the Company’s cryptocurrency mining operations. The Company executed Order Forms to Compute North to determine the number of cryptocurrency miners, the term of the services provided and the contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. This agreement required an initial deposit of $500,000, which is recorded as a Deposit on the Balance Sheets. The Company has an ongoing obligation under the agreement to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

In January 2023, under Chapter 11 proceedings, Compute North sold these Master Agreements to GC Data Center Granbury, LLC and the parties consolidated all cryptocurrency mining operations in the Granbury, Texas facility.

Tioga Property Lease and Power Purchase Agreement

On December 15, 2021, the Company and Tioga Holding, LLC, a related party, entered into a Property Lease and Power Purchase Agreement for the use by the Company of facilities located in Tioga, Pennsylvania. The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The term of the agreement is 36 months and the mining operations terminated in September 2023, due to significant increase in power cost by local utility. All mining equipment has been relocated to Granbury, Texas.

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Issuances of Common Stock

Subsequent to September 30, 2023, the Company purchased 224 crypto currency mining servers for 200,000 shares of common stock.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2023 filed on September 28, 2023 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

As of September 30, 2023, the Company owned a total of approximately 2,427 miners in one location, Granbury, Texas. All miners previously located in Tioga, Pennsylvania were relocated to Granbury, Texas during the three months ended September 30, 2023.

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

Financial

As of September 30, 2023, we operated our cryptocurrency mining operations in one hosted facility in Wolf Hollow, Texas. The hosting and power purchase agreement for this facility requires the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

Revenues from our cryptocurrency mining operations were $1,059,064 and $555,365 for the three months ended September 30, 2023 and 2022, respectively.

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations. We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale. We report realized gains and losses on the sales of cryptocurrencies net of transaction costs. As of September 30, 2023, our digital currencies at cost totaled $20,455 and were comprised of Bitcoin (BTC).

Historically, we have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable and preferred stock. During the three months ended September 30, 2023, we generated negative cash flow from operations and a loss from the sale of digital currencies. We did not incur additional debt or issue securities for cash.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2022

Revenues

Our cryptocurrency mining revenues increased to $1,059,064 in the three months ended September 30, 2023 from $555,365 in the three months ended September 30, 2022. This increase in revenues resulted primarily due to the strengthening of cryptocurrency markets and increased miners.

Cost of Revenues

Cost of revenues was $1,573,374 and $768,892 in the three months ended September 30, 2023 and 2022, respectively. Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation and amortization, operating supplies, utilities, and consulting services are recorded as cost of revenues. The increase in cost of revenues in the current fiscal year is due primarily to an increase in depreciation expense and costs incurred from our hosting facilities.

Operating Expenses

Our operating expenses increased to $8,477,382 in the three months ended September 30, 2023 from $393,273 in the three months ended September 30, 2022. The increase resulted primarily from increased non-cash stock-based compensation expense. We reported non-cash, related party stock-based compensation of $207,500 in the three months ended September 30, 2022 compared to $8,300,000 in the three months ended September 30, 2023.

Other Income (Expense)

Our other income (expense) was comprised of the following for the three months ended September 30:

	2023	2022

Interest expense	$(23,030)	$(108,852)
Realized gain (loss) on sale of digital currencies	(20,455)	(24,015)
Loss on disposition of property and equipment		(46,715)

Total other income (expense)	$(43,485)	$(179,582)

Our interest expense includes the amortization of debt discount and original issue discount for our convertible notes payable. These amounts vary from period to period depending on the timing of new borrowings and the conversion of the debt to common stock by the lenders. During the prior three months ended, we had one note payable outstanding for $500,000 which we had recorded $52,965 of interest for debt discount. During the current three months ended we had the same note payable outstanding with a fully amortized debt discount, thus resulting in a decrease in interest expense compared to the prior period.

In addition to the currencies received as compensation for our mining services, we purchased various digital currencies totaling $0 and $50,461 during the three months ended September 30, 2023 and 2022, respectively. We also converted currencies from one denomination to another based on our assessment of market conditions for each respective currency. The market values of individual currency denominations continually fluctuate, and the fluctuations may be material from day to day. During the three months ended September 30, 2023 and 2022, we received total proceeds of $780,991 and $626,746, respectively, from the sale of digital currencies and incurred transactions fees totaling $11,637 and $1,831, respectively, which are deducted from the gain or loss realized. We realized a loss on sale of digital currencies, after deducting transaction costs, of $20,455 and $24,015 in the three months ended September 30, 2023 and 2022, respectively.

We did not report any gain or loss on the disposal of property and equipment during the three months ended September 30, 2023. During the three months ended September 30, 2022, we disposed of and write off non-serviceable, defective mining equipment with a net book value of $46,715.

Net Loss

As a result, we reported a net loss of $9,035,177 in the three months ended September 30, 2023, compared to net loss of $786,382 in the three months ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of September 30, 2023, we had total current assets of $68,602, including cash of $57,672 and prepaid expenses and other current assets of $10,930 and total current liabilities of $3,055,556. We had total stockholders’ deficit of $1,452,857 as of September 30, 2023 compared to a stockholders’ deficit of $509,883 as of June 30, 2023.

Sources and Uses of Cash

During the three months ended September 30, 2023, we used cash in operations of $934,287 as a result of our net loss of $9,035,177, non-cash loss on sale of digital currencies of $20,455, non-cash stock-based compensation-related party $8,300,000, other non-cash expenses of $733,564, increases in digital currencies of $1,057,886, prepaid expenses of $3,765, accounts payable of $44,525, accrued expenses of $23,000, and a decrease in amounts due to related party of $40,997.

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

During the three months ended September 30, 2023, we provided net cash in investing activities of $780,991, comprised of net proceeds from the sale of digital currencies.

During the three months ended September 30, 2022, we provided net cash in investing activities of $543,771, comprised of proceeds from the sale of digital currencies of $626,746, offset by the increase in equipment deposits of $32,514 and the purchase of digital currencies of $50,461.

During the three months ended September 30, 2023, we used net cash in financing activities of $47,030, comprised of the repayment of the related party shot term advance.

During the three months ended September 30, 2022, we had no net cash provided by or used in financing activities.

We will have to raise funds to successfully operate our digital currency mining operations, purchase equipment and expand our operations to multiple facilities. We will have to borrow money from shareholders or issue debt or equity or enter a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us.

Going Concern

The Company has reported recurring net losses since its inception. As of September 30, 2023, the Company had an accumulated deficit of $82,344,841. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Digital Currencies

Digital currencies consist mainly of Bitcoin, generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies purchased for short-term investment and trading purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations.

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

During the three months ended September 30, 2023, the Company had no loss on disposition of property and equipment.

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

Derivatives

As of September 30, 2023 and June 30, 2023, we recorded no derivative liabilities.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the three months ended September 30, 2023 and 2022.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. This standard provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

Our revenues currently consist of cryptocurrency mining revenues recognized in accordance with ASC 606 as discussed above. Amounts collected from customers prior to shipment of products are recorded as deferred revenue.

The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin. The Company satisfies its performance obligation at the point in time that the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives digital currencies, net of applicable network fees, which are recorded as revenue using the closing U.S. dollar price of the related cryptocurrency on the date of receipt. Expenses associated with running the cryptocurrency mining operations, such as equipment depreciation, rent, operating supplies, rent, utilities and monitoring services are recorded as cost of revenues.

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

OFF BALANCE SHEET ARRANGEMENTS

Operating Leases

As of September 30, 2023, the Company had no obligation for future lease payments under non-cancelable operating leases. However, the Company has entered into several agreements described below related to its crypto currency mining operations pursuant to which the Company’s sole obligation is to pay monthly a contractual rate per kilowatt hour of electricity consumed.

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

In January 2023, Compute North sold these Master Agreements to GC Data Center Granbury, LLC and the parties consolidated all cryptocurrency mining operations in the Wolf Hollow, Texas facility.

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

RECENTLY ISSUED ACCOUNTING POLICIES

There were no new accounting pronouncements issued or proposed by the FASB during the three months ended September 30, 2023 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of September 30, 2023, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2023, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of September 30, 2023, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2023, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Corrective Action

Management plans to address the structure of the Board of Directors and discuss adding an audit committee during fiscal year 2024.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

ITEM 2. UNREGISTERED SALES IN EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended September 30, 2023, the Company issued 1,135,500 shares of common stock in conversion of Series B preferred stock.

During the three months ended September 30, 2023, there were no repurchases of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer**

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). *

101.SCH	Inline XBRL Taxonomy Extension Schema *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted inline XBRL and contained in Exhibit 101)*

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

INTEGRATED VENTURES, INC.

Dated: November 14, 2023	By:	/s/ Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

