Form 10-Q
period 2023-12-31
INTEGRATED VENTURES, INC.
filed 2024-02-09
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 9, 2024, the registrant had 5,064,492 shares of its common stock, $0.001 par value, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

INTEGRATED VENTURES, INC.

BALANCE SHEETS

	December 31,	June 30,
	2023	2023
	(Unaudited)

ASSETS
Current assets:
Cash	$27,452	$257,998
Prepaid expenses and other current assets	4,215	7,165
Total current assets	31,667	265,163

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization of $4,898,813 and $3,608,202 as of December 31, 2023 and June 30, 2023, respectively	4,046,670	5,299,834
Digital currencies	788,864	447,425
Deposits	578,147	578,147
Total non-current assets	5,413,681	6,325,406

Total assets	$5,445,348	$6,590,569

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$248,511	$293,711
Accrued preferred stock dividends	2,060,804	1,645,210
Accrued expenses	117,243	121,243
Due to related party	99,484	415,288
Notes payable in default, net of debt discount	500,000	500,000
Total current liabilities	3,026,042	2,975,452

Mezzanine:
Series C preferred stock, $0.01 par value, 3,000 shares authorized, 1,125 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively.	1,125,000	1,125,000
Series D preferred stock, $0.01 par value, 4,000 shares authorized, 3,000 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively.	3,000,000	3,000,000

Commitments and contingencies	-	-

Stockholders' equity:
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively)	500	500
Series B preferred stock, $0.001 par value, 1,000,000 shares authorized, 130,000 and 100,000 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively)	130	100
Common stock, $0.001 par value; (750,000,000 shares authorized; 5,064,492 and 2,864,492 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively)	5,065	2,864
Additional paid in capital	81,195,589	72,588,520
Accumulated deficit	(82,906,978)	(73,101,867)
Total stockholders' deficit	(1,705,694)	(509,883)

Total liabilities, mezzanine and stockholders' equity	$5,445,348	$6,590,569

The accompanying notes are an integral part of these financial statements.

INTEGRATED VENTURES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

Revenue:
Cryptocurrency mining	$1,728,108	$370,292	$2,787,172	$925,657
Total revenue, net	1,728,108	370,292	2,787,172	925,657

Cost of revenues	1,917,470	678,690	3,490,844	1,447,582

Gross profit (loss)	(189,362)	(308,398)	(703,672)	(521,925)

Operating expenses:
General and administrative	202,570	302,251	8,679,952	695,524
Loss on disposition of property and equipment	121,670	-	121,670	46,715
Total operating expenses	324,240	302,251	8,801,622	742,239

Income (loss) from operations	(513,602)	(610,649)	(9,505,294)	(1,264,164)

Other income (expense):
Interest expense	(23,884)	(109,049)	(46,914)	(217,901)
Realized gain (loss) on sale of digital currencies	183,146	(43,899)	162,691	(67,914)
Total other income (expense)	159,262	(152,948)	115,777	(285,815)

Income (loss) before income taxes	(354,340)	(763,597)	(9,389,517)	(1,549,979)
Provision for income taxes	-	-	-	-

Net income (loss)	$(354,340)	$(763,597)	$(9,389,517)	$(1,549,979)

Dividends on Preferred Stock	(207,797)	(632,287)	(415,594)	(785,542)

Deemed dividend	-	-	-	(162,037)

Net income (loss) attributable to shareholders	$(562,137)	$(1,395,884)	$(9,805,111)	$(2,497,558)

Net income (loss) per common share attributable to shareholders, basic	$(0.13)	$(0.70)	$(2.60)	$(1.32)
Net income (loss) per common share attributable to shareholders, diluted	$(0.13)	$(0.70)	$(2.60)	$(1.32)

Weighted average number of common shares outstanding, basic	$4,228,742	$2,000,600	$3,768,780	$1,897,948
Weighted average number of common shares outstanding, diluted	$4,228,742	$2,000,600	$3,768,780	$1,897,948

The accompanying notes are an integral part of these financial statements.

INTEGRATED VENTURES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Series C		Series D		Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2022	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	902,633	$903	1,657,973	$1,658	$56,781,410	$(46,192,164)	$10,592,307
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(190,000)	(190)	152,000	152	38	-	-
Issuance of Series B preferred stock for related party compensation	-	-	-	-	-	-	50,000	50	-	-	207,450	-	207,500
Issuance of common shares for exercise of warrants	-	-	-	-	-	-	-	-	164,061	164	(164)	-	-
Deemed dividend for warrant modification	-	-	-	-	-	-	-	-	-	-	162,037	(162,037)	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	(153,255)	(153,255)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(786,382)	(786,382)
Balance, September 31, 2022	1,125	1,125,000	3,000	3,000,000	500,000	500	762,633	763	1,974,034	1,974	57,150,771	(47,293,838)	9,860,170
Issuance of common shares for exercise of warrants	-	-	-	-	-	-	-	-	31,334	31	(31)	-	-
Issuance of Series B preferred stock for related party compensation	-	-	-	-	-	-	50,000	50	-	-	144,950	-	145,000
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	(632,287)	(632,287)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(763,597)	(763,597)
Balance, December 31, 2022	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	812,633	$813	2,005,368	$2,005	$57,295,690	$(48,689,722)	$8,609,286

Balance, June 30, 2023	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	100,000	$100	2,864,492	$2,864	$72,588,520	$(73,101,867)	$(509,883)
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(11,355)	(11)	1,135,500	1,136	(1,125)	-	-
Issuance of Series B preferred stock for related party compensation	-	-	-	-	-	-	50,000	50	-	-	8,299,950	-	8,300,000
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	(207,797)	(207,797)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(9,035,177)	(9,035,177)
Balance, September 31, 2023	1,125	1,125,000	3,000	3,000,000	500,000	500	138,645	139	3,999,992	4,000	80,887,345	(82,344,841)	(1,452,857)
Issuance of common shares for purchase of bitcoin miners	-	-	-	-	-	-	-	-	200,000	200	309,100	-	309,300
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(8,645)	(9)	864,500	865	(856)	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	(207,797)	(207,797)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(354,340)	(354,340)
Balance, December 31, 2023	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	130,000	$130	5,064,492	$5,065	$81,195,589	$(82,906,978)	$(1,705,694)

The accompanying notes are an integral part of these financial statements.

INTEGRATED VENTURES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,389,517)	$(1,549,979)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,479,284	822,106
Stock-based compensation - related party	8,300,000	352,500
Loss on disposition of property and equipment	121,670	46,715
Amortization of debt discount	-	105,928
Realized loss (gain) on sale of digital currencies	(162,691)	67,914
Changes in operating assets and liabilities:
Digital currencies	(2,753,408)	(935,221)
Prepaid expenses and other current assets	2,950	(3,810)
Deposits	-	(500,000)
Accounts payable	(45,200)	74,640
Accrued expenses	46,000	111,776
Due to related party	104,083	213,637
Net cash provided by (used in) operating activities	(2,296,829)	(1,193,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment deposits	-	(32,514)
Net proceeds from the sale of digital currencies	2,403,748	1,021,232
Purchase of digital currencies	(237,195)	(198,313)
Purchase of property and equipment	(1,740)	-
Net cash provided by (used in) investing activities	2,164,813	790,405

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party advance	(48,530)	-
Repayment of accrued interest on note payable	(50,000)	-
Net cash provided by (used in) financing activities	(98,530)	-

Net increase (decrease) in cash	(230,546)	(403,389)
Cash, cash equivalents, and restricted cash - beginning of period	257,998	490,280
Cash, cash equivalents, and restricted cash - end of period	$27,452	$86,891

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$50,914	$197
Income taxes	$-	$-
Non-cash investing and financing activities:
Equipment deposits transferred to property and equipment	$-	$2,387,681
Common stock issued for purchase of bitcoin miners	$309,300	$-
Accrued preferred stock dividends	$415,594	$785,542
Conversion of Series B preferred stock for common stock	$2,001	$19,000
Payment of amounts due to related party with digital currencies	$371,357	$-
Purchase of property and equipment with digital currencies	$36,750	$-
Common stock issued with warrants	$-	$24,425
Deemed dividend for warrant modification	$-	$162,037

The accompanying notes are an integral part of these financial statements.

 Integrated Ventures, Inc.

Notes to Financial Statements

Six Months Ended December 31, 2023

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended December 31, 2023 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2024. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2023 filed on September 28, 2023 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that at times may exceed federally insured limits. For the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents at December 31, 2023.

Digital Currencies

Digital currencies consist mainly of Bitcoin, generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies purchased for short-term investment and trading purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Codification ("ASC") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies are included in other income (expense) in the statements of operations. The Company had realized gain (losses) on sale of digital currencies of $183,146 and $(43,899) in the three months ended December 31, 2023 and 2022, respectively and of $162,691 and $(67,914) in the six months ended December 31, 2023 and 2022, respectively. Cryptocurrency mining revenues were $1,728,108 and $370,292 in the three months ended December 31, 2023 and 2022, respectively and $2,787,172 and $925,657 in the six months ended December 31, 2023 and 2022, respectively.

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

During the six months ended December 31, 2023, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $121,670 to loss on disposition of property and equipment.

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

Derivatives

As of December 31, 2023, and June 30, 2023, the Company had no derivative liabilities.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the three and six months ended December 31, 2023 and 2022.

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

Income Taxes

The Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2023, tax years 2017 through 2022 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in-the-money” stock options and warrants using the treasury stock method, convertible debt, and convertible preferred stock, were exercised or converted into common stock. Equivalent shares are not utilized when the effect is anti-dilutive. For the three and six months ended December 31, 2023 and 2022, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. ASU No. 2023-08 requires a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) as of the beginning of the annual reporting period in which an entity adopts the amendments. The Company has not yet adopted ASU No. 2023-08 and is currently evaluating the impact that the adoption will have on the Company’s financial statement presentation and disclosures.

There were no other new accounting pronouncements issued or proposed by the FASB during the six months ended December 31, 2023 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

Reclassifications

Certain amounts in the financial statements for prior year periods have been reclassified to conform to the presentation for the current year periods.

3. GOING CONCERN

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of December 31, 2023, the Company’s current liabilities exceeded its current assets by $2,994,375 and the Company had an accumulated deficit of $82,906,978. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2023	June 30, 2023

Cryptocurrency mining equipment	$8,705,472	$8,668,025
Furniture and equipment	240,011	240,011

Total	8,945,483	8,908,036
Less accumulated depreciation and amortization	(4,898,813)	(3,608,202)

Net	$4,046,670	$5,299,834

Depreciation and amortization expense, included in cost of revenues, for the three months ended December 31, 2023 and 2022 was $745,720 and $389,901, respectively and $1,479,284 and $822,106 for the six months ended December 31, 2023 and 2022, respectively.

During the six months ended December 31, 2023 and 2022, we disposed of and wrote off non-serviceable, defective mining equipment with a net book value of $121,670 and $46,715, respectively.

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

During the six months ended December 31, 2023, Mr. Rubakh’s annual salary was $250,000 ($62,500 quarterly). In addition, $100,000 of bonuses ($50,000 quarterly) were approved by the Board of Directors. Last, the Company issued to Mr. Rubakh 50,000 shares (during the three months ended September 30, 2023) of Series B convertible preferred stock valued on an “as converted to common” basis at $8,300,000, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

During the six months ended December 31, 2022, Mr. Rubakh’s annual salary was $250,000 ($62,500 quarterly). In addition, $100,000 of bonuses ($50,000 quarterly) were approved by the Board of Directors. Last, the Company issued to Mr. Rubakh 100,000 shares (50,000 quarterly) of Series B convertible preferred stock valued on an “as converted to common” basis at $352,500, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

Total compensation expense included in general and administrative expenses was $112,500 and $257,500 for the three months ended December 31, 2023 and 2022, respectively and $8,525,000 and $577,500 for the six months ended December 31, 2023 and 2022, respectively. Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $29,864, and $297,138 as of December 31, 2023 and June 30, 2023, respectively.

In April 2022, Mr. Rubakh advanced $118,150 to a third-party vendor on behalf of the Company. The advance is due on demand, has no interest rate, and is unsecured. During the six months ended December 31, 2023, repayments of $48,530 were made on the advance. Amounts due to related party, consisting of short-term advances from Mr. Rubakh, totaled $69,620 and $118,150 as of December 31, 2023 and June 30, 2023, respectively.

Total amount due to Mr. Rubakh for accrued salary and short-term advances as of December 31, 2023 and June 30, 2023 was $99,484, and $415,288, respectively.

During the six months ended December 31, 2023, Mr. Rubakh converted 20,000 shares of Series B preferred stock into 2,000,000 shares of common stock in a transaction recorded at the par value of the shares.

During the six months ended December 31, 2022, Mr. Rubakh converted 190,000 shares of Series B preferred stock into 19,000,000 shares of common stock in a transaction recorded at the par value of the shares.

On December 15, 2021, the Company and Tioga Holding, LLC, a related party owned 50% by Mr. Rubakh (“Tioga”), entered into a Property Lease and Power Purchase Agreement for the use by the Company of facilities located in Tioga, Pennsylvania. The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The term of the agreement was 36 months. Mining operations as this facility terminated in September 2023 due to the significant increase in power cost by local utility. During the six months ended December 31, 2023 and 2022, the Company incurred power expense of $96,527 and $180,432, respectively. During the three months ended December 31, 2023 and 2022, the Company incurred power expense of $0 and $110,957, respectively.

6. NOTES PAYABLE

On June 15, 2022, the Company entered into a Loan Agreement and Promissory Note with BHP Capital NY, Inc. (“BHP”) in the amount of $500,000. The note matured on January 15, 2023, and bares a flat interest charge of $130,000 that shall not be reduced or pro-rated in the event of prepayment. In addition, upon an event of default, the Note bares default interest of 18% per annum. This note is secured by assets and equipment of the Company. As further inducement to enter this note, the Company issued BHP 16,000 shares of restricted common stock. These shares were valued at $123,200 using the closing market price of the Company’s common stock on the date of issuance and were recorded as a debt discount that is being amortized to interest expense over the term of the note. The Company recorded $0 and $52,965 of interest expense for amortization of this debt discount and accrued $23,000 and $52,964 of interest expense during the three months ended December 31, 2023 and 2022, respectively and recorded $0 and $105,928 of interest expense for amortization of this debt discount and accrued $46,000 and $111,776 of interest expense during the six months ended December 31, 2023 and 2022, respectively. The Company repaid $50,000 of accrued interest during the three and six months ended December 31, 2023. No interest was repaid during the three and six month ended December 31, 2022. As of December 31, 2023, this note was in default due to nonpayment before the maturity date.

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

Each share of the Series C preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Starting one month after the issuance of the shares, they were in default due to the Company’s failure to pay the cumulative dividend monthly as required by the agreement. Dividends may be paid in cash or in shares of Series C preferred stock at the discretion of the Company. During the year ended June 30, 2023, the Company settled $293,639 of dividends owed in exchange for 78,304 shares of common stock. The shares of Common Stock were valued based on their value as of the settlement date which was $3.75 per share. As of December 31, 2023 and June 30, 2023, the Company accrued Series C preferred stock dividends of $358,486 and $245,088, respectively.

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

As of December 31, 2023 and June 30, 2023, 1,125 shares of Series C preferred stock were issued and outstanding and recorded at started value as mezzanine due to certain default provision requiring mandatory cash redemption that are outside the control of the Company.

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

Each share of the Series D preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Starting one month after the issuance of the shares, they were in default due to the Company’s failure to pay the cumulative dividend monthly as required by the agreement. Dividends may be paid in cash or in shares of Series D preferred stock at the discretion of the Company. As of December 31, 2023 and June 30, 2023, the Company accrued Series D preferred stock dividends of $1,702,318 and $1,400,122, respectively.

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

As of December 31, 2023 and June 30, 2023, 3,000 shares of Series D preferred stock were issued and outstanding and recorded as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of December 31, 2023 and June 30, 2023, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

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

During the six months ended December 31, 2023, Mr. Rubakh converted 20,000 shares of Series B preferred stock into 2,000,000 shares of common stock in a transaction recorded at the par value of the shares.

During the six months ended December 31, 2022, Mr. Rubakh converted 190,000 shares of Series B preferred stock into 19,000,000 shares of common stock in a transaction recorded at the par value of the shares.

For services provided during the six months ended December 31, 2023, the Company issued to Mr. Rubakh 50,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $8,300,000, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

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

The Company had 130,000 and 100,000 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively.

Common Stock

As of December 31, 2023, we were authorized to issue up to 300,000,000 shares of common stock with a par value of $0.001.

The Company had 5,064,492 and 2,864,492 common shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively.

During the six months ended December 31, 2023, the Company issued a total of 2,200,000 shares of its common stock: 2,000,000 in conversion of Series B preferred stock recorded at par value of $2,201 and 200,000 shares for the purchase of bitcoin miners recorded at the fair value of the shares or $309,300.

During the six months ended December 31, 2022, the Company issued a total of 347,395 shares of its common stock: 152,000 shares issued in conversion of Series B preferred stock recorded at par value of $152 and 195,395 shares for the cash-less exercise of warrants recorded at par value of $195.

9. WARRANTS

The Company issued warrants to purchase 88,000 shares of its common stock in February 2021 in connection with the sale of Series D preferred stock.

The Company also issued warrants to purchase 240,000 shares of its common stock in April 2021 in connection with the sale of common stock. During the six months ended December 31, 2022, the Company entered into two letter agreements in connection with this sale described as follows.

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

During the six months ended December 31, 2022, we issued 195,395 shares of common stock for the cash-less exercise of 200,000 warrants.

There were no warrants outstanding as of December 31, 2023 and June 30, 2023.

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Operating Leases

As of December 31, 2023, the Company had no obligation for future lease payments under non-cancelable operating leases. However, the Company has entered into three agreements described below related to its crypto currency mining operations pursuant to which the Company’s sole obligation is to pay monthly a contractual rate per kilowatt hour of electricity consumed.

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

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has none to report.

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

As of December 31, 2023, the Company owned a total of approximately 2,582 miners in one location, Granbury, Texas. All miners previously located in Tioga, Pennsylvania were relocated to Granbury, Texas during the three months ended September 30, 2023.

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

Financial

As of December 31, 2023, we operated our cryptocurrency mining operations in one hosted facility in Wolf Hollow, Texas. The hosting and power purchase agreement for this facility requires the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

Revenues from our cryptocurrency mining operations were $1,728,108 and $370,292 for the three months ended December 31, 2023 and 2022, respectively and $2,787,172 and $925,657 for the six months ended December 31, 2023 and 2022, respectively.

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations. We consider these investments similar to marketable securities where we purchase and hold the cryptocurrencies for sale. We report realized gains and losses on the sales of cryptocurrencies in other income (expense) in the statements of operations. As of December 31, 2023, our digital currencies at cost totaled $788,864 and were comprised of Bitcoin (BTC).

Historically, we have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable and preferred stock. During the six months ended December 31, 2023, we generated negative cash flow from operations and a gain from the sale of digital currencies. We did not incur additional debt or issue securities for cash.

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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2023 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2022

Revenues

Our cryptocurrency mining revenues increased to $1,728,108 in the three months ended December 31, 2023 from $370,292 in the three months ended December 31, 2022 and increased to $2,787,172 in the six months ended December 31, 2023 from $925,657 in the six months ended December 31, 2022. This increase in revenues is primarily due to the strengthening of cryptocurrency markets and increased miners.

Cost of Revenues

Cost of revenues was $1,917,470 and $678,690 in the three months ended December 31, 2023 and 2022, respectively and $3,490,844 and $1,447,582 in the six months ended December 31, 2023 and 2022, respectively. Expenses associated with running our cryptocurrency mining operations, such as equipment depreciation and amortization, operating supplies, utilities, and consulting services are recorded as cost of revenues. The increase in cost of revenues in the current fiscal year is due primarily to an increase in depreciation expense and costs incurred from our hosting facilities.

Operating Expenses

Our operating expenses increased to $324,240 in the three months ended December 31, 2023 from $302,251 in the three months ended December 31, 2022. Our operating expenses increased to $8,801,622 in the six months ended December 31, 2023 from $742,239 in the six months ended December 31, 2022. The increase resulted primarily from increased non-cash stock-based compensation expense. We reported non-cash, related party stock-based compensation of $145,000 and $352,500 in the three and six months ended December 31, 2022, respectively compared to $8,300,000 and $0 in the three and six months ended December 31, 2023, respectively.

Other Income (Expense)

Our other income (expense) was comprised of the following for the three and six months ended December 31:

	Three Months Ended December 31		Six Months Ended December 31
	2023	2022	2023	2022

Interest expense	$(23,884)	$(109,049)	$(46,914)	$(217,901)
Realized gain (loss) on sale of digital currencies	183,146	(43,899)	162,691	(67,914)

Total other income (expense)	$159,262	$(152,948)	$115,777	$(285,815)

Our interest expense includes the amortization of debt discount and original issue discount for our convertible notes payable. These amounts vary from period to period depending on the timing of new borrowings and the conversion of the debt to common stock by the lenders. During the prior six months ended, we had one note payable outstanding for $500,000 which we had recorded $105,929 of interest for debt discount. During the current six months ended we had the same note payable outstanding with a fully amortized debt discount, thus resulting in a decrease in interest expense compared to the prior period.

In addition to the currencies received as compensation for our mining services, we purchased various digital currencies totaling $237,195 and $198,313 during the six months ended December 31, 2023 and 2022, respectively. We also converted currencies from one denomination to another based on our assessment of market conditions for each respective currency. The market values of individual currency denominations continually fluctuate, and the fluctuations may be material from day to day. During the six months ended December 31, 2023 and 2022, we received total proceeds of $2,403,748 and $1,021,232, respectively, from the sale of digital currencies and incurred transactions fees totaling $39,354 and $9,569, respectively, which are recorded in General and administrative expenses in our Statement of Operations. We realized a gain (loss) on sale of digital currencies of $162,691 and $(67,914) in the six months ended December 31, 2023 and 2022, respectively.

During the six months ended December 31, 2023 and 2022, we disposed of and write off non-serviceable, defective mining equipment with a net book value of $121,670 and $46,715, respectively.

Net Loss

As a result, we reported net losses of $354,340 and $763,597 in the three months ended December 31, 2023 and 2022, respectively and net losses of $9,389,517 and $1,549,979 in the six months ended December 31, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of December 31, 2023, we had total current assets of $31,667, including cash of $27,452 and prepaid expenses and other current assets of $4,215 and total current liabilities of $3,026,042. We had total stockholders’ deficit of $1,705,694 as of December 31, 2023 compared to a stockholders’ deficit of $509,883 as of June 30, 2023.

Sources and Uses of Cash

During the six months ended December 31, 2023, we used cash in operations of $2,296,829 as a result of our net loss of $9,389,517, non-cash gain on sale of digital currencies of $123,297, non-cash stock-based compensation-related party $8,300,000, other non-cash expenses of $1,600,954, increases in digital currencies of $2,753,408, accrued expenses of $46,000, and amounts due to related party of $104,083 and decreases in prepaid expenses of $2,950 and accounts payable of $45,200.

During the six months ended December 31, 2022, we used cash in operations of $1,193,794 as a result of our net loss of $1,549,979, increases in digital currencies of $935,221, prepaid expenses of $3,810, and deposits of $500,000 partially offset by non-cash losses on sale of digital currencies of $67,914, other non-cash expenses of $1,327,249 and increases in accounts payable of $74,640, accrued expenses of $111,776, and amounts due to related party of $213,637.

During the six months ended December 31, 2023, we provided net cash in investing activities of $2,164,813, comprised of net proceeds from the sale of digital currencies of $2,403,748, offset by purchase of digital currencies of $237,195 and purchase of mining equipment of $1,740.

During the six months ended December 31, 2022, we provided net cash in investing activities of $790,405, comprised of net proceeds from the sale of digital currencies of $1,021,232, offset by the increase in equipment deposits of $32,514 and the purchase of digital currencies of $198,313. We transferred mining equipment with a total cost of $2,387,681 from equipment deposits to property and equipment during the six months ended December 31, 2022.

During the six months ended December 31, 2023, we used net cash in financing activities of $98,530, comprised of the repayment of the related party short term advance of $48,530 and the repayment of a note payable of $50,000.

During the six months ended December 31, 2022, we had no net cash provided by or used in financing activities.

We will have to raise funds to successfully operate our digital currency mining operations, purchase equipment and expand our operations to multiple facilities. We will have to borrow money from shareholders or issue debt or equity or enter a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us.

Going Concern

The Company has reported recurring net losses since its inception. As of December 31, 2023, the Company had an accumulated deficit of $82,906,978. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Digital Currencies

Digital currencies consist mainly of Bitcoin, generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies purchased for short-term investment and trading purposes. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Codification  (“ASC”) No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies are included in other income (expense) in the statements of operations.

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

During the six months ended December 31, 2023, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $121,670 to loss on disposition of property and equipment.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the six months ended December 31, 2023 and 2022.

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

OFF BALANCE SHEET ARRANGEMENTS

Operating Leases

As of December 31, 2023, the Company had no obligation for future lease payments under non-cancelable operating leases. However, the Company has entered into several agreements described below related to its crypto currency mining operations pursuant to which the Company’s sole obligation is to pay monthly a contractual rate per kilowatt hour of electricity consumed.

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

RECENTLY ISSUED ACCOUNTING POLICIES

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. ASU No. 2023-08 requires a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) as of the beginning of the annual reporting period in which an entity adopts the amendments.

There were no other new accounting pronouncements issued or proposed by the FASB during the six months ended December 31, 2023 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

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

1.

As of December 31, 2023, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2023, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of December 31, 2023, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

When funds are available and market conditions allow, our current strategy is to invest in certain denominations of cryptocurrencies to complement our mining operations. We consider these investments similar to marketable securities where we purchase and hold cryptocurrencies for sale. We report realized gains and losses on the sales of cryptocurrencies and mark our portfolio of cryptocurrencies to market at the end of each quarterly reporting period, reporting unrealized gains or losses on the investments. The market value of these investments may fluctuate materially, and we may be subject to investment losses on the change in market value.

Risks Related to the Coronavirus Pandemic

The future impact of the COVID-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of COVID-19 on our business.

The future impact of the COVID-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of COVID-19 on our business, particularly on the digital currency markets. As of December 31, 2023 and September 30, 2023, our investment in property and equipment of $4,046,670 and $5,299,834, respectively, could be subject to impairment or change in valuation due to COVID-19 if our cryptocurrency mining revenues significantly decrease or we are not able to raise capital sufficient to fund our operations. In addition, any travel restrictions and social distancing requirements may make it difficult for our management to access and oversee our operations in Pennsylvania, Nebraska and Texas.

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

Our articles of incorporation authorize us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. We have outstanding shares of our Series A super-voting preferred stock and Series B convertible preferred stock, the terms of which adversely impact the voting power or value of our common stock. Similarly, the repurchase or redemption rights or liquidation preferences included in a series of preferred stock issued in the future might provide holders of preferred stock rights that could affect the residual value of the common stock.

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

ITEM 2. UNREGISTERED SALES IN EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2023, we did not issue any securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer**

32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *

101.SCH	Inline XBRL Taxonomy Extension Schema *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted inline XBRL and contained in Exhibit 101)*

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

INTEGRATED VENTURES, INC.

Dated: February 9, 2024	By:	/s/ Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

