Form 10-K/A
period 2023-06-30
INTEGRATED VENTURES, INC.
filed 2024-05-10
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Integrated Ventures, Inc. for the fiscal year ended June 30, 2023 that we filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 28, 2023 (the “Original Form 10-K”) for the purpose of making clarifications in our disclosure in response to the comment letter we received from the staff of the SEC dated March 11, 2024.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are also filing new certifications by the Company's Principal Executive Officer and Principal Financial Officer as Exhibits 31.1 and 32.1 to this Amendment under Item 15. Exhibits and Financial Statement Schedules.

Forward-Looking Statements

All statements in this Annual Report on Form 10-K/A, other than historical fact or present financial information, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements that address activities, outcomes and other matters that should or may occur in the future, including, without limitation, statement regarding the financial position, business strategy, growth, projections and other plans and objectives for our future operations, are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements, they are no guarantees of future performance. We have no obligation and make no undertaking to publicly update or revise any forward-looking statements, except as may be required by law.

Forward-looking statements include the items identified in the preceding paragraph, information concerning possible or assumed future results of operations and other statements in this Annual Report on Form 10-K/A, and can be identified by terminology such as “may,” “will,” “should,” “expects,” “intend,” “anticipates,” “believes,” “could,” “estimates,” “plans,” “potential,” “predicts,” “project,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Readers of this Annual Report on Form 10-K/A should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause our actual results to differ materially from those provided in forward-looking statements. Readers should not place undue reliance on forward-looking statements contained in this Form 10-K/A. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

As used in this Annual Report on Form 10-K/A, the terms “we,” “us,” “our,” the “Company,” and “Integrated Ventures” mean Integrated Ventures, Inc., unless otherwise indicated.

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

Additional Capital Requirements

To continue to operate, complete and successfully operate our digital currency mining facilities and to fund future operations, we may need to raise additional capital for expansion or other expenses of operations. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing mining operations, and potential new development and administrative support expenses. We anticipate that we will seek to fund our operations through our cryptocurrency mining operations, public or private equity or debt financings or other sources, such as potential collaboration agreements. If additional financing is required, we cannot be certain that it will be available to us on favorable terms, or at all.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in this Annual Report on Form 10-K/A and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

To operate our digital currency mining facilities and to fund future operations, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through our cryptocurrency mining operations, public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all.

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

Digital Currencies

Digital currencies consist mainly of Bitcoin, Dogecoin, and Quant generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies purchased for short-term investment and trading purposes. The Company accounts for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update (“ASU”) No. 350, Intangibles – Goodwill and Other. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. In performing the quantitative impairment test, the Company evaluates the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations. The Company had a realized loss on sale of digital currencies of $19,498 in the year ended June 30, 2023, and a had a realized gain on the sale of digital currencies of $181,853 in the year ended June 30, 2022.  Cryptocurrency mining revenues were $3,862,849 and $4,871,473 in the years ended June 30, 2023 and 2022, respectively.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers.  This standard provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

Our revenues currently consist of cryptocurrency mining revenues and revenues from the sale of cryptocurrency mining equipment recognized in accordance with ASC 606 as discussed above. Amounts collected from customers prior to shipment of products are recorded as deferred revenue.

To generate revenue from mining bitcoin, the Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party without penalty and the Company’s enforceable right to compensation begins only when, and lasts as long as, the Company provides computing power to the mining pool operator. In exchange for providing computing power, we are entitled to a Full-Pay-Per-Share payout of Bitcoin based on a contractual formula, which primarily calculates the hash rate provided by us to the mining pool as a percentage of total network hash rate, and other inputs. We are entitled to consideration even if a block is not successfully placed by the mining pool operator.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives is net of digital asset transaction fees kept by the mining pool operator and is noncash, in the form of bitcoin, which the Company measures at fair value on the date Bitcoin is received. This value is not materially different than the fair value at the moment we meet the performance obligation, which can be recalculated based on the contractual formula. The consideration is variable. The amount of consideration recognized is constrained to the amount of consideration received, which is when it is probable a significant reversal will not occur. There is no significant financing component or risk of a significant revenue reversal in these transactions due to the performance obligations and settlement of the transactions being on a daily basis.

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

The Woodlands, TX

September 28, 2023

(except for Note 2, as to which the date is May 10, 2024)

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

Digital Currencies

Digital currencies consist mainly of Bitcoin, Dogecoin, and Quant generally received for the Company’s own account as compensation for cryptocurrency mining services, and other digital currencies purchased for short-term investment and trading purposes. The Company accounts for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update (“ASU”) No. 350, Intangibles – Goodwill and Other. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary.  If the Company concludes otherwise, it is required to perform a quantitative impairment test. In performing the quantitative impairment test, the Company evaluates the recoverability of long-lived assets based upon future net cash flows expected to result from the asset, including eventual disposition. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted and an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset.  Subsequent reversal of impairment losses is not permitted.  Realized gains or losses on the sale of digital currencies, net of transaction costs, are included in other income (expense) in the statements of operations.  The Company had a realized loss on sale of digital currencies of $19,498 in the year ended June 30, 2023, and a had a realized gain on the sale of digital currencies of $181,853 in the year ended June 30, 2022.  Cryptocurrency mining revenues were $3,862,849 and $4,871,473 in the years ended June 30, 2023 and 2022, respectively.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers.  This standard provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

Our revenues currently consist of cryptocurrency mining revenues and revenues from the sale of cryptocurrency mining equipment recognized in accordance with ASC 606 as discussed above. Amounts collected from customers prior to shipment of products are recorded as deferred revenue.

To generate revenue from mining bitcoin, the Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party without penalty and the Company’s enforceable right to compensation only begins when, and lasts as long as, the Company provides computing power to the mining pool operator. In exchange for providing computing power, we are entitled to a Full-Pay-Per-Share payout of Bitcoin based on a contractual formula, which primarily calculates the hash rate provided by us to the mining pool as a percentage of total network hash rate, and other inputs. We are entitled to consideration even if a block is not successfully placed by the mining pool operator.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives is net of digital asset transaction fees kept by the mining pool operator and is noncash, in the form of bitcoin, which the Company measures at fair value on the date Bitcoin is received. This value is not materially different than the fair value at the moment we meet the performance obligation, which can be recalculated based on the contractual formula. The consideration is variable. The amount of consideration recognized is constrained to the amount of consideration received, which is when it is probable a significant reversal will not occur. There is no significant financing component or risk of a significant revenue reversal in these transactions due to the performance obligations and settlement of the transactions being on a daily basis.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this Annual Report on Form 10-K/A have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Independent Registered Accountant’s Internal Control Attestation

This Annual Report on Form 10-K/A does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K/A.

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

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K/A: The list of financial statements required by this Item is set forth in Item 8.

(b)	Exhibits: See the list of Exhibits in the Exhibits Index to this Form 10-K/A as follows, which are incorporated herein by reference.

Item 16. Form 10-K/A Summary.

Not Applicable.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Description of Exhibit

3.1	Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 2 to Company’s Registration Statement on Form S-1, filed with the SEC on June 7, 2011]

3.1(a)	Certificate of Amendment, filed December 1, 2014 [Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on December 8, 2015]

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

/s/ Steve Rubakh	May 10, 2024
Steve Rubakh, Principal Executive Officer and Principal Financial and Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

