Form 10-Q
period 2024-03-31
INTEGRATED VENTURES, INC.
filed 2024-05-15
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, the registrant had 5,064,492 shares of its common stock, $0.001 par value, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

 INTEGRATED VENTURES, INC.

CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2024	2023
	(Unaudited)

ASSETS
Current assets:
Cash	$381,872	$257,998
Digital assets	1,625,424	447,425
Prepaid expenses and other current assets	8,400	7,165
Total current assets	2,015,696	712,588

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization of $5,591,467 and $3,608,202 as of March 31, 2024 and June 30, 2023, respectively	3,354,016	5,299,834
Deposits	578,147	578,147
Total non-current assets	3,932,163	5,877,981

Total assets	$5,947,859	$6,590,569

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$579,453	$293,711
Accrued preferred stock dividends	2,133,081	1,645,210
Accrued expenses	89,993	121,243
Due to related party	3,584	415,288
Notes payable in default, net of debt discount	500,000	500,000
Total current liabilities	3,306,111	2,975,452

Mezzanine:
Series C preferred stock, $0.01 par value, 3,000 shares authorized, 1,125 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively.	1,125,000	1,125,000
Series D preferred stock, $0.01 par value, 4,000 shares authorized, 3,000 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively.	3,000,000	3,000,000

Commitments and contingencies	-	-

Stockholders' equity:
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively)	500	500
Series B preferred stock, $0.001 par value, 1,000,000 shares authorized, 130,000 and 100,000 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively)	130	100
Common stock, $0.001 par value; (300,000,000 shares authorized; 5,064,492 and 2,864,492 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively)	5,065	2,864
Additional paid in capital	81,195,589	72,588,520
Accumulated deficit	(82,684,536)	(73,101,867)
Total stockholders' deficit	(1,483,252)	(509,883)

Total liabilities, mezzanine and stockholders' equity	$5,947,859	$6,590,569

The accompanying notes are an integral part of these condensed financial statements.

INTEGRATED VENTURES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

Revenue:
Bitcoin mining	$1,983,250	$1,472,813	$4,770,422	$2,398,470
Total revenue	1,983,250	1,472,813	4,770,422	2,398,470

Costs and expenses:
Cost of revenues - energy, hosting, and other	1,197,523	976,958	3,209,083	1,602,434
General and administrative	240,002	337,475	8,919,954	1,032,999
Depreciation and amortization	692,654	1,469,195	2,171,938	2,291,301
Change in fair value of digital assets	(452,808)	-	(568,224)	-
Realized (gain) loss on sale of digital assets	(14,572)	(55,400)	(11,923)	12,514
Loss on disposition of property and equipment	-	463,919	121,670	510,634
Total operating costs and expenses	1,662,799	3,192,147	13,842,498	5,449,882

Income (loss) from operations	320,451	(1,719,334)	(9,072,076)	(3,051,412)

Other income (expense):
Interest expense	(23,168)	(36,281)	(70,082)	(254,182)
Loss on exercise of warrant	-	(11,000)	-	(11,000)
Total other income (expense)	(23,168)	(47,281)	(70,082)	(265,182)

Income (loss) before income taxes	297,283	(1,766,615)	(9,142,158)	(3,316,594)
Provision for income taxes	-	-	-	-

Net income (loss)	$297,283	$(1,766,615)	$(9,142,158)	$(3,316,594)

Dividends on Preferred Stock	(72,277)	(203,281)	(487,871)	(988,823)

Deemed dividend	-	(93,337)	-	(255,374)

Net income (loss) attributable to shareholders	$225,006	$(2,063,233)	$(9,630,029)	$(4,560,791)

Net income (loss) per common share attributable to shareholders, basic	$0.04	$(1.03)	$(2.29)	$(2.23)
Net income (loss) per common share attributable to shareholders, diluted	$0.01	$(1.03)	$(2.29)	$(2.23)

Weighted average number of common shares outstanding, basic	5,064,492	2,000,600	4,197,543	2,043,596
Weighted average number of common shares outstanding, diluted	18,298,080	2,000,600	4,197,543	2,043,596

The accompanying notes are an integral part of these condensed financial statements.

INTEGRATED VENTURES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

	Series C		Series D		Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2022	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	902,633	$903	1,657,973	$1,658	$56,781,410	$(46,192,164)	$10,592,307
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(190,000)	(190)	152,000	152	38	-	-
Issuance of Series B preferred stock for related party compensation	-	-	-	-	-	-	50,000	50	-	-	207,450	-	207,500
Issuance of common shares for cashless exercise of warrants	-	-	-	-	-	-	-	-	164,061	164	(164)	-	-
Deemed dividend for warrant modification	-	-	-	-	-	-	-	-	-	-	162,037	(162,037)	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	(153,255)	(153,255)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(786,382)	(786,382)
Balance, September 30, 2022	1,125	1,125,000	3,000	3,000,000	500,000	500	762,633	763	1,974,034	1,974	57,150,771	(47,293,838)	9,860,170
Issuance of common shares for cashless exercise of warrants	-	-	-	-	-	-	-	-	31,334	31	(31)	-	-
Issuance of Series B preferred stock for related party compensation	-	-	-	-	-	-	50,000	50	-	-	144,950	-	145,000
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	(632,287)	(632,287)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(763,597)	(763,597)
Balance, December 31, 2022	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	812,633	$813	2,005,368	$2,005	$57,295,690	$(48,689,722)	$8,609,286
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(712,630)	(713)	570,104	570	143	-	-
Issuance of common shares for cashless exercise of warrants	-	-	-	-	-	-	-	-	38,820	39	(39)	-	-
Issuance of common share for exercise of warrants	-	-	-	-	-	-	-	-	88,000	88	10,912	-	11,000
Issuance of Series B Series B preferred stock for related party compensation	-	-	-	-	-	-	50,000	50	-	-	144,950	-	145,000
Issuance of common shares for settlement of accrued dividends	-	-	-	-	-	-	-	-	78,304	78	293,561	-	293,639
Deemed dividend for warrant modification	-	-	-	-	-	-	-	-	-	-	93,337	(93,337)	-
Rounding shares due to reverse split	-	-	-	-	-	-	-	-	11	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	(203,281)	(203,281)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,766,615)	(1,766,615)
Balance, March 31, 2023	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	150,003	$150	2,780,607	$2,780	$57,838,554	$(50,752,955)	$7,089,029

Balance, June 30, 2023	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	100,000	$100	2,864,492	$2,864	$72,588,520	$(73,101,867)	$(509,883)
Cumulative effect upon adoption of ASU 2023-08	-	-	-	-	-	-	-	$-	-	$-	$-	47,360	47,360
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(11,355)	(11)	1,135,500	1,136	(1,125)	-	-
Issuance of Series B preferred stock for related party compensation	-	-	-	-	-	-	50,000	50	-	-	8,299,950	-	8,300,000
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	(207,797)	(207,797)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(9,079,877)	(9,079,877)
Balance, September 30, 2023	1,125	1,125,000	3,000	3,000,000	500,000	500	138,645	139	3,999,992	4,000	80,887,345	(82,342,181)	(1,450,197)
Issuance of common shares for purchase of bitcoin miners	-	-	-	-	-	-	-	-	200,000	200	309,100	-	309,300
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(8,645)	(9)	864,500	865	(856)	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	(207,797)	(207,797)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(359,564)	(359,564)
Balance, December 31, 2023	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	130,000	$130	5,064,492	$5,065	$81,195,589	$(82,909,542)	$(1,708,258)
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	(72,277)	(72,277)
Net Income	-	-	-	-	-	-	-	-	-	-	-	297,283	297,283
Balance, March 31, 2024	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	130,000	$130	5,064,492	$5,065	$81,195,589	$(82,684,536)	$(1,483,252)

The accompanying notes are an integral part of these condensed financial statements.

INTEGRATED VENTURES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,142,158)	$(3,316,594)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,171,938	2,291,301
Stock-based compensation - related party	8,300,000	497,500
Loss on exercise of warrants	-	11,000
Loss on disposition of property and equipment	121,670	510,634
Amortization of debt discount	-	114,564
Realized loss (gain) on sale of digital assets	-	12,514
Change in fair value of digital assets	(568,224)	-
Revenue recognized from Bitcoin mined	(4,770,422)	(2,398,464)
Operating expenses paid with digital assets	57,722	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,235)	(8,880)
Deposits	-	(500,000)
Accounts payable	285,742	120,727
Accrued expenses	68,750	139,381
Due to related party	276,968	292,023
Net cash provided by (used in) operating activities	(3,199,249)	(2,234,294)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment deposits	-	(32,514)
Proceeds from the sale of digital assets	3,850,947	2,428,290
Purchase of digital assets	(332,934)	(302,951)
Purchase of property and equipment	(1,740)	-
Net cash provided by (used in) investing activities	3,516,273	2,092,825

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party advance	(118,150)	-
Repayment of accrued interest on note payable	(75,000)	(50,000)
Net cash provided by (used in) financing activities	(193,150)	(50,000)

Net increase (decrease) in cash	123,874	(191,469)
Cash, cash equivalents, and restricted cash - beginning of period	257,998	490,280
Cash, cash equivalents, and restricted cash - end of period	$381,872	$298,811

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$76,332	$50,237
Income taxes	$-	$-
Non-cash investing and financing activities:
Equipment deposits transferred to property and equipment	$-	$2,387,681
Common stock issued for purchase of bitcoin miners	$309,300	$-
Cumulative effect upon adoption of ASU 2023-08	$47,360	$-
Accrued preferred stock dividends	$487,871	$988,823
Conversion of Series B preferred stock for common stock	$2,001	$903
Payment of amounts due to related party with digital assets	$570,522	$-
Purchase of property and equipment with digital assets	$36,750	$-
Interest on notes payable paid with digital assets	$25,000	$-
Common stock issued for accrued dividends	$-	$293,639
Common stock issued with warrants	$-	$234
Deemed dividend for warrant modification	$-	$255,374

The accompanying notes are an integral part of these condensed financial statements.

 Integrated Ventures, Inc.

Notes to Financial Statements

Nine Months Ended March 31, 2024

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

The Company has discontinued its prior operations and changed its business focus from its prior technologies relating to the EMS Find platform to acquiring, launching, and operating companies in the digital asset sector, mainly in digital asset mining, equipment manufacturing, and sales of branded mining rigs, as well as blockchain software development.

The Company is developing and acquiring a diverse portfolio of digital assets and block chain technologies. Digital assets are a medium of exchange that uses decentralized control (a block chain) as opposed to a central bank to track and validate transactions. The Company is currently mining Bitcoin, whereby the Company earns revenue by solving “blocks” to be added to the block chain. The Company also purchases certain digital assets for short-term investment purposes.

On April 17, 2023, the Board of Directors of the Company approved a 1-for-125 reverse split of the Company’s common shares. The reverse split has been given retroactive effect in the financial statements for all periods presented.

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended March 31, 2024 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2024. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Amended Annual Report on Form 10-K/A for the year ended June 30, 2023 filed on May 10, 2024 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that at times may exceed federally insured limits. For the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents at March 31, 2024.

Significant Accounting Policies

The Company maintains cash balances in non-interest-bearing accounts that at times may exceed federally insured limits. For the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents at March 31, 2024.

Digital Assets

Digital assets are included in current assets in the Consolidated Balance Sheets due to the Company’s ability to sell bitcoin in a highly liquid marketplace and the sale of bitcoin to fund operating expenses to support operations. The proceeds from the sale of digital assets and the purchase of digital assets are included within investing activities in the accompanying Consolidated Statement of Cash Flows. Digital Assets awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy. Following the adoption of ASU 2023-08 effective July 1, 2023, the Company measures digital assets at fair value with changes recognized in operating expenses in the Consolidated Statement of Comprehensive Income (Loss). The Company tracks its cost basis of digital assets by-wallet in accordance with the first-in-first-out (“FIFO”) method of accounting. Refer to NOTE 4. DIGITAL ASSETS, for further information regarding the Company’s impact of the adoption of ASU 2023-08.

Property and Equipment

Property and equipment, consisting primarily of computer and other digital asset mining equipment (transaction verification servers), is stated at the lower of cost or estimated realizable value and is depreciated when placed into service using the straight-line method over estimated useful lives. Management has assessed the basis of depreciation of these assets and believes they should be depreciated over a three-year period due to technological obsolescence reflecting rapid development of hardware that has faster processing capacity and other factors. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

During the nine months ended March 31, 2024, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $121,670 to loss on disposition of property and equipment.

During the nine months ended March 31, 2023, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $510,634 to loss on disposition of property and equipment.

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

Derivatives

As of March 31, 2024, and June 30, 2023, the Company had no derivative liabilities.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the three and nine months ended March 31, 2024 and 2023.

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

Our revenues currently consist of digital asset mining revenues and revenues from the sale of digital asset mining equipment recognized in accordance with ASC 606 as discussed above. Amounts collected from customers prior to shipment of products are recorded as deferred revenue.

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

Income Taxes

We have adopted ASC Subtopic 740-10, Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the consideration of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Changes in assumptions in future periods may require us to adjust our valuation allowance, which could materially impact our financial position and results of operations. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on its income tax return, if such a position is more likely than not to be sustained.

Net Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in-the-money” stock options and warrants using the treasury stock method, convertible debt, and convertible preferred stock, were exercised or converted into common stock. Equivalent shares are not utilized when the effect is anti-dilutive. For the nine months ended March 31, 2024 and the three and nine months ended March 31, 2023, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

The following table illustrates the computation of diluted earnings per share for the three months ended March 31, 2024.

March 31, 2024
Net income	$297,283
Less: preferred dividends	(72,277)
Net income available to common shareholders (numerator)	$225,006

Basic weighted average number of common shares outstanding	5,064,492
Dilutive impact of convertible preferred stock	13,233,588
Diluted weighted average number of common shares outstanding (denominator)	18,298,080

Diluted income per common share	$0.01

Fair Value of Financial Instruments

Assets and liabilities measured at fair value on a recurring basis

We recognize financial instruments under the following fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1:	quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2:

observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3:	assets and liabilities whose significant value drivers are unobservable.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company will update its assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions until the agreements expire or contingency is resolved, as applicable.

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of March 31, 2024
	Total carrying value	Level 1	Level 2	Level 3
Bitcoin (see NOTE 4)	$1,625,424	$1,625,424	$-	$-

The Company did not have assets or liabilities measured at fair value on a recurring basis as of June 30, 2023.

Assets and liabilities not measured at fair value on a recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including property and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.

As of March 31, 2024 and June 30, 2023, the fair values of cash, prepaid expenses and other current assets, accounts payable, and accrued expenses approximated their carrying values because of their short-term nature.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements. The Company elected to early adopt ASU 2023-08 for the year ended June 30, 2024, effective as of July 1, 2023, which had a material impact on the Consolidated Financial Statements. Refer to Note 4. DIGITAL ASSETS, for further information.

There were no other new accounting pronouncements issued or proposed by the FASB during the nine months ended March 31, 2024 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

Reclassifications

Certain amounts in the financial statements for prior year periods have been reclassified to conform to the presentation for the current year periods.

3. GOING CONCERN

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of March 31, 2024, the Company’s current liabilities exceeded its current assets by $1,290,415 and the Company had an accumulated deficit of $82,684,536. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

4. DIGITAL ASSETS

Adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets

Effective July 1, 2023, the Company early adopted ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in the Statement of Operations each reporting period. The Company’s digital assets are within the scope of ASU 2023-08 and the transition guidance requires a cumulative-effect adjustment as of the beginning of the current fiscal year for any difference between the carrying amount of the Company’s digital assets and fair value. As a result of the Company’s early adoption of ASU 2023-08, the Company recorded a $47,360 increase to digital assets and a $47,360 decrease to accumulated deficit on the Balance Sheets as of the beginning of the fiscal year ended June 30, 2024.

The following table presents the Company’s significant Digital Asset holdings as of March 31, 2024:

	Quantity	Cost Basis	Fair Value
Bitcoin	22.79	$1,329,448	$1,625,424
Total digital assets held as of March 31, 2024		$1,329,448	$1,625,424

The following table presents a roll-forward of total digital assets for the period ended March 31, 2024, based on the fair value model under ASU 2023-08:

Fair Value
Balance as of June 30, 2023	$447,425
Cumulative effect upon adoption of ASU 2023-08	47,360
Revenue recognized from Bitcoin mined	4,770,422
Proceeds from sale of Digital Assets	(3,517,885)
Operating expenses paid with Digital Assets	(331,234)
Amount due to related party paid with Digital Assets	(297,138)
Purchase of property and equipment with Digital Assets	(36,750)
Accrued interest on notes payable paid with Digital Assets	(25,000)
Change in fair value of Digital Assets	568,224
Balance as of March 31, 2024	$1,625,424

Realized gains for the nine months ended March 31, 2024	11,923

Prior to Adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets

Digital assets

Prior to the adoption of ASU 2023-08, digital assets were accounted for as indefinite-lived intangible assets and were initially measured in accordance with ASC 350 - Intangible-Goodwill and Other. Digital assets were not amortized, but were assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived intangible asset is impaired. Whenever the exchange-traded price of digital assets declined below its carrying value, the Company was required to determine if an impairment existed and to record an impairment equal to the amount by which the carrying value exceeded the fair value.

The following table presents a roll-forward of digital assets for the period ended March 31, 2023, based on the cost-impairment model under ASC 350:

Fair Value
Balance as of June 30, 2022	$72,885
Revenue recognized from Bitcoin mined	2,398,470
Proceeds from sale of Digital Assets	(2,062,691)
Operating expenses paid with Digital Assets	(62,654)
Realized (gain) loss on sale of digital assets	(12,514)
Balance as of March 31, 2023	$333,496

5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2024	June 30, 2023

Digital asset mining equipment	$8,705,472	$8,668,025
Furniture and equipment	240,011	240,011

Total	8,945,483	8,908,036
Less accumulated depreciation and amortization	(5,591,467)	(3,608,202)

Net	$3,354,016	$5,299,834

Depreciation and amortization expense, for the three months ended March 31, 2024 and 2023 was $692,654 and $1,469,196, respectively and $2,171,938 and $2,291,301 for the nine months ended March 31, 2024 and 2023, respectively.

During the nine months ended March 31, 2024 and 2023, we disposed of and wrote off non-serviceable, defective mining equipment with a net book value of $121,670 and $510,634, respectively.

6. RELATED PARTY TRANSACTIONS

We have one executive officer, Steve Rubakh, who is currently our only full-time employee and sole member of our Board of Directors. The Board of Directors establishes Mr. Rubakh’s annual salary, cash bonuses, and the number of Series B preferred stock to issue Mr. Rubakh as additional compensation. Effective January 1, 2024 the Board of Directors approved Mr. Rubakh’s annual salary to be $250,000, quarterly cash bonus to be $100,000, and canceled the quarterly Preferred B shares issuances.

During the nine months ended March 31, 2024, Mr. Rubakh’s annual salary was $250,000 ($62,500 quarterly). In addition, $200,000 of bonuses ($100,000 during the six months ended December 31, 2023 and $100,000 during the three months ended March 31, 2024) were approved by the Board of Directors. Last, the Company issued to Mr. Rubakh 50,000 shares (during the three months ended September 30, 2023) of Series B convertible preferred stock valued on an “as converted to common” basis at $8,300,000, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

During the nine months ended March 31, 2023, Mr. Rubakh’s annual salary was $250,000 ($62,500 quarterly). In addition, $150,000 of bonuses ($50,000 quarterly) were approved by the Board of Directors. Last, the Company issued to Mr. Rubakh 150,000 shares (50,000 quarterly) of Series B convertible preferred stock valued on an “as converted to common” basis at $497,500, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

Total compensation expense included in general and administrative expenses was $162,500 and $257,500 for the three months ended March 31, 2024 and 2023, respectively and $8,687,500 and $835,000 for the nine months ended March 31, 2024 and 2023, respectively. Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $3,584, and $297,138 as of March 31, 2024 and June 30, 2023, respectively.

In April 2022, Mr. Rubakh advanced $118,150 to a third-party vendor on behalf of the Company. The advance is due on demand, has no interest rate, and is unsecured. During the nine months ended March 31, 2024, repayments of $118,150 were made on the advance. Amounts due to related party, consisting of short-term advances from Mr. Rubakh, totaled $0 and $118,150 as of March 31, 2024 and June 30, 2023, respectively.

Total amount due to Mr. Rubakh for accrued salary and short-term advances as of March 31, 2024 and June 30, 2023 was $3,584, and $415,288, respectively.

During the nine months ended March 31, 2024, Mr. Rubakh converted 20,000 shares of Series B preferred stock into 2,000,000 shares of common stock in a transaction recorded at the par value of the shares.

During the nine months ended March 31, 2023, Mr. Rubakh converted 902,630 shares of Series B preferred stock into 722,104 shares of common stock in a transaction recorded at the par value of the shares.

On December 15, 2021, the Company and Tioga Holding, LLC, a related party owned 50% by Mr. Rubakh (“Tioga”), entered into a Property Lease and Power Purchase Agreement for the use by the Company of facilities located in Tioga, Pennsylvania. The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s digital asset mining operations. The term of the agreement was 36 months. Mining operations as this facility terminated in September 2023 due to the significant increase in power cost by local utility. During the nine months ended March 31, 2024 and 2023, the Company incurred power expense of $96,527 and $259,315, respectively. During the three months ended March 31, 2024 and 2023, the Company incurred power expense of $0 and $78,884, respectively.

7. NOTES PAYABLE

On June 15, 2022, the Company entered into a Loan Agreement and Promissory Note with BHP Capital NY, Inc. (“BHP”) in the amount of $500,000. The note matured on January 15, 2023, and bares a flat interest charge of $130,000 that shall not be reduced or pro-rated in the event of prepayment. In addition, upon an event of default, the Note bares default interest of 18% per annum. This note is secured by assets and equipment of the Company. As further inducement to enter this note, the Company issued BHP 16,000 shares of restricted common stock. These shares were valued at $123,200 using the closing market price of the Company’s common stock on the date of issuance and were recorded as a debt discount that is being amortized to interest expense over the term of the note. The Company recorded $0 and $8,636 of interest expense for amortization of this debt discount and accrued $22,750 and $27,605 of interest expense during the three months ended March 31, 2024 and 2023, respectively and recorded $0 and $114,564 of interest expense for amortization of this debt discount and accrued $68,750 and $139,381 of interest expense during the nine months ended March 31, 2024 and 2023, respectively. The Company repaid $100,000 ($75,000 via cash and $25,000 via Bitcoin) and $50,000 (via cash) during the nine months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, this note was in default due to nonpayment before the maturity date.

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

Each share of the Series C preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Starting one month after the issuance of the shares, they were in default due to the Company’s failure to pay the cumulative dividend monthly as required by the agreement. Dividends may be paid in cash or in shares of Series C preferred stock at the discretion of the Company. During the year ended June 30, 2023, the Company settled $293,639 of dividends owed in exchange for 78,304 shares of common stock. The shares of Common Stock were valued based on their value as of the settlement date which was $3.75 per share. As of March 31, 2024 and June 30, 2023, the Company accrued Series C preferred stock dividends of $378,207 and $245,088, respectively.

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

As March 31, 2024 and June 30, 2023, 1,125 shares of Series C preferred stock were issued and outstanding and recorded at started value as mezzanine due to certain default provision requiring mandatory cash redemption that are outside the control of the Company.

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

Each share of the Series D preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Starting one month after the issuance of the shares, they were in default due to the Company’s failure to pay the cumulative dividend monthly as required by the agreement. Dividends may be paid in cash or in shares of Series D preferred stock at the discretion of the Company. As of March 31, 2024 and June 30, 2023, the Company accrued Series D preferred stock dividends of $1,754,874 and $1,400,122, respectively.

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

As of March 31, 2024 and June 30, 2023, 3,000 shares of Series D preferred stock were issued and outstanding and recorded as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of March 31, 2024 and June 30, 2023, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

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

During the nine months ended March 31, 2024, Mr. Rubakh converted 20,000 shares of Series B preferred stock into 2,000,000 shares of common stock in a transaction recorded at the par value of the shares.

During the nine months ended March 31, 2023, Mr. Rubakh converted 902,630 shares of Series B preferred stock into 722,104 shares of common stock in a transaction recorded at the par value of the shares.

For services provided during the nine months ended March 31, 2024, the Company issued to Mr. Rubakh 50,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $8,300,000, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

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

The Company had 130,000 and 100,000 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively.

Common Stock

As of March 31, 2024, we were authorized to issue up to 300,000,000 shares of common stock with a par value of $0.001.

The Company had 5,064,492 and 2,864,492 common shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively.

During the nine months ended March 31, 2024, the Company issued a total of 2,200,000 shares of its common stock: 2,000,000 in conversion of Series B preferred stock recorded at par value of $2,001 and 200,000 shares for the purchase of bitcoin miners recorded at the fair value of the shares or $309,300.

During the nine months ended March 31, 2023, the Company issued a total of 1,122,634 shares of its common stock: 722,104 shares issued in conversion of Series B preferred stock recorded at $72,278,304 shares issued for settlement of accrued dividends for a fair value of $293,639,234,215 shares for the cash-less exercise of warrants recorded at par value of $23,488,000 shares issued valued at $11,000 recorded as a loss on exercise of warrants, and 11 shares issued due to rounding from the Reverse Split.

10. WARRANTS

The Company issued warrants to purchase 88,000 shares of its common stock in February 2021 in connection with the sale of Series D preferred stock.

On January 19, 2023, the Company and the Purchaser entered into a letter agreement whereby the Company agreed to amend the terms of such Purchaser’s Warrants to purchase up to 88,000 shares to provide effective as of August 30, 2022. The amendment reduced the exercise price thereof to $0.125, subject to adjustment therein, and waived the “exploding feature” of the Anti-Dilution Provision in the Warrant that would otherwise have effected an increase in the number of warrant shares as a result of an exercise price reduction so as to result in the same aggregate value of the warrant shares multiplied by the exercise price.

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

The Company also issued warrants to purchase 240,000 shares of its common stock in April 2021 in connection with the sale of common stock. During the nine months ended March 31, 2023, the Company entered into two letter agreements in connection with this sale described as follows.

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

During the nine months ended March 31, 2023, we issued 234,215 shares of common stock for the cash-less exercise of 240,000 warrants.

There were no warrants outstanding as of March 31, 2024 and June 30, 2023.

11. IMPACTS OF ADOPTION OF ASU 2023-08

The following tables present a summary of the impacts of the adoption of ASU 2023-08, effective July 1, 2023, on the Company’s interim Condensed Statements of Operations for the three months ended September 30, 2023 and the three and six months ended December 31, 2023 (all amounts are unaudited):

	For the three months ended September 30, 2023
Statements of Operations	As previously reported	Effects of adoption	As adjusted
Total Revenue	1,059,064	-	1,059,064
Realized gain (loss) on sale of digital assets	(20,455)	15,625	(4,830)
Change in fair value of digital assets	-	(60,325)	(60,325)
Operating income (loss)	(8,991,693)	(44,700)	(9,036,393)
Net income (loss)	(9,035,177)	(44,700)	(9,079,877)
Basic and diluted net income (loss) per share	(2.73)	(0.01)	(2.74)
Basic and diluted weighted average number of shares outstanding	3,308,818	-	3,608,818

	For the three months ended December 31, 2023
Statements of Operations	As previously reported	Effects of adoption	As adjusted
Total Revenue	1,728,108	-	1,728,108
Realized gain (loss) on sale of digital assets	183,146	(180,965)	2,181
Change in fair value of digital assets	-	175,741	175,741
Operating income (loss)	(513,602)	(5,224)	(518,826)
Net income (loss)	(354,340)	(5,224)	(359,564)
Basic and diluted net income (loss) per share	(0.08)	(0.01)	(0.09)
Basic and diluted weighted average number of shares outstanding	4,228,742	-	4,228,742

	For the six months ended December 31, 2023
Statements of Operations	As previously reported	Effects of adoption	As adjusted
Total Revenue	2,787,172	-	2,787,172
Realized gain (loss) on sale of digital assets	162,691	(165,340)	(2,649)
Change in fair value of digital assets	-	115,416	115,416
Operating income (loss)	(9,505,294)	(49,924)	(9,555,218)
Net income (loss)	(9,389,517)	(49,924)	(9,439,441)
Basic and diluted net income (loss) per share	(2.49)	(0.01)	(2.50)
Basic and diluted weighted average number of shares outstanding	3,768,780	-	3,768,780

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

GENERAL

We were incorporated in the State of Nevada on March 22, 2013 under the name Lightcollar, Inc. On March 22, 2015, we changed our name to EMS Find, Inc., and in July 2017, we changed our name to Integrated Ventures, Inc. We have discontinued our prior operations and changed our business focus from our prior technologies relating to the EMS Find platform to acquiring, launching, and operating companies in the digital asset sector, mainly in digital asset mining and sales of branded mining rigs. Our offices are located at 73 Buck Road, Suite 2, Huntingdon Valley, Pennsylvania 19006.

As of March 31, 2024, the Company owned a total of approximately 2,582 miners in one location, Granbury, Texas. All miners previously located in Tioga, Pennsylvania were relocated to Granbury, Texas during the three months ended September 30, 2023.

The Company will continue to (1) raise capital to purchase new mining equipment, (2) sell older and no longer profitable models and (3) expand digital asset mining operations to new locations.

On April 17, 2023, the Board of Directors of the Company approved a 1-for-125 reverse split of the Company’s common shares. The reverse split has been given retroactive effect in the financial statements for all periods presented.

Financial

As of March 31, 2024, we operated our digital asset mining operations in one hosted facility in Wolf Hollow, Texas. The hosting and power purchase agreement for this facility requires the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s digital asset mining operations.

Revenues from our digital asset mining operations were $1,983,250 and $1,472,813 for the three months ended March 31, 2024 and 2023, respectively and $4,770,422 and $2,398,470 for the nine months ended March 31, 2024 and 2023, respectively.

When funds are available and market conditions allow, we also invest in certain denominations of digital assets to complement our mining operations. As of March 31, 2024, our digital assets at fair market value totaled $1,625,424 and were comprised of Bitcoin (BTC).

Historically, we have funded our operations primarily from cash generated from our digital currency mining operations and proceeds from convertible notes payable and preferred stock. During the nine months ended March 31, 2024, we generated negative cash flow from operations and a gain on the change in fair value of digital assets. We did not incur additional debt or issue securities for cash.

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

The Company, like many digital asset mining operators, is currently operating at a non-profitable status following record historic runs in market prices of digital assets. Market prices of digital currencies have not been high enough to cover the operating costs of mining companies, including significant power costs and high levels of equipment depreciation. The Company is addressing these operational challenges through considering alternative sources of power, further consolidation of facilities, and potential hosting arrangements. There can be no assurance that the Company will be successful in these efforts and attain profitable levels of operations.

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

To operate our digital asset mining facilities and to fund future operations, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through further liquidation of our marketable securities, public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot be certain that anticipated additional financing will be available to us on favorable terms, or at all.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2024 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2023

Revenues

Our digital asset mining revenues increased to $1,983,250 in the three months ended March 31, 2024 from $1,472,813 in the three months ended March 31, 2023 and increased to $4,770,422 in the nine months ended March 31, 2024 from $2,398,470 in the nine months ended March 31, 2023. This increase in revenues resulted primarily due to the strengthening of the Bitcoin market and increased miners.

Costs and expenses

Cost of revenues was $1,197,523 and $976,958 in the three months ended March 31, 2024 and 2023, respectively and $3,209,083 and $1,602,434 in the nine months ended March 31, 2024 and 2023, respectively. Expenses associated with running our digital asset mining operations, such as energy and hosting costs, operating supplies, and consulting services are recorded as cost of revenues, but excluding depreciation and amortization, which are separately stated. The increase in cost of revenues in the current fiscal period is due primarily to an increase in energy and hosting costs.

General and administrative expenses decreased to $240,002 in the three months ended March 31, 2024 from $337,475 in the three months ended March 31, 2023. Our general and administrative expenses increased to $8,919,954 in the nine months ended March 31, 2024 from $1,032,999 in the nine months ended March 31, 2023. The decrease for the three-month period and the increase for the nine-month period resulted primarily from non-cash stock-based compensation expense. We reported non-cash, related party stock-based compensation of $0 and $145,000 in the three months ended March 31, 2024 and 2023, respectively and $8,300,000 and $497,500 in the nine months ended March 31, 2024 and 2023, respectively.

Depreciation and amortization decreased to $692,654 in the three months ended March 31, 2024 from $1,469,195 in the three months ended March 31, 2023. Depreciation and amortization decreased to $2,171,938 in the nine months ended March 31, 2024 from $2,291,301 in the nine months ended March 31, 2023. The decrease is depreciation and amortization in the current fiscal year is due primarily to a reduction in the cost basis of the Company’s digital asset minors.

Change in fair value of Bitcoin for the three and nine months ended March 31, 2024, was a gain of $452,808 and $568,224, respectively, and was recognized as a result of adopting Accounting Standards Update (“ASU”) No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), effective July 1, 2023, under which Bitcoin is recognized at fair value with changes in fair value recognized in net income. The gain recognized was attributable to increases in the price of Bitcoin and the increased quantity of Bitcoin held as of March 31, 2024, as compared to June 30, 2023.

In addition to the currencies received as compensation for our mining services, we purchased various digital currencies totaling $332,934 and $302,951 during the nine months ended March 31, 2024 and 2023, respectively. We also converted currencies from one denomination to another based on our assessment of market conditions for each respective currency. The market values of individual currency denominations continually fluctuate, and the fluctuations may be material from day to day. During the nine months ended March 31, 2024 and 2023, we received total proceeds of $3,850,947 and $2,428,290, respectively, from the sale of digital currencies and incurred transactions fees totaling $62,654 and $32,099, respectively, which are recorded in General and administrative expenses in our Statement of Operations. We realized a gain (loss) on sale of digital currencies of $11,923 and $(12,514) in the nine months ended March 31, 2024 and 2024, respectively.

During the nine months ended March 31, 2024 and 2023, we disposed of and write off non-serviceable, defective mining equipment with a net book value of $121,670 and $510,634 respectively. During the three months ended March 31, 2024 and 2023, we disposed of and write off non-serviceable, defective mining equipment with a net book value of $0 and $463,919 respectively.

Other Income (Expense)

Our other income (expense) was comprised of the following for the three and nine months ended March 31:

	Three Months Ended March 31		Nine Months Ended March 31
	2024	2023	2024	2023

Interest expense	$(23,168)	$(36,281)	$(70,082)	$(254,182)
Loss on exercise of warrants	-	(11,000)	-	(11,000)

Total other income (expense)	$(23,168)	$(47,281)	$(70,082)	$(265,182)

Our interest expense includes the amortization of debt discount and original issue discount for our convertible notes payable. These amounts vary from period to period depending on the timing of new borrowings and the conversion of the debt to common stock by the lenders. During the prior nine months ended, we had one note payable outstanding for $500,000 which we had recorded $114,564 of interest for debt discount. During the current nine months ended we had the same note payable outstanding with a fully amortized debt discount, thus resulting in a decrease in interest expense compared to the prior period.

During the nine months ended March 31, 2024 and 2023, we recognized $0 and $11,000 loss on exercise of warrants.

Net Loss

As a result, we reported net income (loss) of $297,283 and ($1,766,615) in the three months ended March 31, 2024 and 2023, respectively and net losses of $9,142,158 and $3,316,594 in the nine months ended March 31, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2024, we had total current assets of $2,015,696, including cash of $381,872, digital assets of $1,625,424, and prepaid expenses and other current assets of $8,400 and total current liabilities of $3,306,111. We had total stockholders’ deficit of $1,483,252 as of March 31, 2024 compared to a stockholders’ deficit of $509,883 as of June 30, 2023.

Sources and Uses of Cash

During the nine months ended March 31, 2024, we used cash in operations of $3,199,249 as a result of our net loss of $9,142,158, a non-cash gain on the change in the fair value of digital assets of $568,224, non-cash revenue recognized from Bitcoin mined of $4,770,422, and an increase in prepaid expenses and other current assets of $1,235 partially offset by non-cash stock-based compensation-related party of $8,300,000, other non-cash expenses of $2,293,608, the payment of operating expenses with digital assets worth $57,722, and increases in accounts payable of $285,742, accrued expenses of $68,750, and amounts due to related party of $276,968.

During the nine months ended March 31, 2023, we used cash in operations of $2,234,294 as a result of our net loss of $3,316,594, increases in digital currencies of $2,398,464, prepaid expenses of $8,880, deposits of $500,000, accounts payable of $120,727, accrued expenses of $139,381 and amounts due to related party of $292,023 partially offset by non-cash losses on sale of digital currencies of $12,514, other non-cash expenses of $3,424,999.

During the nine months ended March 31, 2024, we provided net cash in investing activities of $3,516,273, comprised of net proceeds from the sale of digital currencies of $3,850,947, offset by the purchase of digital currencies of $332,934 and the purchase of mining equipment for $1,740.

During the nine months ended March 31, 2023, we provided net cash in investing activities of $2,092,825, comprised of net proceeds from the sale of digital currencies of $2,428,290, offset by the increase in equipment deposits of $32,514 and the purchase of digital currencies of $302,951.

During the nine months ended March 31, 2024, we used net cash in financing activities of $193,150, comprised of the repayment of the related party short term advance of $118,150 and the repayment of accrued interest on a note payable of $75,000.

During the nine months ended March 31, 2023, we used net cash in financing activities of $50,000, comprised of repayment of accrued interest on a note payable.

We will have to raise funds to successfully operate our digital currency mining operations, purchase equipment and expand our operations to multiple facilities. We will have to borrow money from shareholders or issue debt or equity or enter a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us.

Going Concern

The Company has reported recurring net losses since its inception. As of March 31, 2024, the Company had an accumulated deficit of $82,684,536. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

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

Digital Assets

Digital assets are included in current assets in the Consolidated Balance Sheets due to the Company’s ability to sell bitcoin in a highly liquid marketplace and the sale of bitcoin to fund operating expenses to support operations. The proceeds from the sale of digital assets and the purchase of digital assets are included within investing activities in the accompanying Consolidated Statement of Cash Flows. Digital Assets awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy. Following the adoption of ASU 2023-08 effective July 1, 2023, the Company measures digital assets at fair value with changes recognized in operating expenses in the Consolidated Statement of Comprehensive Income (Loss). The Company tracks its cost basis of digital assets by-wallet in accordance with the first-in-first-out (“FIFO”) method of accounting.

Property and Equipment

Property and equipment, consisting primarily of computer and other digital asset mining equipment (transaction verification servers), is stated at the lower of cost or estimated realizable value and is depreciated when placed into service using the straight-line method over estimated useful lives. Management has assessed the basis of depreciation of these assets and believes they should be depreciated over a three-year period due to technological obsolescence reflecting rapid development of hardware that has faster processing capacity and other factors. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

During the nine months ended March 31, 2024, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $121,670 to loss on disposition of property and equipment.

During the nine months ended March 31, 2023, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $510,634 to loss on disposition of property and equipment.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. We reported no impairment expense for the three and nine months ended March 31, 2024 and 2023.

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

Our revenues currently consist of digital asset mining revenues and revenues from the sale of digital asset mining equipment recognized in accordance with ASC 606 as discussed above. Amounts collected from customers prior to shipment of products are recorded as deferred revenue.

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

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity, or capital expenditures.

RECENTLY ISSUED ACCOUNTING POLICIES

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements. The Company elected to early adopt ASU 2023-08 for the year ended June 30, 2024, effective as of July 1, 2023, which had a material impact on the Consolidated Financial Statements.

There were no other new accounting pronouncements issued or proposed by the FASB during the nine months ended March 31, 2024 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of March 31, 2024, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of March 31, 2024, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of March 31, 2024, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2024, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Corrective Action

Management plans to address the structure of the Board of Directors and discuss adding an audit committee during fiscal year 2024.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company, our common stock, or our company’s directors, officers or affiliates, any owner of record or beneficiary of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us.

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

The future impact of the COVID-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of COVID-19 on our business, particularly on the digital currency markets. As of March 31, 2024 and June 30, 2023, our investment in property and equipment of $3,354,016 and $5,299,834, respectively, could be subject to impairment or change in valuation due to COVID-19 if our cryptocurrency mining revenues significantly decrease or we are not able to raise capital sufficient to fund our operations. In addition, any travel restrictions and social distancing requirements may make it difficult for our management to access and oversee our operations in Pennsylvania, Nebraska and Texas.

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

ITEM 2. UNREGISTERED SALES IN EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2024, we did not issue any securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

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

INTEGRATED VENTURES, INC.

Dated: May 15, 2024	By:	/s/ Steve Rubakh
President and Chief Executive Officer and Principal Financial Officer

