Form 10-K
period 2024-06-30
INTEGRATED VENTURES, INC.
filed 2024-09-30
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

On December 31, 2023, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,369,310 based upon the closing price on that date of the common stock of the registrant as reported on the OTC Markets system of $1.85. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of September 30, 2024, the registrant had 5,161,580 shares of its common stock, $0.001 par value, issued and outstanding.

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

Readers of this Annual Report should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause our actual results to differ materially from those provided in forward-looking statements. Readers should not place undue reliance on forward-looking statements contained in this Annual Report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

As used in this Annual Report, the terms “we,” “us,” “our,” the “Company,” and “Integrated Ventures” mean Integrated Ventures, Inc., unless otherwise indicated.

PART I

Item 1. Business.

We were incorporated in the State of Nevada on March 22, 2011 under the name Lightcollar, Inc. In March 2015, we changed our name to EMS Find, Inc. On May 30, 2017, Integrated Ventures, Inc. (“Integrated Ventures”), a Nevada corporation, was formed as a wholly owned subsidiary of the Company.  Pursuant to an Agreement and Plan of Merger dated May 30, 2017, Integrated Ventures was merged into the Company, with the Company being the surviving corporation and changing its name to Integrated Ventures, Inc. In July 2024, the Company formed three wholly-owned subsidiaries, MedWell Direct, LLC (“MedWell Direct”), MedWell Facilities, LLC (“MedWell Facilities”), and MedWell USA, LLC, all of which were organized in the State of Nevada.

We are a diversified holdings company that develops, acquires, operates, and invests in unique and profitable businesses. Our business focus is acquiring, launching, and operating companies in the digital asset sector, mainly in digital asset mining and sales of branded mining rigs. Subsequent to June 30, 2024, we strategically entered into the rapidly growing health and wellness sector.

As of June 30, 2024, the Company owned a total of approximately 2,300 miners in one location, Granbury, Texas. All miners previously located in Tioga, Pennsylvania were relocated to Granbury, Texas during September 2023.

On April 21, 2023, the Company effected a 1-for-125 reverse split of the Company’s common stock. The reverse split has been given retroactive effect in the financial statements for all periods presented.

Recent Material Developments

As of June 7, 2024, our host disconnected all of our miners from their power source. At this time, the Company is actively exploring options regarding what to do with their digital asset miners. Potential options include finding another hosted facility, selling our digital assets miners as is, or refurbishing broken digital asset miners and selling them.

Acquisition of Healthy Lifestyle

On August 29, 2024, the Company, through MedWell Direct, consummated its acquisition of 51% of the membership interests (the “Membership Interests”) of Healthy Lifestyle USA LLC, a Florida limited liability company (“Healthy Lifestyle”), pursuant to execution and delivery of that certain membership interest purchase agreement, dated as of August 14, 2024 (the “Purchase Agreement”), between MedWell Direct, Healthy Lifestyle, and the members (the “Selling Members”) of Healthy Lifestyle.

The purchase price for the Membership Interests was $350,000, consisting of $250,000 in cash and 97,088 shares of the Company’s common stock (the “Purchase Shares”) with a market value of $100,000. The number of Purchased Shares was based on the $1.03 closing price of the Company’s common stock on the OTCQB marketplace on August 28, 2024, the date immediately preceding the closing date. The Selling Members are also entitled to a potential post-closing earn-out payment based on Healthy Lifestyle’s financial performance.

Pursuant to the Purchase Agreement, MedWell Direct shall facilitate (i) an operating loan for Healthy Lifestyle in the aggregate amount of $182,000 for working capital and (ii) an advertising credit line for Healthy Lifestyle up to $300,000 on commercially reasonable terms for advertising expenses.

Promissory Note

Effective August 27, 2024, Healthy Lifestyle made a promissory note in favor of MedWell Direct (the “Note”) in the principal amount of $182,000, for working capital purposes, with such principal to be issued as follows: (i) $42,000 on the effective date of the Note; (ii) $60,000 15 days after such effective date of the Note and (iii)$80,000 45 days after such effective date of the Note. The Note shall not bear any interest, and the repayment of the principal amount is due on or before the six-month anniversary of the Note.

Line of Credit to Healthy Lifestyle

On August 27, 2024, MedWell Direct entered into a line of credit agreement (the “Line of Credit Agreement”) with Healthy Lifestyle whereby MedWell Direct agreed to loan Healthy Lifestyle $100,000 to be used exclusively for pay-per-click advertising (“PPC”). Pursuant to the Line of Credit Agreement, if Healthy Lifestyle repays the $100,000 loan amount and achieves a certain cost to acquire a customer (“CPA”) of $225 (not including marketing admin fees/commissions), MedWell Direct shall lend Healthy Lifestyle $200,000 to be used exclusively for PPC, and if Healthy Lifestyle repays the $200,000 loan amount and achieves a CPA of $225, MedWell Direct shall lend Healthy Lifestyle $300,000 to be used exclusively for PPC. Such $100,000 initial funding was made on August 27, 2024.

Our Cryptocurrency Operations

We utilize and rely on cryptocurrency pools to mine cryptocurrencies and generate a mixed selection of digital cryptocurrencies, mainly BTC. Cryptocurrency payouts, net of applicable fees, are paid to us by the pool operator, Foundry Digital, LLC, and the digital currency produced is either stored in a wallet (Gemini) or sold in open market. Payout proceeds are automatically deposited in our corporate bank accounts.

In our digital currency mining operations, various models of miners are owned and deployed by the Company.

When funds are available and market conditions allow, we also invest in certain denominations of cryptocurrencies to complement our mining operations.

Materials and Suppliers

Digital asset mining is dependent on specialized digital asset mining hardware utilizing ASIC chips to discover blocks on blockchains using the 256-bit secure hashing algorithm. Almost all of these miners are produced outside of the United States, mostly in China and Southeast Asia, by a few manufacturers. As the market value of digital assets has increased, the demand for the newest, most efficient miners has also increased, thereby resulting in an increase in the price of miners. We are dependent on the host of our power supply in Granbury, Texas. As of June 7, 2024, our host disconnected all of our miners from their power source.

Competition

We operate in a highly competitive environment. The primary drivers of competition include the demand for Bitcoin, the Bitcoin Network Difficulty level, sufficient capital resources to acquire large quantities of high-quality miners, the ability to secure these miners from a limited number of suppliers on rapid delivery schedules, and the ability to generate the highest productivity. As more Bitcoin miners enter the space, we expect additional pressure on the industry, with greater competition for access to miners and mining infrastructure, which is in limited supply. Data center hosting is also highly competitive in the Bitcoin mining space.

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

Financial

Through June 6, 2024, we operated our digital asset mining operations in one hosted facility in Granberry, Texas. The hosting and power purchase agreement for this facility requires the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s digital asset mining operations. As of June 7, 2024, all miners were disconnected from their power source and have not been reconnected through the date of the issuance of these financial statements.

Revenues from our digital asset mining operations were $5,863,935 and $3,862,849 for the years ended June 30, 2024 and 2023, respectively.

When funds are available and market conditions allow, we also invest in certain denominations of digital assets to complement our mining operations. As of June 30, 2024, our digital assets at fair value totaled $1,714,076 and was comprised of Bitcoin (BTC).

Historically, we have funded our operations primarily from cash generated from our digital asset mining operations and proceeds from notes payable and preferred stock. During the year ended June 30, 2024, we generated negative cash flow from operations. We did not incur additional debt or issue securities for cash.

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

Employees and Employment Agreements

We presently have one full-time employee, Steve Rubakh, our sole officer and director, who devotes 100% of his time to our operations. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees; however, we at times do reimburse Mr. Rubakh for certain health insurance and medical costs.

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

Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. In an event referred to as Bitcoin “halving,” the Bitcoin reward for mining any block is cut in half. For example, the mining reward for Bitcoin declined from 12.5 to 6.25 Bitcoin on May 11, 2020. This process is scheduled to occur once every 210,000 blocks, or roughly four years, until the total amount of Bitcoin rewards issued reaches 21 million, which is expected to occur around 2140. In April 2024, the mining reward for Bitcoin declined from 6.25 to 3.125 Bitcoin. Once 21 million Bitcoin are generated, the network will stop producing more. Currently, there are almost 20 million Bitcoin in circulation. While Bitcoin prices have had a history of price fluctuations around halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the price of Bitcoin does not follow these anticipated halving events, the revenue from our mining operations would decrease, and we may not have an adequate incentive to continue mining and may cease mining operations altogether, which may adversely affect an investment in us.

Furthermore, such reductions in Bitcoin rewards for uncovering blocks may result in a reduction in the aggregate hashrate of the Bitcoin network as the incentive for miners decreases. Miners ceasing operations would reduce the collective processing power on the network, which would adversely affect the confirmation process for transactions and make the Bitcoin network more vulnerable to malicious actors or botnets obtaining control in excess of 50% of the processing power active on the blockchain. Such events may adversely affect our activities and an investment in us.

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

Since the fourth quarter of 2021 to date in 2024, digital asset prices have fluctuated widely. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including digital asset exchanges, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each declared bankruptcy. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

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

The future impact of the COVID-19 pandemic on companies is evolving and we are currently unable to assess with certainty the broad effects of COVID-19 on our business, particularly on the digital currency markets. As of June 30, 2024 and June 30, 2023, our investment in property and equipment of $1,343,453 and $5,299,834, respectively, could be subject to impairment or change in valuation due to COVID-19 if our cryptocurrency mining revenues significantly decrease or we are not able to raise capital sufficient to fund our operations. In addition, any travel restrictions and social distancing requirements may make it difficult for our management to access and oversee our operations in Pennsylvania and Texas.

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

We will need to raise additional capital. We may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that are less than the market price and that may be based on a discount from market at the time of issuance. Stockholders will incur dilution upon exercise of any outstanding stock options, warrants or upon the issuance of shares of common stock under our present and future stock incentive programs. If we were to raise capital by issuing equity securities, either alone or in connection with a non-equity financing, the net tangible book value of the then outstanding common stock could decline. If the additional equity securities were issued at a per share price less than the market price, which is customary in the private placement of equity securities, the holders of the outstanding shares would suffer dilution, which could be significant. Further, if we are able to raise funds from the sale of debt securities, the lenders may impose restrictions on our operations and may impair our working capital as we service any such debt obligations. In addition, the sale of shares and any future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the price of our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares of common stock for sale will have on the market price of our common stock.

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

Item 1C. Cybersecurity.

We regularly review our cybersecurity defenses to assess our vulnerability to cybersecurity attacks from viruses, malware and more sophisticated and targeted cyber-related attacks such as hackers looking to demand ransomware or access our systems to obtain information and data, as well as our vulnerability to cybersecurity failures resulting from human error and technological errors. We rely upon internal IT personnel working in conjunction with specialized outside security consultants on a day-to-day basis to conduct reviews and upgrade our systems when determined to be necessary.

Our overall strategy in combatting cybersecurity risks includes a variety of measures, including:

·	the use of antivirus software, virtual private networks, email security, as well as other software and system-wide measures such as multi-factor authorization to prevent and detect data intrusions;

·	deployment of updates and patches as they become available from our software suppliers and consultants and maintaining the current versions of major software to reduce the exposure to vulnerabilities;

·	the use of third-party services to conduct mandatory online training for all employees regarding identifying and avoiding cyber-security risks;

·	the review of the security procedures used by third parties that may host or otherwise have access to our systems;

·

the deployment of third-party cyber-security experts to perform penetration testing on our internal and external networks and systems in an effort to identify potential vulnerabilities; and consideration of the cybersecurity risks posed by interacting with current and potential third-party service providers, suppliers and customers.

We are not aware of any existent weakness in our systems or malware embedded in our systems that would materially affect, or are reasonably likely to materially affect, our operations.

Board Oversight

The Board, as a whole, has oversight responsibility for our strategic and operational risks. The Board is responsible for oversight of our efforts to eliminate cybersecurity risks. The Board meets regularly with our Chief Executive Officer and Chief Financial Officer.

Item 2. Properties.

Our corporate offices are located at 18385 Route 287, Tioga, PA 16946. Our telephone number is (215) 613-9898. Our cryptocurrency mining operations are currently located in a hosted facility in Granbury, Texas. The hosting and power purchase agreements for the facility require the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.

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

Period	High	Low

Fiscal year Ended June 30, 2024
Quarter Ended September 30, 2023	$4.24	$1.41
Quarter Ended December 31, 2023	$2.40	$1.36
Quarter Ended March 31, 2024	$2.25	$1.06
Quarter Ended June 30, 2024	$1.70	$0.75

Fiscal year Ended June 30, 2023
Quarter Ended September 30, 2022	$9.75	$3.83
Quarter Ended December 31, 2022	$5.00	$1.92
Quarter Ended March 31, 2023	$5.63	$2.13
Quarter Ended June 30, 2023	$4.88	$0.94

Holders

As of September 30, 2024, there were 24 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name. The Company is authorized to issued 300,000,000 shares of common stock.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business.

Equity Compensation Plan Information

As of June 30, 2024, there were no equity compensation plan under which our common stock is authorized for issuance.

Recent Sales of Unregistered Securities

There were no sales by the Company of unregistered securities not previously reported in the Company’s periodic filings for its fiscal year ended June 30, 2024.

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

GENERAL

We were incorporated in the State of Nevada on March 22, 2011 under the name Lightcollar, Inc. In March 2015, we changed our name to EMS Find, Inc. On May 30, 2017, Integrated Ventures, Inc. (“Integrated Ventures”), a Nevada corporation, was formed as a wholly owned subsidiary of the Company.  Pursuant to an Agreement and Plan of Merger dated May 30, 2017, Integrated Ventures was merged into the Company, with the Company being the surviving corporation and changing its name to Integrated Ventures, Inc. In July 2024, the Company formed three wholly-owned subsidiaries, MedWell Direct, LLC (“MedWell Direct”), MedWell Facilities, LLC (“MedWell Facilities”), and MedWell USA, LLC, all of which were organized in the State of Nevada.

We are a diversified holdings company that develops, acquires, operates, and invests in unique and profitable businesses. Our business focus is acquiring, launching, and operating companies in the digital asset sector, mainly in digital asset mining and sales of branded mining rigs. Subsequent to June 30, 2024, we strategically entered into the rapidly growing health and wellness sector.

As of June 30, 2024, the Company owned a total of approximately 2,300 miners in one location, Granbury, Texas. All miners previously located in Tioga, Pennsylvania were relocated to Granbury, Texas during September 2023.

On April 21, 2023, the Company effected a 1-for-125 reverse split of the Company’s common stock. The reverse split has been given retroactive effect in the financial statements for all periods presented.

Financial

Through June 6, 2024, we operated our digital asset mining operations in one hosted facility in Granberry, Texas. The hosting and power purchase agreement for this facility requires the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s digital asset mining operations. As of June 7, 2024, all miners were disconnected from their power source and have not been reconnected through the date of the issuance of these financial statements.

Revenues from our digital asset mining operations were $5,863,935 and $3,862,849 for the years ended June 30, 2024 and 2023, respectively.

When funds are available and market conditions allow, we also invest in certain denominations of digital assets to complement our mining operations. As of June 30, 2024, our digital assets at fair value totaled $1,714,076 and was comprised of Bitcoin (BTC).

Historically, we have funded our operations primarily from cash generated from our digital asset mining operations and proceeds from notes payable and preferred stock. During the year ended June 30, 2024, we generated negative cash flow from operations. We did not incur additional debt or issue securities for cash.

Recent Material Developments

As of June 7, 2024, our host disconnected all of our miners from their power source. At this time, the Company is actively exploring options regarding what to do with their digital asset miners. Potential options include finding another hosted facility, selling our digital assets miners as is, or refurbishing broken digital asset miners and selling them.

Acquisition of Healthy Lifestyle

On August 29, 2024, the Company, through MedWell Direct, a Nevada limited liability company and a wholly-owned subsidiary of the Company, consummated its acquisition of 51% of the membership interests (the “Membership Interests”) of Healthy Lifestyle USA LLC, a Florida limited liability company (“Healthy Lifestyle”), pursuant to execution and delivery of that certain membership interest purchase agreement, dated as of August 14, 2024 (the “Purchase Agreement”), between MedWell Direct, Healthy Lifestyle, and the members (the “Selling Members”) of Healthy Lifestyle.

The purchase price for the Membership Interests was $350,000, consisting of $250,000 in cash and 97,088 shares of the Company’s common stock (the “Purchase Shares”) with a market value of $100,000. The number of Purchased Shares was based on the $1.03 closing price of the Company’s common stock on the OTCQB marketplace on August 28, 2024, the date immediately preceding the closing date. The Selling Members are also entitled to a potential post-closing earn-out payment based on Healthy Lifestyle’s financial performance.

Pursuant to the Purchase Agreement, MedWell Direct shall facilitate (i) an operating loan for Healthy Lifestyle in the aggregate amount of $182,000 for working capital and (ii) an advertising credit line for Healthy Lifestyle up to $300,000 on commercially reasonable terms for advertising expenses.

Promissory Note

Effective August 27, 2024, Healthy Lifestyle made a promissory note in favor of MedWell Direct (the “Note”) in the principal amount of $182,000, for working capital purposes, with such principal to be issued as follows: (i) $42,000 on the effective date of the Note; (ii) $60,000 15 days after such effective date of the Note and (iii)$80,000 45 days after such effective date of the Note. The Note shall not bear any interest, and the repayment of the principal amount is due on or before the six-month anniversary of the Note.

Line of Credit to Healthy Lifestyle

On August 27, 2024, MedWell Direct entered into a line of credit agreement (the “Line of Credit Agreement”) with Healthy Lifestyle whereby MedWell Direct agreed to loan Healthy Lifestyle $100,000 to be used exclusively for pay-per-click advertising (“PPC”). Pursuant to the Line of Credit Agreement, if Healthy Lifestyle repays the $100,000 loan amount and achieves a certain cost to acquire a customer (“CPA”) of $225 (not including marketing admin fees/commissions), MedWell Direct shall lend Healthy Lifestyle $200,000 to be used exclusively for PPC, and if Healthy Lifestyle repays the $200,000 loan amount and achieves a CPA of $225, MedWell Direct shall lend Healthy Lifestyle $300,000 to be used exclusively for PPC. Such $100,000 initial funding was made on August 27, 2024.

The principal amount of the loan bears interest at 0.00% per annum. The principal amount of the loan shall be due and payable in full on or before the six (6) month anniversary of August 26, 2024.

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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2024 COMPARED TO THE YEAR ENDED JUNE 30, 2023

Revenues

Our digital asset mining revenues increased to $5,863,935 in the year ended June 30, 2024 from $3,862,849 in the year ended June 30, 2023. This increase in revenues resulted primarily due to the strengthening of the Bitcoin market and increased miners.

Cost of Revenues

Cost of revenues was $3,930,335 and $2,700,122 in the years ended June 30, 2024 and 2023, respectively. Expenses associated with running our digital asset mining operations, such as energy and hosting costs, operating supplies, and consulting services are recorded as cost of revenues. The increase in cost of revenues in the current fiscal period is due primarily to an increase in energy and hosting costs.

General and administrative expenses decreased to $9,279,756 in the year ended June 30, 2024 from $15,994,944 in the year ended June 30, 2023. The decrease resulted primarily from non-cash stock-based compensation expense. We reported non-cash, related party stock-based compensation of $8,300,000 and $15,247,500 in the year ended June 30, 2024 and 2023, respectively.

Depreciation and amortization decreased to $2,835,225 in the year ended June 30, 2024 from $3,597,345 in the year ended June 30, 2023. The decrease is depreciation and amortization in the current fiscal year is due primarily to a reduction in the cost basis of the Company’s digital asset miners.

Change in fair value of Bitcoin for the year ended June 30, 2024, was a gain of $327,126, and was recognized as a result of adopting Accounting Standards Update (“ASU”) No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), effective July 1, 2023, under which Bitcoin is recognized at fair value with changes in fair value recognized in net income. The gain recognized was attributable to increases in the price of Bitcoin.

In addition to the digital assets received as compensation for our mining services, we purchased various digital assets totaling $1,718,278 and $306,912 during the year ended June 30, 2024 and 2023, respectively. We also converted digital assets from one denomination to another based on our assessment of market conditions for each respective digital asset. The market values of individual digital asset denominations continually fluctuate, and the fluctuations may be material from day to day. During the year ended June 30, 2024 and 2023, we received total proceeds of $5,891,683 and $3,552,596, respectively, from the sale of digital assets and incurred transactions fees totaling $110,864 and $48,910, respectively, which are recorded in General and administrative expenses in our Statement of Operations. We realized a gain (loss) on sale of digital assets of $(118,110) and $29,412 in the year ended June 30, 2024 and 2023, respectively.

During the year ended June 30, 2024 and 2023, we disposed of and write off non-serviceable, defective mining equipment with a net book value of $367,404 and $1,197,522, respectively, and impaired mining equipment and recognized impairment expense of $1,101,542 and $5,574,363, respectively.

Other Income (Expense)

Our other income (expense) was comprised of the following for the years ended June 30:

	2024	2023

Interest expense	$(83,046)	$(276,932)
Loss on exercise of warrants	-	(11,000)

Total other income (expense)	$(83,046)	$(287,932)

Our interest expense includes the amortization of debt discount for our notes payable.  These amounts vary from period to period depending on the timing of new borrowings and the conversion of the debt to common stock by the lenders.  During the years ended June 30, 2024 and 2023, we had one note payable outstanding for $500,000. During the year ended June 30, 2023, we recognized $114,564 of interest expense for the amortization of debt discount. During the year ended June 30, 2024, we had the same note payable outstanding with a fully amortized debt discount, thus resulting in a decrease in interest expense compared to the prior period. Additionally, the lender agreed to decrease the default interest rate on the note payable from 18% per annum to 10% per annum, effective April 1, 2024, resulting in a further decrease in interest expense compared to the prior year.

During the years ended June 30, 2024 and 2023, we recognized a loss on exercise of warrants of $0 and $11,000, respectively.

Net Loss

As a result, we reported a net loss of $11,524,357 in the year ended June 30, 2024, compared to a net loss of $25,459,967 in the year ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2024, we had total current assets of $2,599,238, including cash of $57,815, digital assets of $1,714,076, prepaid expenses and other current assets of $249,200, and deposits, current of $578,147 and total current liabilities of $3,683,142. We had total stockholders’ deficit of $3,865,451 as of June 30, 2024 compared to a stockholders’ deficit of $509,883 as of June 30, 2023.

Sources and Uses of Cash

During the year ended June 30, 2024, we used cash in operations of $4,128,698 as a result of our net loss of $11,524,357, revenue recognized from bitcoin mined of $5,863,935, a gain from the change in fair value of digital assets of $327,126, and an increase in prepaid expenses of $242,035, offset by increases in accounts payable of $681,947, accrued expenses of $81,389, amounts due to related party of $390,294, non-cash expenses of $12,604,171, and operating expenses paid with digital assets of $70,954.

During the year ended June 30, 2023, we used cash in operations of $3,427,966 as a result of our net loss of $25,459,967, revenue recognized from bitcoin mined of $3,862,849, increases in prepaid expenses of $4,665, equipment deposits of $32,513, deposits of $499,300, offset by increases in accounts payable of $237,750, accrued expenses of $162,131, amounts due to related party of $318,565, and net non-cash expenses of $25,712,882.

During the year ended June 30, 2024, net cash provided by investing activities was $4,171,665, comprised of net proceeds from the sale of digital assets of $5,891,683 offset by the purchase of digital assets of $1,718,278 and the purchase of property and equipment of $1,740.

During the year ended June 30, 2023, net cash provided by investing activities was $3,245,684, comprised of net proceeds from the sale of digital assets of $3,552,596 offset by the purchase of digital assets of $306,912.

During the year ended June 30, 2024, we had net cash used in financing activities of $243,150 comprised of a repayment of notes payable of $125,000 and repayment of a related party short term advance of $118,150.

During the year ended June 30, 2023, we had net cash used in financing activities of $50,000 comprised of a repayment of notes payable of $50,000.

Going Concern

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of June 30, 2024, the Company’s current liabilities exceeded its current assets by $1,083,904 and the Company had an accumulated deficit of $85,066,735. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Digital Assets

Digital assets are included in current assets in the Balance Sheets due to the Company’s ability to sell bitcoin in a highly liquid marketplace and the sale of bitcoin to fund operating expenses to support operations. The proceeds from the sale of digital assets and the purchase of digital assets are included within investing activities in the accompanying Statement of Cash Flows. Digital Assets awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy. Following the adoption of ASU 2023-08 effective July 1, 2023, the Company measures digital assets at fair value with changes recognized in operating expenses in the Statement of Comprehensive Income (Loss). The Company tracks its cost basis of digital assets by-wallet in accordance with the first-in-first-out (“FIFO”) method of accounting.

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

During the years ended June 30, 2024 and 2023, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $367,404 and $1,197,522, respectively, to loss on disposition of property and equipment.

During the year ended June 30, 2024 and 2023, we impaired mining equipment and recognized impairment expense of $1,101,542 and $5,574,363, respectively.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. During the year ended June 30, 2024 and 2023, we impaired mining equipment and recognized impairment expense of $1,101,542 and $5,574,363, respectively.

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

Our revenues currently consist of digital asset mining revenues recognized in accordance with ASC 606 as discussed above.

To generate revenue from mining bitcoin, the Company has entered into a digital asset mining pool by executing a contract, as amended from time to time, with the mining pool operator to provide computing power to the mining pool. The contract is terminable at any time by either party without penalty and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, we are entitled to a Full-Pay-Per-Share payout of Bitcoin based on a contractual formula, which primarily calculates the hash rate provided by us to the mining pool as a percentage of total network hash rate, and other inputs. We are entitled to consideration even if a block is not successfully placed by the mining pool operator.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with the mining pool operator. The transaction consideration the Company receives is net of a contractually agreed upon “pool fee percentage” charged and kept by the mining pool operator and is noncash, in the form of Bitcoin, which the Company measures at fair value on the date Bitcoin is received. This value is not materially different than the fair value at the moment we meet the performance obligation, which can be recalculated based on the contractual formula. The consideration is variable. The amount of consideration recognized is constrained to the amount of consideration received, which is when it is probable a significant reversal will not occur. There is no significant financing component or risk of a significant revenue reversal in these transactions due to the performance obligations and settlement of the transactions being on a daily basis.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of June 30, 2024
	Total carrying value	Level 1	Level 2	Level 3
Bitcoin	$1,714,076	$1,714,076	$-	$-

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

As of June 30, 2024 and 2023, the fair values of cash, prepaid expenses and other current assets, accounts payable, and accrued expenses approximated their carrying values because of their short-term nature.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity, or capital expenditures.

RECENTLY ISSUED ACCOUNTING POLICIES

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements. The Company elected to early adopt ASU 2023-08 for the year ended June 30, 2024, effective as of July 1, 2023, which had a material impact on the Financial Statements.

There were no new accounting pronouncements issued or proposed by the FASB during the year ended June 30, 2024 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Disclosure under Item 7A is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

INTEGRATED VENTURES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Integrated Ventures, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Integrated Ventures, Inc. (the Company) as of June 30, 2024 and 2023, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2024, and the related notes (collectively referred to as the " financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the company has incurred recurring losses from operations and had not yet achieved profitable operations as of June 30, 2024 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

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

Revenue Recognition

The Company generates revenues from the mining of Bitcoin that requires significant judgements with regard to how the revenues are recognized. As discussed in the notes to the financial statements, management’s estimate of the consideration received and recognized from its cryptocurrency mining activities is considered variable.

Given the intricate technological considerations and complexities inherent in cryptocurrency transactions, the assessment of mining revenues requires a nuanced understanding of cryptocurrency technology, transaction processes, verification procedures, and valuation methodologies. As such, Auditing management’s evaluation of the accounting for mining revenues recognized involved significant judgement and subjectivity due to technological considerations and complexity of cryptocurrency transactions.

We evaluated the appropriateness and accuracy of management’s assessment in relation to our understanding of cryptocurrency technology, evaluation of transaction processes, verification of transactions, and assessment of valuation methods.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

The Woodlands, TX

September 30, 2024

INTEGRATED VENTURES, INC.

BALANCE SHEETS

	June 30,	June 30,
	2024	2023

ASSETS
Current assets:
Cash	$57,815	$257,998
Digital assets	1,714,076	447,425
Prepaid expenses and other current assets	249,200	7,165
Deposits, current	578,147	-
Total current assets	2,599,238	712,588

Non-current assets:
Property and equipment, net of accumulated depreciation and amortization of $5,389,325 and $3,608,202 as of June 30, 2024 and 2024, respectively	1,343,453	5,299,834
Deposits	-	578,147
Total non-current assets	1,343,453	5,877,981

Total assets	$3,942,691	$6,590,569

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$975,658	$293,711
Accrued preferred stock dividends	2,133,081	1,645,210
Accrued expenses	27,632	121,243
Due to related party	46,771	415,288
Notes payable, net of debt discount of $0 as of June 30, 2024 and 2023, respectively	500,000	500,000
Total current liabilities	3,683,142	2,975,452

Mezzanine:
Series C preferred stock, $0.01 par value, (3,000 shares authorized, 1,125 shares issued and outstanding as of June 30, 2024 and 2023, respectively.	1,125,000	1,125,000
Series D preferred stock, $0.01 par value, (4,000 shares authorized, 3,000 shares issued and outstanding as of June 30, 2024 and 2023, respectively.	3,000,000	3,000,000

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of June 30, 2024 and 2023, respectively)	500	500
Series B preferred stock, $0.001 par value, (1,000,000 shares authorized, 130,000 and 100,000 shares issued and outstanding as of June 30, 2024 and 2023, respectively)	130	100
Common stock, $0.001 par value; 300,000,000 shares authorized; 5,064,492 and 2,864,492 shares issued and outstanding as of June 30, 2024 and 2023, respectively	5,064	2,864
Additional paid in capital	81,195,590	72,588,520
Accumulated deficit	(85,066,735)	(73,101,867)
Total stockholders' equity (deficit)	(3,865,451)	(509,883)

Total liabilities, mezzanine and stockholders' equity (deficit)	$3,942,691	$6,590,569

The accompanying notes are an integral part of these financial statements.

INTEGRATED VENTURES, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	June 30, 2024	June 30, 2023

Revenue:
Bitcoin mining	$5,863,935	$3,862,849
Total revenue	5,863,935	3,862,849

Costs and expenses:
Cost of revenues - energy, hosting, and other	3,930,335	2,700,122
General and administrative	9,279,756	15,994,944
Depreciation and amortization	2,835,225	3,597,345
Change in fair value of digital assets	(327,126)	-
Realized gain (loss) on sale/purchase of digital assets	118,110	(29,412)
Loss on disposition of property and equipment	367,404	1,197,522
Impairment of property and equipment	1,101,542	5,574,363
Total operating expenses	17,305,246	29,034,884

Income (Loss) from operations	(11,441,311)	(25,172,035)

Other income (expense):
Interest expense	(83,046)	(276,932)
Loss on exercise of warrant	-	(11,000)
Total other income (expense)	(83,046)	(287,932)

Loss before income taxes	(11,524,357)	(25,459,967)
Provision for income taxes	-	-

Net income (loss)	$(11,524,357)	$(25,459,967)

Dividends on Preferred Stock	(487,871)	(1,194,362)

Deemed dividend	-	(255,374)

Net loss attributable to shareholders	$(12,012,228)	$(26,909,703)

Net loss per common share attributable to shareholders, basic and diluted	$(2.72)	$(11.98)

Weighted average number of common shares outstanding, basic and diluted	4,413,096	2,246,630

The accompanying notes are an integral part of these financial statements.

INTEGRATED VENTURES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series C		Series D		Series A		Series B				Common	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance, June 30, 2022	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	902,633	$903	1,657,973	$1,658	$-	$56,781,410	$(46,192,164)	$10,592,307
Issuance of common stock for settlement	-	-	-	-	-	-	-	-	78,304	78	-	293,561	-	293,639
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(1,002,633)	(1,003)	802,106	802	-	201	-	-
Issuance of Series B preferred stock for officer compensation	-	-	-	-	-	-	200,000	200	-	-	-	15,247,300	-	15,247,500
Cashless warrants exercised	-	-	-	-	-	-	-	-	234,215	234	-	(234)	-	-
Warrants exercised	-	-	-	-	-	-	-	-	88,000	88	-	10,912	-	11,000
Rounding shares due to reverse split	-	-	-	-	-	-	-	-	3,894	4	-	(4)	-	-
Deemed dividends	-	-	-	-	-	-	-	-	-	-	-	255,374	(255,374)	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(1,194,362)	(1,194,362)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	(25,459,967)	(25,459,967)
Balance, June 30, 2023	1,125	1,125,000	3,000	3,000,000	500,000	500	100,000	100	2,864,492	2,864	-	72,588,520	(73,101,867)	(509,883)
Cummulative effect adjustment upon adoption of ASU 2023-08	-	-	-	-	-	-	-	-	-	-	-	-	47,360	47,360
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(20,000)	(20)	2,000,000	2,000	-	(1,980)	-	-
Issuance of Series B preferred stock for officer compensation	-	-	-	-	-	-	50,000	50	-	-	-	8,299,950	-	8,300,000
Purchase of bitcoin miners with common stock	-	-	-	-	-	-	-	-	200,000	200	-	309,100	-	309,300
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(487,871)	(487,871)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	(11,524,357)	(11,524,357)
Balance, June 30, 2024	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	130,000	$130	5,064,492	$5,064	$-	$81,195,590	$(85,066,735)	$(3,865,451)

The accompanying notes are an integral part of these financial statements.

INTEGRATED VENTURES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,524,357)	$(25,459,967)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,835,225	3,597,345
Stock-based compensation - related party	8,300,000	15,247,500
Loss on exercise of warrants	-	11,000
Loss on disposition of property and equipment	367,404	1,197,522
Impairment of property and equipment	1,101,542	5,574,363
Amortization of debt discount	-	114,564
Realized loss (gain) on sale/purchase of digital assets	-	(29,412)
Change in fair value of digital assets	(327,126)	-
Revenue recognized from Bitcoin mined	(5,863,935)	(3,862,849)
Operating expenses paid with digital assets	70,954	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(242,035)	(4,665)
Equipment deposits	-	(32,513)
Deposits	-	(499,300)
Accounts payable	681,947	237,750
Accrued expenses	81,389	162,131
Due to related party	390,294	318,565
Net cash provided by (used in) operating activities	(4,128,698)	(3,427,966)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of digital assets	5,891,683	3,552,596
Purchase of property and equipment	(1,740)	-
Purchase of digital assets	(1,718,278)	(306,912)
Net cash provided by (used in) investing activities	4,171,665	3,245,684

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party short term advance	(118,150)	-
Repayment of notes payable	(125,000)	(50,000)
Net cash provided by (used in) financing activities	(243,150)	(50,000)

Net increase (decrease) in cash	(200,183)	(232,282)
Cash, cash equivalents, and restricted cash - beginning of period	257,998	490,280
Cash, cash equivalents, and restricted cash - end of period	$57,815	$257,998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$76,657	$50,237
Income taxes	$-	$-
Non-cash investing and financing activities:
Accrued compensation repaid with digital assets	$640,661	$272,037
Accrued preferred stock dividends	$487,871	$1,194,362
Common stock issued for purchase of bitcoin miners	$309,300	$-
Cumulative effect upon adoption of ASU 2023-08	$47,360	$-
Purchase of property and equipment with digital assets	$36,750	$-
Interest on notes payable paid with digital assets	$50,000	$-
Conversion of Series B preferred stock for common stock	$2,000	$1,003
Equipment deposits transferred to property and equipment	$-	$2,387,680
Common stock issued for accrued dividends	$-	$293,639
Deemed dividend for warrant modification	$-	$255,374
Common stock for exercise of warrants	$-	$234
Rounding shares due to reverse split	$-	$4

The accompanying notes are an integral part of these financial statements.

Integrated Ventures, Inc.

Notes to Financial Statements

Years Ended June 30, 2024 and 2023

1. ORGANIZATION

Organization

We were incorporated in the State of Nevada on March 22, 2011 under the name Lightcollar, Inc. In March 2015, we changed our name to EMS Find, Inc. On May 30, 2017, Integrated Ventures, Inc. (“Integrated Ventures”), a Nevada corporation, was formed as a wholly owned subsidiary of the Company.  Pursuant to an Agreement and Plan of Merger dated May 30, 2017, Integrated Ventures was merged into the Company, with the Company being the surviving corporation and changing its name to Integrated Ventures, Inc. In July 2024, the Company formed three wholly-owned subsidiaries, MedWell Direct, LLC (“MedWell Direct”), MedWell Facilities, LLC (“MedWell Facilities”)., and MedWell USA, LLC, all of which were organized in the State of Nevada.

We are a diversified holdings company that develops, acquires, operates, and invests in unique and profitable businesses. Our business focus is acquiring, launching, and operating companies in the digital asset sector, mainly in digital asset mining and sales of branded mining rigs. Subsequent to June 30, 2024, we strategically entered into the rapidly growing health and wellness sector.

On April 21, 2023, the Company effected a 1-for-125 reverse split of the Company’s common shares. The reverse split has been given retroactive effect in the financial statements for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that at times may exceed federally insured limits.  For the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents at June 30, 2024.

Deposits

We contract with service providers for hosting of our data processing equipment and operational support in data centers where the Company’s data processing equipment is deployed. These arrangements typically require advance payments to vendors pursuant to the contractual obligations associated with these services. Additionally, from time to time, our vendors require deposits be paid by us and held by them in the normal course of business. The Company classifies these payments as “Deposits, current” or “Deposits” in the Balance Sheets. As of June 30, 2024 and 2023, such deposits totaled $578,147 and $578,147, respectively. During the year ended June 30, 2024, deposits in the amount of $578,147 were reclassified from long-term assets to current assets, a result of the Company’s intent to no longer use their current service provider for hosting.

Digital Assets

Digital assets are included in current assets in the Balance Sheets due to the Company’s ability to sell bitcoin in a highly liquid marketplace and the sale of bitcoin to fund operating expenses to support operations. The proceeds from the sale of digital assets and the purchase of digital assets are included within investing activities in the accompanying Statement of Cash Flows. Digital Assets awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy. Following the adoption of ASU 2023-08 effective July 1, 2023, the Company measures digital assets at fair value with changes recognized in operating expenses in the Statement of Operations. The Company tracks its cost basis of digital assets by-wallet in accordance with the first-in-first-out (“FIFO”) method of accounting. Refer to NOTE 4. DIGITAL ASSETS, for further information regarding the Company’s impact of the adoption of ASU 2023-08.

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

During the years ended June 30, 2024 and 2023, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $367,404 and $1,197,522, respectively, to loss on disposition of property and equipment.

During the year ended June 30, 2024 and 2023, we impaired mining equipment and recognized impairment expense of $1,101,542 and $5,574,363, respectively.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. During the year ended June 30, 2024 and 2023, we impaired mining equipment and recognized impairment expense of $1,101,542 and $5,574,363, respectively.

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

Our revenues currently consist of digital asset mining revenues recognized in accordance with ASC 606 as discussed above.

To generate revenue from mining bitcoin, the Company has entered into a digital asset mining pool by executing a contract, as amended from time to time, with the mining pool operator to provide computing power to the mining pool. The contract is terminable at any time by either party without penalty and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, we are entitled to a Full-Pay-Per-Share payout of Bitcoin based on a contractual formula, which primarily calculates the hash rate provided by us to the mining pool as a percentage of total network hash rate, and other inputs. We are entitled to consideration even if a block is not successfully placed by the mining pool operator.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with the mining pool operator. The transaction consideration the Company receives is net of a contractually agreed upon “pool fee percentage” charged and kept by the mining pool operator and is noncash, in the form of Bitcoin, which the Company measures at fair value on the date Bitcoin is received. This value is not materially different than the fair value at the moment we meet the performance obligation, which can be recalculated based on the contractual formula. The consideration is variable. The amount of consideration recognized is constrained to the amount of consideration received, which is when it is probable a significant reversal will not occur. There is no significant financing component or risk of a significant revenue reversal in these transactions due to the performance obligations and settlement of the transactions being on a daily basis.

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the consideration of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Changes in assumptions in future periods may require we adjust our valuation allowance, which could materially impact our financial position and results of operations. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on its income tax return, if such a position is more likely than not to be sustained.

Net Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period.  Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in-the-money” stock options and warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock.  Equivalent shares are not utilized when the effect is anti-dilutive.  For the years ended June 30, 2024 and 2023, basic and diluted income per share were the same, as all securities had an antidilutive effect.

The following table presents potentially dilutive securities that were not included in the computation of diluted net income per share as their inclusion would be anti-dilutive.

	2024	2023

Convertible preferred stock	13,233,588	10,233,588

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of June 30, 2024
	Total carrying value	Level 1	Level 2	Level 3
Bitcoin (see NOTE 4)	$1,714,076	$1,714,076	$-	$-

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

As of June 30, 2024 and 2023, the fair values of cash, prepaid expenses and other current assets, accounts payable, and accrued expenses approximated their carrying values because of their short-term nature.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements. The Company elected to early adopt ASU 2023-08 for the year ended June 30, 2024, effective as of July 1, 2023, which had a material impact on the Financial Statements. Refer to Note 4. DIGITAL ASSETS, for further information.

There were no new accounting pronouncements issued or proposed by the FASB during the year ended June 30, 2024 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

Reclassifications

Certain amounts in the financial statements for the year ended June 30, 2023 have been reclassified to conform to the presentation for the year ended June 30, 2024.

 3.  GOING CONCERN

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of June 30, 2024, the Company’s current liabilities exceeded its current assets by $1,083,904 and the Company had an accumulated deficit of $85,066,735. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following table presents the Company’s significant Digital Asset holdings as of June 30, 2024:

	Quantity	Cost Basis	Fair Value
Bitcoin	27.35	$1,824,999	$1,714,076
Total digital assets held as of June 30, 2024		$1,824,999	$1,714,076

The following table presents a roll-forward of total digital assets for the year ended June 30, 2024, based on the fair value model under ASU 2023-08:

Fair Value
Balance as of June 30, 2023	$447,425
Cumulative effect upon adoption of ASU 2023-08	47,360
Revenue recognized from Bitcoin mined (137.07 BTC)	5,863,935
Proceeds from sale of Digital Assets	(5,891,683)
Purchase of Digital Assets	1,718,278
Operating expenses paid with Digital Assets	(70,954)
Amount due to related party paid with Digital Assets	(640,661)
Purchase of property and equipment with Digital Assets	(36,750)
Accrued interest on notes payable paid with Digital Assets	(50,000)
Change in fair value of Digital Assets	327,126
Balance as of June 30, 2024	$1,714,076

Realized gains for the year ended June 30, 2024	118,110

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

The following table presents a roll-forward of digital assets for the year ended June 30, 2023, based on the cost-impairment model under ASC 350:

Fair Value
Balance as of June 30, 2022	$72,885
Revenue recognized from Bitcoin mined (162.71 BTC)	3,862,849
Proceeds from sale of Digital Assets	(3,552,596)
Purchase of Digital Assets	306,912
Amount due to related party paid with Digital Assets	(272,037)
Realized (gain) loss on sale of Digital Assets	29,412
Balance as of June 30, 2023	$447,425

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30:

	2024	2023

Cryptocurrency mining equipment	$6,569,743	$8,668,025
Furniture and equipment	163,035	240,011

Total	6,732,778	8,908,036
Less accumulated depreciation and amortization	(5,389,325)	(3,608,202)

Net	$1,343,453	$5,299,834

Depreciation and amortization expense, for the years ended June 30, 2024 and 2023 was $2,835,225 and $3,597,345, respectively.

During the years ended June 30, 2024 and 2023, we disposed of and wrote off non-serviceable, defective mining equipment and realized a loss on disposal of $367,404 and $1,197,522, respectively. During the years ended June 30, 2024 and 2023, we impaired mining equipment and recognized impairment expense of $1,101,542 and $5,574,363, respectively.

6.  RELATED PARTY TRANSACTIONS

We have one executive officer, Steve Rubakh, who is currently our only full-time employee and sole member of our Board of Directors. The Board of Directors establishes Mr. Rubakh’s annual salary, cash bonuses, and the number of Series B preferred stock to issue Mr. Rubakh as additional compensation.  Effective January 1, 2024, the Board of Directors approved Mr. Rubakh’s annual salary at $250,000, quarterly cash bonus to be $100,000, and canceled the quarterly Preferred B shares issuances.

During the year ended June 30, 2024, Mr. Rubakh’s annual salary was $250,000 ($62,500 quarterly). In addition, $300,000 of bonuses ($100,000 during the six months ended December 31, 2023 and $200,000 during the six months ended June 30, 2024) were approved by the Board of Directors. Last, the Company issued Mr. Rubakh 50,000 shares (during the three months ended September 30, 2023) of Series B convertible preferred stock valued on an “as converted to common” basis at $8,300,000, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

During the year ended June 30, 2023, Mr. Rubakh’s annual salary was $250,000 ($62,500 quarterly). In addition, $200,000 of bonuses ($50,000 quarterly) were approved by the Board of Directors. Last, the Company issued to Mr. Rubakh 200,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $15,247,500, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

Total compensation expense included in general and administrative expenses was $8,850,000 and $15,697,500 for the years ended June 30, 2024 and 2023, respectively.  Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $46,771 and $297,138 as of June 30, 2024 and June 30, 2023, respectively.

In April 2022, Mr. Rubakh advanced $118,150 to a third-party vendor on behalf of the Company. The advance is due on demand, has no interest rate, and is unsecured. Amounts due to related party, consisting of short-term advances from Mr. Rubakh, totaled $0 and $118,150 as of June 30, 2024 and 2023, respectively.

The total amount due to Mr. Rubakh for accrued salary and short-term advances as of June 30, 2024 and 2023 was $46,771 and $415,288, respectively.

During the year ended June 30, 2024, Mr. Rubakh converted 20,000 shares of Series B preferred stock into 2,000,000 shares of common stock in a transaction recorded at the par value of the shares.

During the year ended June 30, 2023, Mr. Rubakh converted 1,002,633 shares of Series B preferred stock into 802,106 shares of common stock in a transaction recorded at the par value of the shares.

On December 15, 2021, the Company and Tioga Holding, LLC, a related party owned 50% by Mr. Rubakh, entered into a Property Lease and Power Purchase Agreement for the use by the Company of facilities located in Tioga, Pennsylvania.  The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.  The term of the agreement is 36 months.  Mining operations at this facility terminated in September 2023 due to the significant increase in power cost by the local utility. During the year ended June 30, 2024 and 2023, the Company incurred power expense of $96,527 and $429,678 from Tioga Holdings, LLC.

7.  NOTES PAYABLE

On June 15, 2022, the Company entered into a Loan Agreement and Promissory Note with BHP Capital NY, Inc. (“BHP”) in the amount of $500,000. The note matured on January 15, 2023, and bares a flat interest charge of $130,000 that shall not be reduced or pro-rated in the event of prepayment. In addition, upon an event of default, the Note bares default interest of 18% per annum. Effective April 1, 2024, the lender agreed to reduce the default interest to 10% per annum. This note is secured by assets and equipment of the Company. As further inducement to enter this note, the Company issued BHP 16,000 shares or restricted common stock. These shares were valued at $123,200 using the closing market price of the Company’s common stock on the date of issuance and were recorded as a debt discount that is being amortized to interest expense over the term of the note. The Company recorded $0 and $114,564 of interest expense for amortization of this debt discount and accrued $81,389 and $162,131 of interest expense during the years ended June 30, 2024 and 2023, respectively. The Company repaid $175,000 ($125,000 via cash and $50,000 via Bitcoin) and $50,000 (via cash) during the year ended June 30, 2024 and 2023, respectively. As of June 30, 2024, this note was in default due to nonpayment before the maturity date.

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

Each share of the Series C preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Starting one month after the issuance of the shares, they were in default due to the Company’s failure to pay the cumulative dividend monthly as required by the agreement. Dividends may be paid in cash or in shares of Series C preferred stock at the discretion of the Company. Effective February 1, 2024, the sole owner of the Series C preferred stock agreed to stop accruing dividends. During the year ended June 30, 2023, the Company settled $293,639 of dividends owed in exchange for 78,304 shares of common stock. The shares of Common Stock were valued based on their value as of the settlement date which was $3.75 per share. As of June 30, 2024 and 2023, the Company accrued Series C preferred stock dividends of $378,206 and $245,088, respectively.

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

As of June 30, 2024 and 2023, 1,125 shares of Series C preferred stock were issued and outstanding and recorded at stated value as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

Each share of the Series D preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Starting one month after the issuance of the shares, they were in default due to the Company’s failure to pay the cumulative dividend monthly as required by the agreement. Dividends may be paid in cash or in shares of Series D preferred stock at the discretion of the Company. Effective February 1, 2024, the sole owner of the Series D preferred stock agreed to stop accruing dividends. As of June 30, 2024 and 2023, the Company accrued Series D preferred stock dividends of $1,754,875 and $1,400,122, respectively.

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

As of June 30, 2024 and 2023, 3,000 shares of Series D preferred stock were issued and outstanding and recorded as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of June 30, 2024 and 2023, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

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

During the year ended June 30, 2024, in accordance with the Conversion Ratio of the Series B preferred stock, Mr. Rubakh converted 20,000 shares of Series B preferred stock into 2,000,000 shares of common stock in a transaction recorded at the par value of the shares.

During the year ended June 30, 2023, in accordance with the Conversion Ratio of the Series B preferred stock, Mr. Rubakh converted 1,002,633 shares of Series B preferred stock into 802,106 (100,263,300 pre reverse split) shares of common stock in a transaction recorded at the par value of the shares.

For services provided during the year ended June 30, 2024, the Company issued to Mr. Rubakh 50,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $8,300,000, using the closing market price of the Company’s common stock. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

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

The Company had 130,000 and 100,000 shares issued and outstanding as of June 30, 2024 and 2023, respectively.

Common Stock

As of June 30, 2024, we were authorized to issue up to 300,000,000 shares of common stock with a par value of $0.001.

The Company had 5,064,492 and 2,864,492 common shares issued and outstanding as of June 30, 2024 and 2023, respectively.

During the year ended June 30, 2024, the Company issued a total of 2,200,000 shares of its common stock: 2,000,000 in conversion of Series B preferred stock recorded at par value of $2,000 and 200,000 shares for the purchase of bitcoin miners recorded at the fair value of the shares or $309,300.

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

On January 19, 2023, the Company and the Purchaser entered into a letter agreement whereby the Company agreed to amend the terms of such Purchaser’s Warrants to purchase up to 88,000 shares, effective as of August 30, 2022. The amendment reduced the exercise price thereof to $0.125, subject to adjustment therein, and waived the “exploding feature” of the Anti-Dilution Provision in the Warrant that would otherwise have effected an increase in the number of warrant shares as a result of an exercise price reduction so as to result in the same aggregate value of the warrant shares multiplied by the exercise price.

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

On September 13, 2022, the Company and one of the Purchasers entered into a letter agreement (the “September 13 Amendment Agreement”) whereby the Company agreed to amend the terms of such Purchaser’s Warrants to purchase up to 120 thousand shares, effective as of June 29, 2022. The amendment reduced the exercise price thereof to $0.125, subject to adjustment therein, and waived the “exploding feature” of the Anti-Dilution Provision in the Warrant that would otherwise have effected an increase in the number of warrant shares as a result of an exercise price reduction so as to result in the same aggregate value of the warrant shares multiplied by the exercise price. Additionally, other than an Exempt Issuance, as defined in the Warrants, from the date hereof until 90 days after the date hereof, neither the Company nor any subsidiary of the Company may issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents (as defined in the Warrants).

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

There were no warrants outstanding as of June 30, 2024 and 2023.

11. IMPACTS OF ADOPTION OF ASU 2023-08 ON QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present a summary of the impacts of the adoption of ASU 2023-08, effective July 1, 2023, on the Company’s interim Condensed Statements of Operations for the three months ended September 30, 2023 and the three and six months ended December 31, 2023 (all amounts are unaudited). The Company’s interim Condensed Statements of Operations for the three and nine months ended March 31, 2024 included in the Company’s Form 10-Q filed on May 15, 2024 reflected the adoption of ASU 2023-08.

	For the three months ended September 30, 2023
Statements of Operations	As previously reported	Effects of adoption	As adjusted
Total Revenue	1,059,064	-	1,059,064
Realized gain (loss) on sale of digital assets	(20,455)	15,625	(4,830)
Change in fair value of digital assets	-	(60,325)	(60,325)
Operating income (loss)	(8,991,692)	(44,700)	(9,036,392)
Net income (loss)	(9,035,177)	(44,700)	(9,079,877)
Net income (loss) attributable to shareholders	(9,242,974)	(44,700)	(9,287,674)
Basic and diluted net income (loss) per share	(2.79)	(0.01)	(2.80)
Basic and diluted weighted average number of shares outstanding	3,308,818	-	3,308,818

	For the three months ended December 31, 2023
Statements of Operations	As previously reported	Effects of adoption	As adjusted
Total Revenue	1,728,108	-	1,728,108
Realized gain (loss) on sale of digital assets	183,146	(180,965)	2,181
Change in fair value of digital assets	-	175,741	175,741
Operating income (loss)	(513,602)	(5,224)	(518,826)
Net income (loss)	(354,340)	(5,224)	(359,564)
Net income (loss) attributable to shareholders	(562,137)	(5,224)	(567,361)
Basic and diluted net income (loss) per share	(0.13)	(0.00)	(0.13)
Basic and diluted weighted average number of shares outstanding	4,228,742	-	4,228,742

	For the six months ended December 31, 2023
Statements of Operations	As previously reported	Effects of adoption	As adjusted
Total Revenue	2,787,172	-	2,787,172
Realized gain (loss) on sale of digital assets	162,691	(165,340)	(2,649)
Change in fair value of digital assets	-	115,416	115,416
Operating income (loss)	(9,505,294)	(49,924)	(9,555,218)
Net income (loss)	(9,389,517)	(49,924)	(9,439,441)
Net income (loss) attributable to shareholders	(9,805,111)	(49,924)	(9,855,035)
Basic and diluted net income (loss) per share	(2.60)	(0.01)	(2.61)
Basic and diluted weighted average number of shares outstanding	3,768,780	-	3,768,780

12. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

13. INCOME TAXES

For the years ended June 30, 2024 and 2023, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of June 30, 2024, the Company has net operating loss carry forwards of approximately $14.8 million that can be carried forward indefinitely. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s income tax expense (benefit) differs from the “expected” tax expense (benefit) for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to income (loss) before income taxes), as follows:

	Years Ended June 30,
	2024	2023

Tax benefit at the statutory rate	$(2,385,012)	$(5,346,593)
State income taxes, net of federal income tax benefit	412,104	213,839
Non-deductible items	2,572,289	4,902,074
Non-taxable items	-	-
Change in valuation allowance	(599,381)	230,680

Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2020 through 2024 remain open to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax asset at June 30, 2024 and 2023, respectively, are as follows:

	June 30,
	2024	2023

Net operating loss carryforward	$3,108,883	$1,570,417
Accumulated depreciation	(329,900)	(1,112,965)
Less valuation allowance	(2,778,983)	(457,452)

Net	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets as of June 30, 2024 and 2023 were fully offset by a 100% valuation allowance.

14.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

Acquisition of Healthy Lifestyle

On August 29, 2024, the Company, through MedWell Direct, a wholly-owned subsidiary of the Company, consummated its acquisition of 51% of the membership interests (the “Membership Interests”) of Healthy Lifestyle USA LLC, a Florida limited liability company (“Healthy Lifestyle”), pursuant to execution and delivery of that certain membership interest purchase agreement, dated as of August 14, 2024 (the “Purchase Agreement”), between MedWell Direct, Healthy Lifestyle, and the members (the “Selling Members”) of Healthy Lifestyle.

The purchase price for the Membership Interests was $350,000, consisting of $250,000 in cash and 97,088 shares of the Company’s common stock (the “Purchase Shares”) with a market value of $100,000. The number of Purchased Shares was based on the $1.03 closing price of the Company’s common stock on the OTCQB marketplace on August 28, 2024, the date immediately preceding the closing date. The Selling Members are also entitled to a potential post-closing earn-out payment based on Healthy Lifestyle’s financial performance.

Pursuant to the Purchase Agreement, MedWell Direct shall facilitate (i) an operating loan for Healthy Lifestyle in the aggregate amount of $182,000 for working capital and (ii) an advertising credit line for Healthy Lifestyle up to $300,000 on commercially reasonable terms for advertising expenses.

Promissory Note

Effective August 27, 2024, Healthy Lifestyle made a promissory note in favor of MedWell Direct (the “Note”) in the principal amount of $182,000, for working capital purposes, with such principal to be issued as follows: (i) $42,000 on the effective date of the Note; (ii) $60,000 15 days after such effective date of the Note and (iii)$80,000 45 days after such effective date of the Note. The Note shall not bear any interest, and the repayment of the principal amount is due on or before the six-month anniversary of the Note.

Line of Credit to Healthy Lifestyle

On August 27, 2024, MedWell Direct entered into a line of credit agreement (the “Line of Credit Agreement”) with Healthy Lifestyle whereby MedWell Direct agreed to loan Healthy Lifestyle $100,000 to be used exclusively for pay-per-click advertising (“PPC”). Pursuant to the Line of Credit Agreement, if Healthy Lifestyle repays the $100,000 loan amount and achieves a certain cost to acquire a customer (“CPA”) of $225 (not including marketing admin fees/commissions), MedWell Direct shall lend Healthy Lifestyle $200,000 to be used exclusively for PPC, and if Healthy Lifestyle repays the $200,000 loan amount and achieves a CPA of $225, MedWell Direct shall lend Healthy Lifestyle $300,000 to be used exclusively for PPC. Such $100,000 initial funding was made on August 27, 2024.

The principal amount of the loan bears interest at 0.00% per annum. The principal amount of the loan shall be due and payable in full on or before the six (6) month anniversary of August 26, 2024.

Lease and Sublease

On August 1, 2024, MedWell Facilities, a wholly owned subsidiary of the Company, entered a lease for clinical space located in Voorhees, New Jersey with a third party (the “Landlord”). The initial term of the lease is one year and the fixed rent is $2,000 per month. The Company has the right to extend the term for four additional one-year periods by providing written notice to the Landlord at least 60 days prior to the expiration of the current term. The fixed rent for the extension periods is $2,250 per month for the second year, $2,500 per month for the third year, $2,750 per month for the fourth year, and $3,000 per month for the fifth year.

On August 1, 2024, MedWell Facilities (the “Sublandlord”) agreed to sublease the clinical space located in Voorhees, New Jersey to a third party (the “Subtenant”). The initial term of the lease is one year and the fixed rent is $7,500 per month. The Subtenant has the right to extend the term for four additional one-year periods by providing notice to the Sublandlord at least 90 days prior to the expiration date of the current term. During each extension term, the rent increases by 3% from that of the initial term or previous extension term, as applicable.

Future Common Stock Issuance

In consideration for certain legal services performed amounting to at least $91,568 and upon Form S-8, to register such shares, having been declared effective, the Company agreed to issue 150,000 shares of common stock.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of June 30, 2024, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

27

2.

As of June 30, 2024, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of June 30, 2024, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2024, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Corrective Action

Management plans to address the structure of the Board of Directors and discuss adding an audit committee during the fiscal year ending June 30, 2025.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and positions of our current executive officers and directors.

Name and Address	Age	Position(s) Held

Steve Rubakh	61	President, CEO, CFO, Secretary, and Director

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

Other Information about our Board of Directors

During our fiscal year ended June 30, 2024, our Board of Directors acted by written consent 6 times.

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

Section 16(a) Compliance by Officers and Directors

Based solely upon a review of Mr. Steve Rubakh, our CEO, we believe that we did not need to, and we did not file any Forms 3, 4 or 5 during the fiscal year ended June 30, 2024.

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

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities, including that of director, during the fiscal years ended June 30, 2024 and 2023 awarded to, earned by or paid to our executive officer.

Name and Principal Position	Year	Salary (2) ($)	Bonus (2) ($)	Stock Awards (3) ($)	Option and Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Steve Rubakh	2024	250,000	300,000	8,300,000	-	-	-	-	8,850,000
Chief Executive Officer, Chief Financial Officer and Director(1)	2023	250,000	200,000	15,247,500	-	-	-	-	15,697,500

(1)	Mr. Rubakh was appointed as CEO, CFO and Director on April 1, 2015.

(2)

The Board of Directors of the Company set the annual compensation for Steve Rubakh to include annual salary of $150,000 per year through March 31, 2021 and $250,000 effective April 1, 2021. In addition, the Board of Directors approved a bonus of $50,000 per quarter beginning the quarter ended June 30, 2021 and $100,000 per quarter beginning the quarter ended March 31, 2024.

(3)

For the years ended June 30, 2024 and 2023, the Board of Directors authorized the issuance of 50,000 and 200,000 shares of Series B preferred stock, respectively, as part of Mr. Rubakh’s compensation package. The Series B preferred stock is convertible into 100 shares of common stock and is valued for financial reporting purposes on an “as converted to common” basis, using the closing market price of the Company’s common stock on the issuance date.

Accrued compensation payable to Steve Rubakh as of June 30, 2024 and 2023 was $46,771 and $297,138, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock, Series A Preferred Stock and Series B preferred stock as of September 30, 2024, for:

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

	Name of	Amount and Nature of		Percent of	Total Voting
Title of Class	Beneficial Owners	Ownership(1)		Class(2)	Shares

Common stock, $0.001 par value	Steve Rubakh(3) 18385 Route 287 Tioga, PA 16946	2,862,201	(3)	56.52%	2,862,201	(3)

Series A preferred stock, $0.001 par value	Steve Rubakh(3)(4)	500,000		100%	500,000,000

Series B preferred stock, $0.001 par value	Steve Rubakh(3)(5)	130,000		100%	13,000,000

Series C preferred stock, $0.001 par value	BHP Capital NY, Inc. (6)	1,125		100%	132

Series D preferred stock, $0.001 par value	BHP Capital NY, Inc. (6)	3,000		100%	80

Total voting shares	Steve Rubakh				515,862,201

All officers and directors (one person)					515,862,201

Percentage of voting shares					99.57%

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

(2)	As of September 20, 2024, a total of 5,064,492 shares of the Company’s common stock are outstanding.

(3)

Mr. Rubakh owns 2,859,797 shares of common stock directly and has voting control over 2,404 shares held by Stanislav Rubakh and Kim Rubakh, and, as a result, has voting control over 2,862,201 shares of common stock. Mr. Rubakh holds 130,000 shares of Series B Convertible Preferred Stock directly, convertible into 13,000,000 shares of common stock and representing 13,000,000 total voting shares. Mr. Rubakh also owns all of the outstanding 500,000 shares of the super-voting Series A Preferred stock representing 50,000,000 voting shares.

(4)	The Series A preferred stock is not convertible into common stock but is representative of 50,000,000 shares of common stock solely for voting purposes.

(5)

As of September 20, 2024, a total of 130,000 shares of the Company’s Series B preferred stock are outstanding. The Series B preferred stock is convertible into 13,000,000 shares of common stock, and the holder has the right to vote, together with holders of Common Stock, on an as “converted basis.”

(6)

As of September 20, 2024, a total of 1,125 Series C preferred stock and 3,000 Series D preferred stock are outstanding. The Series C preferred stock is convertible into 132 shares of common stock, and the holder has the right to vote, together with holders of Common Stock, on an as “converted basis,” and the Series D preferred stock is convertible into 80 shares of common stock, and the holder has the right to vote, together with holders of Common Stock, on an as “converted basis.” The natural person with voting power on behalf of BHP Capital NY Inc. is Bryan Pantofel.

Applicable percentage ownership in the preceding table is based on approximately 5,161,580 shares of common stock outstanding as of September 20, 2024 plus, for everyone, any securities that individual has the right to acquire within 60 days of September 20, 2024. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

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

The Board of Directors of the Company set the current annual compensation for Steve Rubakh to include annual salary of $250,000 per year effective April 1, 2021. Total compensation expense included in general and administrative expenses was $550,000 and $450,000 for the years ended June 30, 2024 and 2023, respectively. Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $46,771 and $297,138 as of June 30, 2024 and 2023, respectively.

During the year ended June 30, 2024, the Company issued to Mr. Rubakh 50,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $8,300,000, using the closing market price of the Company’s common stock on that date. During the year ended June 30, 2023, the Company issued to Mr. Rubakh 200,000 shares of Series B convertible preferred stock valued on an “as converted to common” basis at $15,247,300, using the closing market price of the Company’s common stock on that date. Each share of Series B preferred stock is convertible into 100 shares of the Company’s common stock. This non-cash, related party stock-based compensation is included in operating expenses in the accompanying statements of operations.

Director Independence

We currently have no independent directors as that term is defined in Rule 4200 of Nasdaq’s listing standards.

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the years ended June 30, 2024 and 2023, the aggregate fees billed by M&K CPAS PLLC for professional services rendered for the audit (including quarterly reviews) of our annual financial statements included in our annual report on Form 10-K were $70,000 and $57,000, respectively.

Audit fees consist of amounts billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement.

Audit-Related Fees

For the years ended June 30, 2024 and 2023, we were not billed for any audit-related fees.  Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees.”

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

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report: The list of financial statements required by this Item is set forth in Item 8.

(b)	Exhibits: See the list of Exhibits in the Exhibits Index to this Annual Report as follows, which are incorporated herein by reference.

Item 16. Form 10-K Summary.

Not Applicable.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Description of Exhibit

3.1	Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 2 to Company’s Registration Statement on Form S-1, filed with the SEC on June 7, 2011]

3.2	Bylaws of the Company [Incorporated by reference to Exhibit 3 to Company’s Registration Statement on Form S-1, filed with the SEC on June 7, 2011]

3.1(a)	Certificate of Amendment, filed December 1, 2014 [Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on December 8, 2015]

3.1(b)

Certificate of Designations of the Company’s Series A Preferred Stock, filed March 12, 2015 [Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2015]

3.2(a)	Amendment to Exhibit A to the Company’s By-Laws, effective August 12, 2015 [Incorporated by reference to Exhibit 3.2(a) to our Current Report on Form 8-K, filed with the SEC on August 12, 2015]

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

Articles of Merger for the merger of the Company’s wholly-owned subsidiary, Interactive Ventures, Inc., into the Company, filed with the Secretary of State of Nevada on June 14, 2017 [Incorporated by reference to Exhibit 3.1(f) to our Current Report on Form 8-K, filed with the SEC on June 19, 2017]

3.1(h)

Certificate of Amendment, filed with the Secretary of State of Nevada on March 15, 2019 [Incorporated by reference to Exhibit 3.1(h) to our Annual Report on Form 10-K, filed with the SEC on September 30, 2019]

3.1(i)

Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock filed January 20, 2021, as amended January 21, 2021 [Incorporated by reference to Exhibit 3.1(j) to our Current Report on Form 8-K/A, filed with the SEC on January 29, 2021]

3.1(j)

Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock filed February 19 [Incorporated by reference to Exhibit 3.1(k) to our Current Report on Form 8-K filed with the SEC on February 25, 2021]

3.1(k)	Certificate of Change [Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on April 21, 2023]

3.1(l)	Certificate of Correction to the Certificate of Change [Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on April 21, 2023]

4.1

Form of Warrant in connection with Securities Purchase Agreement, dated as of March 30, 2021, by and between the Company and the Purchasers [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 2, 2021]

4.2	Form of Loan Agreement and Promissory Note [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 6, 2022]

4.3	Form of September 13 Amendment Agreement [Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on September 16, 2022]

4.4	Form of September 15 Amendment Agreement [Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on September 16, 2022]

4.5	Promissory Note issued by Medwell Direct LLC to Healthy Lifestyle USA LLC [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2024]

4.6	Line of Credit Agreement between MedWell Direct, LLC and Healthy Lifestyle USA LLC [Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on September 3, 2024]

10.1

Amendment dated November 16, 2020 to Securities Purchase Agreement, dated August 4, 2020, between the Company and Eagle Equities, LLC, and to Convertible Redeemable Note due February 4, 2020 issued August 4, 2020 to Eagle Equities, LLC [Incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K, filed with the SEC on November 18, 2020]

10.2

Securities Purchase Agreement, dated as of August 4, 2020, between the Company and Eagle Equities, LLC [Incorporated by reference to Exhibit 10.33 to our Current Report on Form 8-K, filed with the SEC on August 10, 2020]

10.3

Form of Convertible Redeemable Note due February 4, 2020 issued August 4, 2020 to Eagle Equities, LLC [Incorporated by reference to Exhibit 10.34 to our Current Report on Form 8-K, filed with the SEC on August 10, 2020]

35

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

10.12

Property Lease and Power Purchase Agreement, dated as of December 15, 2021, between the Company and Tioga Holding, LLC [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on February 11, 2022]

10.13	Form of Security Agreement [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 6, 2022]

10.14

Membership Interest Purchase Agreement between MedWell Direct, LLC, Healthy Lifestyle USA LLC, and the Selling Members [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2024]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer, filed herewith

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer, filed herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

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

INTEGRATED VENTURES, INC.

/s/ Steve Rubakh	September 30, 2024
Steve Rubakh, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steve Rubakh	September 30, 2024
Steve Rubakh, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	Date

