Form 10-Q
period 2024-09-30
INTEGRATED VENTURES, INC.
filed 2024-11-15
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-55681

INTEGRATED VENTURES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	82-1725385
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

412 East Madison Street, Suite 1122, Tampa, FLorida 33602

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐.

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

As of November 13, 2024, the registrant had 5,161,580 shares of its common stock, $0.001 par value, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

INTEGRATED VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2024	2024
	(Unaudited)

ASSETS
Current assets:
Cash	$749,745	$57,815
Receivables	1,675	-
Digital Assets	172,992	1,714,076
Prepaid expenses and other current assets	260,918	249,200
Deposits, Current	578,147	578,147
Total current assets	1,763,477	2,599,238

Other assets:
Goodwill	670,329	-
Property and equipment, net	761,333	1,343,453
Intangible assets, net	129,052	-
Operating lease right-of-use assets	113,286	-
Total other assets	1,674,000	1,343,453

TOTAL ASSETS	$3,437,477	$3,942,691

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$976,985	$975,658
Accrued expenses	40,410	27,632
Accrued preferred stock dividends	2,133,081	2,133,081
Operating lease liability, current	16,500	-
Due to related party	72,184	46,771
Notes payable in default, net of debt discount	500,000	500,000
Total current liabilities	3,739,160	3,683,142
Long Term Liabilities
Sub-lease security deposit	7,500	-
Operating lease liability, longterm	89,786	-
Total Liabilities	3,836,446	3,683,142

Mezzanine:
Series C preferred stock, $0.01 par value, 3,000 shares authorized, 1,125 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively.	1,125,000	1,125,000
Series D preferred stock, $0.01 par value, 4,000 shares authorized, 3,000 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively.	3,000,000	3,000,000

Commitments and contingencies	-	-

Stockholders' equity:
Series A preferred stock, $0.001 par value, (1,000,000 shares authorized, 500,000 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively)	500	500
Series B preferred stock, $0.001 par value, 1,000,000 shares authorized, 130,000 and 130,000 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively)	130	130
Common stock payable	148,455	-
Common stock, $0.001 par value; (750,000,000 shares authorized; 5,161,580 and 5,064,492 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively)	5,161	5,064
Additional paid in capital	81,295,493	81,195,590
Accumulated deficit	(86,282,782)	(85,066,735)
Total Stockholders' equity of Integrated Ventures, Inc. and Subsidiaries	(4,833,043)	(3,865,451)
Noncontrolling interest	309,074	-
Total stockholders' deficit	(4,523,969)	(3,865,451)

Total liabilities, mezzanine and stockholders' deficit	$3,437,477	$3,942,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2024	2023

Revenue:
Digital asset mining	$-	$1,059,064
Online sales, net	1,148	-
Total revenue	1,148	1,059,064

Costs and expenses:
Cost of revenues - energy, hosting, and other	-	839,811
Cost of revenues - online products	388	-
General and administrative	335,214	8,489,017
Depreciation and amortization	483,700	733,564
Change in fair value of digital assets	(19,538)	60,325
Realized (gain) loss on sale/purchase of digital assets	271,276	(6,806)
Impairment of property and equipment	103,410	-
Total operating expenses	1,174,450	10,115,911

Income (loss) from operations	(1,173,302)	(9,056,847)

Other income (expense):
Interest expense	(13,060)	(23,030)
Loss on settlement of payables	(56,887)	-
Total other income (expense)	(69,947)	(23,030)

Income (loss) before income taxes	(1,243,249)	(9,079,877)
Provision for income taxes	-	-

Net income (loss)	(1,243,249)	(9,079,877)
Net income (loss) attributable to noncontrolling interest	27,202	-
Net income (loss) attributable to Integrted Ventures, Inc.	(1,216,047)	(9,079,877)

Dividends on Preferred Stock	-	(207,797)

Net income (loss) attributable to shareholders	$(1,216,047)	$(9,287,674)

Net income (loss) per common share attributable to shareholders, basic and diluted	$(0.24)	$(2.81)

Weighted average number of common shares outstanding, basic and diluted	5,077,156	3,308,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Series C		Series D		Series A		Series B		Common			Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Capital	Deficit	Interest	Total
Balance, June 30, 2023	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	100,000	$100	$-	2,864,492	$2,864	$72,588,520	$(73,101,867)	$-	$(509,883)
Cummulative effect adjustment upon adoption of ASU 2023-08	-	-	-	-	-	-	-	-	-	-	-	-	47,360	-	47,360
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(11,355)	(11)	-	1,135,500	1,136	(1,125)	-	-	-
Issuance of Series B preferred stock for related party compensation	-	-	-	-	-	-	50,000	50	-	-	-	8,299,950	-	-	8,300,000
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(207,797)	-	(207,797)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(9,079,877)	-	(9,079,877)
Balance, September 30, 2023	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	138,645	$139	$-	3,999,992	$4,000	$80,887,345	$(82,342,181)	$-	$(1,450,197)

Balance, June 30, 2024	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	130,000	$130	$-	5,064,492	$5,064	$81,195,590	$(85,066,735)	$-	$(3,865,451)
Common stock issued for investment in Healthy Lifestyle USA LLC	-	-	-	-	-	-	-	-	-	97,088	97	99,903	-	-	100,000
Recognition of noncontrolling interest in acquisition	-	-	-	-	-	-	-	-	-	-	-	-	-	336,276	336,276
Common stock payable in exchange for settlement of liabilities	-	-	-	-	-	-	-	-	148,455	-	-	-	-	-	148,455
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,216,047)	(27,202)	(1,243,249)
Balance, September 30, 2024	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	130,000	$130	$148,455	5,161,580	$5,161	$81,295,493	$(86,282,782)	$309,074	$(4,523,969)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,243,249)	$(9,079,877)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	483,700	733,564
Impairment of property and equipment	103,410	-
Stock-based compensation - related party	-	8,300,000
Realized loss (gain) on sale of digital currencies	271,276	(6,806)
Loss on settlement of payables	56,887	-
Lease cost, net of repayment	(7,000)	-
Change in fair value of digital assets	(19,538)	60,325
Operating cost paid with digital assets	-	12,814
Revenue recognized from Bitcoin mined	-	(1,059,064)
Changes in operating assets and liabilities:
Receivables	1,200	-
Prepaid expenses and other current assets	(3,928)	(3,765)
Accounts payable	74,166	44,525
Accrued expenses	12,778	23,000
Due to related party	25,413	40,997
Net cash provided by (used in) operating activities	(244,885)	(934,287)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition of Healthy Lifestyle USA LLC	4,711	-
Purchase of 51% interest in Healthy Lifestyle USA LLC	(250,000)	-
Net proceeds from the sale of digital assets	2,449,448	780,991
Purchase of property and equipment	(2,242)	-
Purchase of intangible assets	(112,500)	-
Cash deposit received from subtenant	7,500	-
Purchase of digital assets	(1,160,102)	-
Net cash provided by (used in) investing activities	936,815	780,991

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party advance	-	(47,030)
Net cash provided by (used in) financing activities	-	(47,030)

Net increase (decrease) in cash	691,930	(200,326)
Cash, cash equivalents, and restricted cash - beginning of period	57,815	257,998
Cash, cash equivalents, and restricted cash - end of period	$749,745	$57,672

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Common Stock issued for purchase of 51% interest in Healthy Lifestyle USA LLC	$100,000	$-
Common stock payable in exchange for settlement of liabilities	$148,455	$-
Recognition of lease liability and ROU asset at lease commencement	$116,536	$-
Accrued preferred stock dividends	$-	$207,797
Cumulative effect upon adoption of ASU 2023-08	$-	$47,360
Conversion of Series B preferred stock for common stock	$-	$1,136
Purchase of property and equipment with digital currencies	$-	$36,750
Payment of amounts due to related party with digital currencies	$-	$189,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Ventures, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended September 30, 2024

(Unaudited)

1.  ORGANIZATION BASIS OF PRESENTATION

Organization

We were incorporated in the State of Nevada on March 22, 2011 under the name Lightcollar, Inc. In March 2015, we changed our name to EMS Find, Inc. On May 30, 2017, Integrated Ventures, Inc. (“Integrated Ventures”), a Nevada corporation, was formed as a wholly owned subsidiary of the Company.  Pursuant to an Agreement and Plan of Merger dated May 30, 2017, Integrated Ventures was merged into the Company, with the Company being the surviving corporation and changing its name to Integrated Ventures, Inc. In July 2024, the Company formed three wholly-owned subsidiaries, MedWell Direct, LLC (“MedWell Direct”), MedWell Facilities, LLC (“MedWell Facilities”), and MedWell USA, LLC (“MedWell USA”), all of which were organized in the State of Nevada.

On August 29, 2024, the Company, through MedWell Direct, consummated its acquisition of 51% of the membership interests of Healthy Lifestyle USA LLC, a Florida limited liability company (“Healthy Lifestyle”).

We are a diversified holdings company that develops, acquires, operates, and invests in unique and profitable businesses. Our business focus is acquiring, launching, and operating companies in the digital asset sector, mainly in digital asset mining and sales of branded mining rigs. Subsequent to June 30, 2024, we strategically entered into the rapidly growing health and wellness sector.

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended September 30, 2024 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2025. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2024 filed on September 30, 2024 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are disclosed in Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 filed on September 30, 2024. The following summary of significant accounting policies of the Company is presented to assist in understanding the Company’s interim financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, MedWell Direct, MedWell Facilities, Medwell USA, and Healthy Lifestyle. The Company owns 51% of Healthy Lifestyle, which has been included in the consolidated financial statements and the Company has recorded a noncontrolling interest for the 49% interest that they do not own.

All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that at times may exceed federally insured limits. For the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents at September 30, 2024.

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

During the three months ended September 30, 2024 and 2023, we impaired mining equipment and recognized impairment expense of $103,410 and $0, respectively.

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

Intangible Assets

The Company accounts for its intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-30, General Intangibles Other Than Goodwill. ASC Subtopic 350-30, which requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Under ASC Subtopic 350-30 any intangible asset with a useful life is required to be amortized over that life and the useful life is to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs to renew or extend the term of intangible assets are recognized as an expense when incurred.

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. During the three months ended September 30, 2024 and 2023, we impaired mining equipment and recognized impairment expense of $103,410 and $0, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of $670 thousand was acquired in fiscal year 2025. No goodwill impairment was recorded during the three months ended September 30, 2024 and 2023.

Leases

The Company follows the provisions of ASC 842, and records right-of-use (“ROU”) assets and lease obligations for its operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. If the rate implicit in the Company's leases is not readily determinable, the Company's applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments.

The lease term is defined as the non-cancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company has elected not to recognize ROU asset and lease obligations for its short-term leases, which are defined as leases with an initial term of 12 months or less.

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

Revenue Recognition

The following table presents the Company’s revenue by revenue source:

	Three Months Ended September 30,
	2024	2023
Digital asset mining	$-	$1,059,064
Online sales, net	1,148	-
	$1,148	$1,059,064

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

Digital Asset Mining

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

Online Sales

The Company’s online sales consist of sales of health and wellness products and services through the Company’s websites, including prescription drugs. In contracts that contain prescription products issued as the result of a consultation, revenue also includes medical consultation services and post-consultation service support provided by Affiliated Medical Groups (defined below). The Company defines its customer as an individual who purchases products or services through its websites. The transaction price in the Company’s contracts with customers is the total amount of consideration to which the Company expects to be entitled in exchange for transferring products or services to the customer.

The Company’s contracts that contain prescription products issued as the result of a consultation primarily include the following performance obligations: access to (i) products, as well as medication adjustments, as applicable, and (ii) consultation services, as well as post-consultation service support, as applicable. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product to the customer and, in contracts that contain services, by the provision of consultation services to the customer. The Company satisfies its performance obligation for products at a point in time, which is upon delivery of the products to a third-party carrier. The Company satisfies its performance obligation for consultation services typically within one day and for post-consultation service support over the contract term. The customer obtains control of the products and services upon the Company’s completion of its performance obligations.

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on market and cost plus estimates. For each of the three months ended September 30, 2024, service revenue represented less than 10% of consolidated revenues.

To fulfill its promise to customers for contracts that include professional medical consultations, the Company maintains relationships with various “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services. The Company accounts for service revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company determines which Affiliated Medical Group and Provider provides the consultation to the customer; (ii) the Company is primarily responsible for the satisfactory fulfillment and acceptability of the services; (iii) the Company incurs costs for consultation services even for visits that do not result in a prescription and the sale of products; and (iv) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

Additionally, to fulfill its promise to customers for contracts that include sale of prescription products, the Company maintains relationships with certain third-party pharmacies (“Partner Pharmacies” or individually, a “Partner Pharmacy”). The Company accounts for prescription product revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company has sole discretion in determining which pharmacy fills a customer’s prescription; (ii) the pharmacies fill the prescription based on fulfillment instructions provided by the Company; (iii) the Company is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) the Company is responsible for refunds of the prescription medication after transfer of control to the customer; and (v) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

Payment for prescription medication is typically collected from the customer a few days in advance of product shipment in accordance with contract terms. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied.

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

	Three Months Ended September 30,
	2024	2023
Weighted average convertible preferred stock	13,233,588	10,713,188
Weighted average common stock payable	6,522	-

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of September 30, 2024
	Total carrying value	Level 1	Level 2	Level 3
Bitcoin (see NOTE 4)	$172,992	$172,992	$-	$-

	Fair value measured as of June 30, 2024
	Total carrying value	Level 1	Level 2	Level 3
Bitcoin (see NOTE 4)	$1,714,076	$1,714,076	$-	$-

Assets and liabilities not measured at fair value on a recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, property and equipment, intangible assets, and operating lease right-of-use assets are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.

As of September 30, 2024 and June 30, 2024, the fair values of cash, prepaid expenses and other current assets, accounts payable, and accrued expenses approximated their carrying values because of their short-term nature.

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

3. GOING CONCERN

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of September 30, 2024, the Company’s current liabilities exceeded its current assets by $1,975,683 and the Company had an accumulated deficit of $86,282,782. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

4. DIGITAL ASSETS

Adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets

Effective July 1, 2023, the Company adopted ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in the Statement of Operations each reporting period. The Company’s digital assets are within the scope of ASU 2023-08 and the transition guidance required a cumulative-effect adjustment as of the beginning of the fiscal year of adoption for any difference between the carrying amount of the Company’s digital assets and fair value. As a result of the Company’s adoption of ASU 2023-08, the Company recorded a $47,360 increase to digital assets and a $47,360 decrease to accumulated deficit on the Balance Sheets as of the beginning of the fiscal year ended June 30, 2024.

The following table presents the Company’s significant Digital Asset holdings as of September 30, 2024 and June 30, 2023, respectively:

	Quantity	Cost Basis	Fair Value
Bitcoin	3.01	$153,454	$172,992
Total digital assets held as of September 30, 2024		$153,454	$172,992

	Quantity	Cost Basis	Fair Value
Bitcoin	27.35	$1,824,999	$1,714,076
Total digital assets held as of June 30, 2024		$1,824,999	$1,714,076

The following table presents a roll-forward of total digital assets for the three months ended September 30, 2024, based on the fair value model under ASU 2023-08:

Fair Value
Balance as of June 30, 2024	$1,714,076
Proceeds from sale of Digital Assets	(2,449,448)
Purchase of Digital Assets	1,160,102
Realized gain (loss) on sale/purchase of digital assets	(271,276)
Change in fair value of Digital Assets	19,538
Balance as of September 30, 2024	$172,992

Fair Value
Balance as of June 30, 2023	$447,425
Cumulative effect upon adoption of ASU 2023-08	47,360
Revenue recognized from Bitcoin mined (37.12 BTC)	1,059,064
Operating cost paid with digital assets	(12,814)
Amount due to related party paid with Digital Assets	(189,185)
Purchase of property and equipment with Digital Assets	(36,750)
Proceeds from sale of Digital Assets	(780,991)
Realized gain (loss) on sale/purchase of digital assets	6,806
Change in fair value of Digital Assets	(60,325)
Balance as of September 30, 2023	$480,590

5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2024	June 30, 2024

Cryptocurrency mining equipment	$6,466,333	$6,569,743
Furniture and equipment	165,277	163,035

Total	6,631,610	6,732,778
Less accumulated depreciation and amortization	(5,870,277)	(5,389,325)

Net	$761,333	$1,343,453

Depreciation expense for the three months ended September 30, 2024 and 2023 was $480,952 and $733,564, respectively. Impairment expense on our mining equipment for the three months ended September 30, 2024 and 2023 was $103,410 and $0, respectively.

6.  INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Useful Lives	September 30, 2024	June 30, 2024

Website	3 years	$47,500	$-
Less accumulated amortization		(1,256)	-
Net website		$46,244	$-

Software	3 years	$65,000	$-
Less accumulated amortization		(1,492)	-
Net software		$63,508	$-

Domain name	10 years	$16,500	$-
Less accumulated amortization		-	-
Net domain name		$16,500	$-

Trademark	10 years	$2,800	$-
Less accumulated amortization		-	-
Net trademark		$2,800	$-

Total intangible assets, net		$129,052	$-

Amortization expense for the three months ended September 30, 2024 and 2023 was $2,728 and $0, respectively.

7. BUSINESS COMBINATION

On August 29, 2024, the Company through MedWell Direct, consummated its acquisition of 51% of the membership interests (the “Membership Interests”) of Healthy Lifestyle, pursuant to execution and delivery of that certain membership interest purchase agreement, dated as of August 14, 2024 (the “Purchase Agreement”), between Medwell, Healthy Lifestyle, and the members (the “Selling Members”) of Healthy Lifestyle.

The purchase price for the Membership Interests was $350,000, consisting of $250,000 in cash and 97,087 shares of the Company’s common stock (the “Purchase Shares”) with a market value of $100,000. The number of Purchased Shares was based on the $1.03 closing price of the Company’s common stock on the OTCQB marketplace on August 28, 2024, the date immediately preceding the closing date. The Selling Members are also entitled to a potential post-closing earn-out payment of up to $300,000 in cash and $100,000 in common stock based on Healthy Lifestyle’s financial performance. To earn the post-closing earn-out, Healthy Lifestyle must achieve or exceed gross revenue of within 20% of approximately $1.7 million and a minimum profit margin of 10% during the 30-day period from day 90 to day 120 post-closing.

The Company accounted for the transaction as a business combination under ASC 805 and as a result, allocated the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date as outlined in the table below. The excess of the purchase price over the fair values of the identifiable assets acquired, liabilities assumed, and non-controlling interest was allocated to goodwill. The fair value of the noncontrolling interest was based on the price the Company paid for their 51% of their controlling interest. The goodwill represents expected synergies from the combined operations.

The allocation of the purchase price and the estimated fair market values of the assets acquired, liabilities assumed, and noncontrolling interest are shown below:

Cash	$4,710
Prepaids	7,790
Receivable	2,875
Intangible assets	19,300
Total assets acquired	34,675

Accounts payable	18,729
Total liabilities assumed	18,729

Net assets acquired	$15,946

Total consideration for 51% purchase	$350,000

Implied value of Healthy Lifestyle	$686,275

Net assets acquired	(15,946)

Total goodwill created	$670,329

Noncontrolling interest (49% x $686,275)	$336,276

8. OPERATING LEASE

In August 2024, the Company entered a 12-month operating lease with an option to extend for four additional one-year periods which the Company is reasonably certain they will exercise. The lease provides for approximately 750 square feet of rentable area which the Company intends to sublease. The monthly lease payments are $2,000 the first year, $2,250 for the second year, $2,500 for the third year, $2,750 for the fourth year, and $3,000 for the fifth year of the lease. On the commencement date of the lease, the Company recorded $116,536 related to the ROU asset and lease liability.

Operating lease expense was $5,000 for the three months ended September 30, 2024. Operating cash flows used for the operating leases during the three months ended September 30, 2024, was $12,000. As of September 30, 2024, the weighted average remaining lease term was 4.84 years, and the weighted average discount rate was 10%.

Future minimum lease payments under the lease as of September 30, 2024, were as follows:

Remainder of 2025	$10,000
2026	26,750
2027	29,750
2028	32,750
2029	35,750
Thereafter	3,000
Total	138.000
Less: Interest	(31,714)
Present value of lease liability	106,286
Operating lease liability, current [1]	(16,500)
Operating lease liability, long term	$89,786

[1] Represents lease payments to be made in the next 12 months.

9. RELATED PARTY TRANSACTIONS

We have one executive officer, Steve Rubakh, who is currently our only full-time employee and sole member of our Board of Directors. Mr. Rubakh is paid an annual salary established by the Board of Directors, cash bonuses as determined by the Board of Directors, and is issued shares of Series B preferred stock on a quarterly basis for additional compensation. The number and timing of Series B preferred shares issued to Mr. Rubakh is at the discretion of the Board of Directors. Effective January 1, 2024 the Board of Directors approved Mr. Rubakh’s annual salary to be $250,000, quarterly cash bonus to be $100,000, and canceled quarterly Preferred B shares issuances.

During the three months ended September 30, 2024, Mr. Rubakh’s annual salary was $250,000 ($62,500 quarterly). In addition, $100,000 of bonuses were approved by the Board of Directors.

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

Total compensation expense included in general and administrative expenses was $162,500 and $8,412,500 for the three months ended September 30, 2024 and 2023, respectively. Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $72,184, and $46,771 as of September 30, 2024 and June 30, 2024, respectively.

During the three months ended September 30, 2023, Mr. Rubakh converted 11,355 shares of Series B preferred stock into 1,135,500 shares of common stock in a transaction recorded at the par value of the shares.

On December 15, 2021, the Company and Tioga Holding, LLC, a related party owned 50% by Mr. Rubakh (“Tioga”), entered into a Property Lease and Power Purchase Agreement for the use by the Company of facilities located in Tioga, Pennsylvania. The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The term of the agreement was 36 months. Mining operations as this facility terminated in September 2023 due to the significant increase in power cost by local utility. During the three months ended September 30, 2024 and 2023, the Company incurred power expense of $0 and $96,527, respectively.

10. NOTES PAYABLE

On June 15, 2022, the Company entered into a Loan Agreement and Promissory Note with BHP Capital NY, Inc. (“BHP”) in the amount of $500,000. The note matured on January 15, 2023, and bares a flat interest charge of $130,000 that shall not be reduced or pro-rated in the event of prepayment. In addition, upon an event of default, the Note bares default interest of 18% per annum. Effective April 1, 2024, the lender agreed to reduce the default interest to 10% per annum. This note is secured by assets and equipment of the Company. As further inducement to enter this note, the Company issued BHP 16,000 shares of restricted common stock. These shares were valued at $123,200 using the closing market price of the Company’s common stock on the date of issuance and were recorded as a debt discount that was amortized to interest expense over the term of the note. The Company accrued $12,778 and $23,000 of interest expense during the three months ended September 30, 2024 and 2023. As of September 30, 2024, this note was in default due to nonpayment before the maturity date.

11. MEZZANINE

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

Each share of the Series C preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Starting one month after the issuance of the shares, they were in default due to the Company’s failure to pay the cumulative dividend monthly as required by the agreement. Dividends may be paid in cash or in shares of Series C preferred stock at the discretion of the Company. Effective February 1, 2024, the sole owner of the Series C preferred stock agreed to stop accruing dividends. As of September 30, 2024 and June 30, 2024, the Company accrued Series C preferred stock dividends of $378,206 and $3,782,026, respectively.

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

As of September 30, 2024 and June 30, 2024, 1,125 shares of Series C preferred stock were issued and outstanding and recorded at stated value as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

Each share of the Series D preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Starting one month after the issuance of the shares, they were in default due to the Company’s failure to pay the cumulative dividend monthly as required by the agreement. Dividends may be paid in cash or in shares of Series D preferred stock at the discretion of the Company. Effective February 1, 2024, the sole owner of the Series D preferred stock agreed to stop accruing dividends. As of September 30, 2024 and June 30, 2024, the Company accrued Series D preferred stock dividends of $1,754,875 and $1,754,875, respectively.

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

As of September 30, 2024 and June 30, 2024, 3,000 shares of Series D preferred stock were issued and outstanding and recorded as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

12. STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of September 30, 2024 and June 30, 2024, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

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

The Company had 130,000 and 130,000 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively.

Common Stock

As of September 30, 2024, we were authorized to issue up to 300,000,000 shares of common stock with a par value of $0.001.

The Company had 5,161,580 and 5,064,492 common shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively.

During the three months ended September 30, 2024, the Company issued 97,088 shares of its common stock to as part of the purchase price of Healthy Lifestyle USA LLC (see NOTE 7). Additionally, the Company agreed to issued 150,000 shares of its common stock to a third-party vendor to settle $91,568 of payables. The grant date fair value of these shares was $148,445 resulting in a $56,887 loss on settlement of payables. As the issuance of these shares is contingent upon certain future events, we recorded a Common stock payable of $148,455 as of September 30, 2024.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2024 filed on September 30, 2024 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

GENERAL

We were incorporated in the State of Nevada on March 22, 2011 under the name Lightcollar, Inc. In March 2015, we changed our name to EMS Find, Inc. On May 30, 2017, Integrated Ventures, Inc. (“Integrated Ventures”), a Nevada corporation, was formed as a wholly owned subsidiary of the Company.  Pursuant to an Agreement and Plan of Merger dated May 30, 2017, Integrated Ventures was merged into the Company, with the Company being the surviving corporation and changing its name to Integrated Ventures, Inc. In July 2024, the Company formed three wholly-owned subsidiaries, MedWell Direct, LLC (“MedWell Direct”), MedWell Facilities, LLC (“MedWell Facilities”), and MedWell USA, LLC (“MedWell USA”), all of which were organized in the State of Nevada.

On August 29, 2024, the Company, through MedWell Direct, consummated its acquisition of 51% of the membership interests of Healthy Lifestyle USA LLC, a Florida limited liability company (“Healthy Lifestyle”).

We are a diversified holdings company that develops, acquires, operates, and invests in unique and profitable businesses. Our business focus is acquiring, launching, and operating companies in the digital asset sector, mainly in digital asset mining and sales of branded mining rigs. Subsequent to June 30, 2024, we strategically entered into the rapidly growing health and wellness sector.

Financial

Through June 6, 2024, we operated our digital asset mining operations in one hosted facility in Granbury, Texas. The hosting and power purchase agreement for this facility requires the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s digital asset mining operations. As of June 7, 2024, all miners were disconnected from their power source and have not been reconnected through the date of the issuance of these financial statements. During the three months ended September 30, 2024, the Company began online sales of health and wellness products and services through the Company’s websites, including prescription drugs and medical consultation services and post-consultation service support provided by Affiliated Medical Groups.

Revenues from digital asset mining operations were $0 and $1,059,064 for the three months ended September 30, 2024 and 2023, respectively. Revenues from online sales were $1,148 and $0 for the three months ended September 30, 2024 and 2023, respectively.

When funds are available and market conditions allow, we also invest in certain denominations of digital assets to complement our mining operations. As of September 30, 2024, our digital assets at fair value totaled $172,992 and were comprised of Bitcoin (BTC).

Historically, we have funded our operations primarily from cash generated from our digital asset mining operations and proceeds from convertible notes payable and preferred stock. During the three months ended September 30, 2024, the Company’s digital asset mining operations remained disconnected but we were able to fund operations by selling Bitcoin on hand as of June 30, 2024 for cash. During the three months ended September 30, 2024, we generated negative cash flow from operations. We did not incur additional debt or issue securities for cash.

Recent Material Developments

On June 6, 2024, without notice or demand, Mara Holdings, Inc. (“MARA”), terminated hosting services for all of our miners (approximately 2,500) which were located at MARA’s Granbury, Texas facility. According to news reports, MARA disconnected approximately 15,000 miners they were hosting at their Granbury, Texas facility on or around June 6, 2024.

At the time our miners were disconnected, we were informed by MARA’s other hosting clients that the facility was no longer interested in providing hosting services for third parties and was planning to undergo infrastructure upgrades, related to noise complaints from local residents. Thus, the Company’s miners were disconnected and removed from the mining containers, palletized and stored in MARA’s warehouse. Later, MARA requested that the Company sign a termination agreement, which the Company did not sign.

As this appears to be an intentional breach of our valid hosting agreement, in October 2024, the Company engaged legal counsel to negotiate a resolution with MARA, including exploring various remedies available to us.

Given the uncertainty and timing of our dispute with MARA and the age and efficiency of our miners, it is uncertain if or when the Company will be able to reconnect these miners.

Once our miners are released, the Company intends to sell them and purchase newer models, such as Antiminer S21 or Whatsminer M66.

Acquisition of Healthy Lifestyle

On August 29, 2024, Integrated Ventures, Inc., through MedWell Direct, a Nevada limited liability company and a wholly-owned subsidiary of the Company, consummated its acquisition of 51% of the membership interests of Healthy Lifestyle USA LLC, a Florida limited liability company (“Healthy Lifestyle”), pursuant to execution and delivery of that certain membership interest purchase agreement, dated as of August 14, 2024 (the “Purchase Agreement”), between MedWell Direct, Healthy Lifestyle, and the members (the “Selling Members”) of Healthy Lifestyle.

The purchase price for the Membership Interests was $350,000, consisting of $250,000 in cash and 97,087 shares of the Company’s common stock (the “Purchase Shares”) with a market value of $100,000. The number of Purchased Shares was based on the $1.03 closing price of the Company’s common stock on the OTCQB marketplace on August 28, 2024, the date immediately preceding the closing date. The Selling Members are also entitled to a potential post-closing earn-out payment based on Healthy Lifestyle’s financial performance.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2023

Revenues

Our digital asset mining revenues decreased to $0 during the three months ended September 30, 2024 from $1,059,064 during the three months ended September 30, 2023. This decrease was a result of the Company’s miners being disconnected from their power source on June 6, 2024.

Our online sales revenues increased to $1,148 during the three months ended September 30, 2024 from $0 during the three months ended September 30, 2023. This increase was a result of the Company beginning online sales of health and wellness products and services after their acquisition of 51% of Healthy Lifestyle in August 2024.

Cost of Revenues

Cost of revenues – energy, hosting, and other was $0 and $839,811 in the three months ended September 30, 2024 and 2023, respectively. Expenses associated with running our digital asset mining operations, such as energy and hosting costs, operating supplies, and consulting services are recorded as cost of revenues – energy, hosting, and other. The decrease in cost of revenues – energy, hosting, and other was a result of the Company’s miners being disconnected from their power source on June 6, 2024.

Cost of revenues – online products was $388 and $0 in the three months ended September 30, 2024 and 2023, respectively. Expenses associated with fulfilling orders placed by our online sales customers are recorded as cost of revenues – online products. The increase in cost of revenues – online products was a result of the Company beginning online sales of health and wellness products and services after their acquisition of 51% of Healthy Lifestyle in August 2024.

General and administrative expenses decreased to $335,214 in the three months ended September 30, 2024 from $8,489,017 in three months ended September 30, 2023. The decrease resulted primarily from non-cash stock-based compensation expense. We reported non-cash, related party stock-based compensation of $0 and $8,300,000 in the three months ended September 30, 2024 and 2023, respectively.

Depreciation and amortization decreased to $483,700 in the three months ended September 30, 2024 from $733,564 in the three months ended September 30, 2023. The decrease resulted primarily from a reduction in the cost basis of the Company’s digital asset miners.

Change in fair value of Bitcoin increased to a $19,538 gain for the three months ended September 30, 2024 from a $60,325 loss in the three months ended September 30, 2023. The gain recognized in the current period was attributable to increases in the price of Bitcoin and the loss recognized in the prior period was attributable to decreases in the price of Bitcoin.

In addition to the digital assets received as compensation for our mining services, we purchased various digital assets totaling $1,160,102 and $0 during the three months ended September 30, 2024 and 2023, respectively. We also converted digital assets from one denomination to another based on our assessment of market conditions for each respective digital asset. The market values of individual digital asset denominations continually fluctuate, and the fluctuations may be material from day to day. During the three months ended September 30, 2024 and 2023, we received total proceeds of $2,449,448 and $766,544, respectively, from the sale of digital assets and incurred transactions fees totaling $13,019 and $11,637, respectively, which are recorded in General and administrative expenses in our Statement of Operations. We realized a loss on sale of digital assets of $271,276 and realized a gain of $6,806 in the three months ended September 30, 2024 and 2023, respectively.

During the three months ended September 30, 2024 and 2023, we did not report any gain or loss on the disposal of property and equipment and impaired mining equipment and recognized impairment expense of $103,410 and $0, respectively.

Other Income (Expense)

Our other income (expense) was comprised of the following for the three months ended September 30:

	Three Months Ended September 30,
	2024	2023

Interest expense	$(13,060)	$(23,030)
Loss on settlement of payables	(56,887)	-

Total other income (expense)	$(69,947)	$(23,030)

During the three months ended September 30, 2023, we had one note payable outstanding for $500,000 which accrued interest at 18% per annum. During the three months ended September 30, 2024, we had the same note payable outstanding with a reduced interest rate of 10% per annum (agreed to by the lender effective April 1, 2024), thus resulting in a decrease in interest expense compared to the prior period.

During the three months ended September, 2024 and 2023, we recognized a $56,887 and $0 loss on settlement of payables with a third-party vendor.

Net Loss Attributable to shareholders

As a result, during the three months ended September 30, 2024 and 2023, we reported a net loss attributable to shareholders of $1,216,047 and $9,287,674, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of September, 2024, we had total current assets of $1,763,477, including cash of $749,745 and prepaid expenses and other current assets of $1,013,732 and total current liabilities of $3,739,160. We had total stockholders’ deficit of $4,523,969 as of September 30, 2024 compared to a stockholders’ deficit of $3,865,451 as of June 30, 2024.

Sources and Uses of Cash

During the three months ended September 30, 2024, we used cash in operations of $244,885 as a result of our net loss of $1,243,249, non-cash gain on change in fair market value of digital assets of $19,538, realized loss on sale of digital assets of $271,276, lease payments exceeding lease costs of $7,000, other non-cash expenses of $643,997, decrease in receivables of $1,200, and increases in accounts payable of $74,166, accrued expenses of $12,778, and due to related party of $25,413 offset by increases in prepaid expenses of $3,928.

During the three months ended September 30, 2023, we used cash in operations of $934,287 as a result of our net loss of $9,079,877, non-cash loss on change in fair market value of digital assets of $60,325, non-cash stock-based compensation-related party of $8,300,000, non-cash realized gain on sale of digital assets of $6,806, other non-cash expenses of $746,378, increases in revenue recognized from Bitcoin mined of $1,059,064, increases in accounts payable of $44,525, accrued expenses of $23,000, and due to related party of $40,997 offset by increases in prepaid expenses of $3,765.

During the three months ended September 30, 2024, we provided net cash in investing activities of $936,815, comprised of net proceeds from the sale of digital assets of $2,449,448, cash acquired in acquisition of Healthy Lifestyle of $4,711, cash deposit received from subtenant of $7,500 offset by purchase of 51% interest in Healthy Lifestyle of $250,000, purchase of digital assets of $1,160,102 and purchase of property and equipment of $2,242.

During the three months ended September 30, 2023, we provided net cash in investing activities of $780,991, comprised of net proceeds from the sale of digital currencies.

During the three months ended September 30, 2024, we had no net cash provided or used in financing.

During the three months ended September 30, 2023, we used net cash in financing activities of $47,030, comprised of repayment of related party advance.

Going Concern

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of September 30, 2024, the Company’s current liabilities exceeded its current assets by $1,975,683 had an accumulated deficit of $86,282,782. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

During the three months ended September 30, 2024 and 2023, we impaired mining equipment and recognized impairment expense of $103,410 and $0, respectively.

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

Intangible Assets

The Company accounts for its intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-30, General Intangibles Other Than Goodwill. ASC Subtopic 350-30, which requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Under ASC Subtopic 350-30 any intangible asset with a useful life is required to be amortized over that life and the useful life is to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs to renew or extend the term of intangible assets are recognized as an expense when incurred.

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. During the three months ended September 30, 2024 and 2023, we impaired mining equipment and recognized impairment expense of $103,410 and $0, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of $670 thousand was acquired in fiscal year 2025. No goodwill impairment was recorded during the three months ended September 30, 2024 and 2023.

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

Revenue Recognition

 The following table presents the Company’s revenue by revenue source:

	Three Months Ended September 30,
	2024	2023
Digital asset mining	$-	$1,059,064
Online sales, net	1,148	-
	$1,148	$1,059,064

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

Digital Asset Mining

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

Online Sales

The Company’s online sales consist of sales of health and wellness products and services through the Company’s websites, including prescription drugs. In contracts that contain prescription products issued as the result of a consultation, revenue also includes medical consultation services and post-consultation service support provided by Affiliated Medical Groups (defined below). The Company defines its customer as an individual who purchases products or services through its websites. The transaction price in the Company’s contracts with customers is the total amount of consideration to which the Company expects to be entitled in exchange for transferring products or services to the customer.

The Company’s contracts that contain prescription products issued as the result of a consultation primarily include the following performance obligations: access to (i) products, as well as medication adjustments, as applicable, and (ii) consultation services, as well as post-consultation service support, as applicable. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product to the customer and, in contracts that contain services, by the provision of consultation services to the customer. The Company satisfies its performance obligation for products at a point in time, which is upon delivery of the products to a third-party carrier. The Company satisfies its performance obligation for consultation services typically within one day and for post-consultation service support over the contract term. The customer obtains control of the products and services upon the Company’s completion of its performance obligations.

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on market and cost plus estimates. For each of the three months ended September 30, 2024, service revenue represented less than 10% of consolidated revenues.

To fulfill its promise to customers for contracts that include professional medical consultations, the Company maintains relationships with various “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services. The Company accounts for service revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company determines which Affiliated Medical Group and Provider provides the consultation to the customer; (ii) the Company is primarily responsible for the satisfactory fulfillment and acceptability of the services; (iii) the Company incurs costs for consultation services even for visits that do not result in a prescription and the sale of products; and (iv) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

Additionally, to fulfill its promise to customers for contracts that include sale of prescription products, the Company maintains relationships with certain third-party pharmacies (“Partner Pharmacies” or individually, a “Partner Pharmacy”). The Company accounts for prescription product revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company has sole discretion in determining which pharmacy fills a customer’s prescription; (ii) the pharmacies fill the prescription based on fulfillment instructions provided by the Company; (iii) the Company is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) the Company is responsible for refunds of the prescription medication after transfer of control to the customer; and (v) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

Payment for prescription medication is typically collected from the customer a few days in advance of product shipment in accordance with contract terms. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of September 30, 2024
	Total carrying value	Level 1	Level 2	Level 3
Bitcoin	$172,992	$172,992	$-	$-

	Fair value measured as of June 30, 2024
	Total carrying value	Level 1	Level 2	Level 3
Bitcoin	$1,714,076	$1,714,076	$-	$-

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2024, we have no off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING POLICIES

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements. The Company elected to early adopt ASU 2023-08 for the year ended June 30, 2024, effective as of July 1, 2023, which had a material impact on the Financial Statements. Refer to Note to the Consolidated Financial Statement, Note 4. DIGITAL ASSETS, for further information.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of September 30, 2024, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2024, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of September 30, 2024, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2024, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

ITEM 2. UNREGISTERED SALES IN EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended September 30, 2024, the Company issued 97,088 shares of common stock as part of the purchase price of Healthy Lifestyle USA LLC.

During the three months ended September 30, 2024, there were no repurchases of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer**

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). *

101.SCH	Inline XBRL Taxonomy Extension Schema *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted inline XBRL and contained in Exhibit 101)*

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

INTEGRATED VENTURES, INC.

Dated: November 15, 2024	By:	/s/ Steve Rubakh
Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

