Form 10-Q
period 2025-03-31
INTEGRATED VENTURES, INC.
filed 2025-05-16
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-55681

INTEGRATED VENTURES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	82-1725385
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2380 Drew Street, Suite 3, Clearwater, FL 33765

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

As of May 16, 2025, the registrant had 6,136,580 shares of its common stock, $0.001 par value, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

INTEGRATED VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2025	2024
	(Unaudited)

ASSETS
Current assets:
Cash	$482,221	$57,815
Receivables	132,526	-
Digital Assets	836	1,714,076
Prepaid expenses and other current assets	18,992	249,200
Deposits, Current	131,000	578,147
Total current assets	765,575	2,599,238

Other assets:
Goodwill	670,329	-
Property and equipment, net	178,590	1,343,453
Intangible assets, net	179,264	-
Operating lease right-of-use assets	98,462	-
Total other assets	1,126,645	1,343,453

TOTAL ASSETS	$1,892,220	$3,942,691

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$146,109	$975,658
Accrued expenses	88,391	27,632
Deferred revenue	203	-
Accrued preferred stock dividends	2,133,081	2,133,081
Operating lease liability, current	24,000	-
Due to related party	124,865	46,771
Notes payable in default, net of debt discount	500,000	500,000
Total current liabilities	3,016,649	3,683,142
Long Term Liabilities
Sub-lease security deposit	7,500	-
Operating lease liability, long-term	81,662	-
Total Liabilities	3,105,811	3,683,142

Mezzanine:
Series C preferred stock, $0.01 par value, 3,000 shares authorized, 1,125 shares issued and outstanding as of March 31, 2025 and June 30, 2024	1,125,000	1,125,000
Series D preferred stock, $0.01 par value, 4,000 shares authorized, 3,000 shares issued and outstanding as of March 31, 2025 and June 30, 2024	3,000,000	3,000,000

Commitments and contingencies	-	-

Stockholders' equity:
Series A preferred stock, $0.001 par value, 1,000,000 shares authorized, 500,000 shares issued and outstanding as of March 31, 2025 and June 30, 2024	500	500
Series B preferred stock, $0.001 par value, 1,000,000 shares authorized, 130,000 shares issued and outstanding as of March 31, 2025 and June 30, 2024	130	130
Common stock payable	26,250	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 6,136,580 and 5,064,492 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	6,136	5,064
Additional paid in capital	81,967,015	81,195,590
Accumulated deficit	(87,545,323)	(85,066,735)
Total Stockholders' equity of Integrated Ventures, Inc. and Subsidiaries	(5,545,292)	(3,865,451)
Noncontrolling interest	206,701	-
Total stockholders' deficit	(5,338,591)	(3,865,451)

Total liabilities, mezzanine and stockholders' deficit	$1,892,220	$3,942,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

Revenue:
Digital asset mining	$-	$1,983,250	$-	$4,770,422
Commissions	276,096	-	409,368	-
Online sales, net	5,222	-	15,959	-
Total revenue	281,318	1,983,250	425,327	4,770,422

Costs and expenses:
Cost of revenues - energy, hosting, and other	-	1,197,523	-	3,209,083
Cost of revenues - online products	3,327	-	7,130	-
General and administrative	1,129,360	240,002	2,089,773	8,919,954
Depreciation and amortization	208,743	692,654	1,104,457	2,171,938
Loss on disposition of property and equipment	-	-	-	121,670
Change in fair value of digital assets	(8,806)	(452,808)	(8)	(568,224)
Realized (gain) loss on sale/purchase of digital assets	(37,933)	(14,572)	23,902	(11,923)
Impairment of property and equipment	-	-	103,410	-
Total operating expenses	1,294,691	1,662,799	3,328,664	13,842,498

Income (loss) from operations	(1,013,373)	320,451	(2,903,337)	(9,072,076)

Other income (expense):
Interest expense	(12,658)	(23,168)	(38,716)	(70,082)
Gain on sale of property and equipment	38,380	-	38,380	-
Gain (loss) on settlement of payables	352,397	-	295,510	-
Total other income (expense)	378,119	(23,168)	295,174	(70,082)

Income (loss) before income taxes	(635,254)	297,283	(2,608,163)	(9,142,158)
Provision for income taxes	-	-	-	-

Net income (loss)	(635,254)	297,283	(2,608,163)	(9,142,158)
Net income (loss) attributable to noncontrolling interest	(46,624)	-	(129,575)	-
Net income (loss) attributable to Integrated Ventures, Inc.	(588,630)	297,283	(2,478,588)	(9,142,158)

Dividends on Preferred Stock	-	(72,277)	-	(487,871)

Net income (loss) attributable to shareholders	$(588,630)	$225,006	$(2,478,588)	$(9,630,029)

Net income (loss) per common share attributable to shareholders, basic	$(0.10)	$0.04	$(0.45)	$(2.29)
Net income (loss) per common share attributable to shareholders, diluted	$(0.10)	$0.01	$(0.45)	$(2.29)

Weighted average number of common shares outstanding, basic	5,947,136	5,064,492	5,498,288	4,197,543
Weighted average number of common shares outstanding, diluted	5,947,136	18,298,080	5,498,288	4,197,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE AND NINE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)

	Series C		Series D		Series A		Series B		Common			Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Capital	Deficit	Interest	Total
Balance, June 30, 2023	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	100,000	$100	$-	2,864,492	$2,864	$72,588,520	$(73,101,867)	$-	$(509,883)
Cumulative effect adjustment upon adoption of ASU 2023-08	-	-	-	-	-	-	-	-	-	-	-	-	47,360	-	47,360
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(11,355)	(11)	-	1,135,500	1,136	(1,125)	-	-	-
Issuance of Series B preferred stock for related party compensation	-	-	-	-	-	-	50,000	50	-	-	-	8,299,950	-	-	8,300,000
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(207,797)	-	(207,797)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(9,079,877)	-	(9,079,877)
Balance, September 30, 2023	1,125	1,125,000	3,000	3,000,000	500,000	500	138,645	139	-	3,999,992	4,000	80,887,345	(82,342,181)	-	(1,450,197)
Issuance of common stock for the purchase of bitcoin	-	-	-	-	-	-	-	-	-	200,000	200	309,100	-	-	309,300
Issuance of Series B preferred stock for related party compensation	-	-	-	-	-	-	(8,645)	(9)	-	864,500	865	(856)	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(207,797)	-	(207,797)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(359,564)	-	(359,564)
Balance, December 31, 2023	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	130,000	$130	$-	5,064,492	$5,065	$81,195,589	$(82,909,542)	$-	$(1,708,258)
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(72,277)	-	(72,277)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	297,283	-	297,283
Balance, March 31, 2024	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	130,000	$130	$-	5,064,492	$5,065	$81,195,589	$(82,684,536)	$-	$(1,483,252)

Balance, June 30, 2024	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	130,000	$130	$-	5,064,492	$5,064	$81,195,590	$(85,066,735)	$-	$(3,865,451)
Common stock issued for investment in Healthy Lifestyle USA LLC	-	-	-	-	-	-	-	-	-	97,088	97	99,903	-	-	100,000
Recognition of noncontrolling interest in acquisition	-	-	-	-	-	-	-	-	-	-	-	-	-	336,276	336,276
Common stock issued for settlement of liabilities	-	-	-	-	-	-	-	-	148,455	-	-	-	-	-	148,455
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,216,047)	(27,202)	(1,243,249)
Balance, September 30, 2024	1,125	1,125,000	3,000	3,000,000	500,000	500	130,000	130	148,455	5,161,580	5,161	81,295,493	(86,282,782)	309,074	(4,523,969)
Common stock issued for services	-	-	-	-	-	-	-	-	21,875	25,000	25	26,225	-	-	48,125
Common stock issued for settlement of liabilities	-	-	-	-	-	-	-	-	(49,485)	50,000	50	49,435	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(673,911)	(55,749)	(729,660)
Balance, December 31, 2024	1,125	1,125,000	3,000	3,000,000	500,000	500	130,000	130	120,845	5,236,580	5,236	81,371,153	(86,956,693)	253,325	(5,205,504)
Common stock issued for services	-	-	-	-	-	-	-	-	4,375	800,000	800	496,992	-	-	502,167
Common stock issued for settlement of liabilities	-	-	-	-	-	-	-	-	(98,970)	100,000	100	98,870	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(588,630)	(46,624)	(635,254)
Balance, March 31, 2025	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	130,000	$130	$26,250	6,136,580	$6,136	$81,967,015	$(87,545,323)	$206,701	$(5,338,591)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,608,163)	$(9,142,158)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,108,133	2,171,938
Loss on disposition of property and equipment		121,670
Impairment of property and equipment	103,410	-
Gain on sales of property and equipment	(38,380)	-
Stock-based compensation - related party	-	8,300,000
Stock-based compensation	550,292	-
Realized loss (gain) on sale of digital assets	23,902	(11,923)
(Gain) loss on settlement of payables	(295,510)	-
Lease cost, net of repayment	7,200	-
Change in fair value of digital assets	(8)	(568,224)
Operating cost paid with digital assets	2,408	57,722
Revenue recognized from Bitcoin mined	-	(4,770,422)
Changes in operating assets and liabilities:
Receivables	(129,651)	-
Prepaid expenses and other current assets	685,145	(1,235)
Accounts payable	(404,313)	285,742
Accrued expenses	60,759	68,750
Deferred revenue	203	-
Due to related party	194,845	276,968
Net cash provided by (used in) operating activities	(739,728)	(3,211,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition of Healthy Lifestyle USA LLC	4,711	-
Purchase of 51% interest in Healthy Lifestyle USA LLC	(250,000)	-
Net proceeds from the sale of digital assets	8,380,352	3,862,870
Purchase of property and equipment	(2,242)	(1,740)
Sale of property and equipment	38,380	-
Purchase of leasehold improvements	(18,377)	-
Purchase of intangible assets	(186,025)	-
Cash deposit received from subtenant	7,500	-
Purchase of digital assets	(6,810,165)	(332,934)
Net cash provided by (used in) investing activities	1,164,134	3,528,196

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of accrued interest on note payable	-	(75,000)
Repayment of related party advance	-	(118,150)
Net cash provided by (used in) financing activities	-	(193,150)

Net increase (decrease) in cash	424,406	123,874
Cash, cash equivalents, and restricted cash - beginning of period	57,815	257,998
Cash, cash equivalents, and restricted cash - end of period	$482,221	$381,872

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$50,914
Income taxes	$-	$-
Non-cash investing and financing activities:
Common Stock issued for purchase of 51% interest in Healthy Lifestyle USA LLC	$100,000	$-
Common stock payable in exchange for settlement of liabilities	$148,455	$-
Recognition of lease liability and ROU asset at lease commencement	$116,536	$-
Common stock issued for purchase of bitcoin miners	$-	$309,300
Accrued preferred stock dividends	$-	$487,871
Cumulative effect upon adoption of ASU 2023-08	$-	$47,360
Conversion of Series B preferred stock for common stock	$-	$2,001
Purchase of property and equipment with digital assets	$-	$36,750
Payment of amounts due to related party with digital assets	$116,751	$570,522
Interest on notes payable paid with digital assets	$-	$25,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Ventures, Inc.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended March 31, 2025

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended March 31, 2025 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2025. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2024 filed on September 30, 2024 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that at times may exceed federally insured limits. For the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents at March 31, 2025.

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 and $0 as of March 31, 2025 and June 30, 2024, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of $670 thousand was acquired in fiscal year 2025. No goodwill impairment was recorded during the nine months ended March 31, 2025 and 2024.

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

Revenue Recognition

The following table presents the Company’s revenue by revenue source for the three months ended March 31:

	2025	2024
Digital asset mining	$-	$1,983,250
Commissions	276,096	-
Online sales, net	5,222	-
	$281,318	$1,983,250

The following table presents the Company’s revenue by revenue source for the nine months ended March 31:

	2025	2024
Digital asset mining	$-	$4,770,422
Commissions	409,368	-
Online sales, net	15,959
	$425,327	$4,770,422

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

Digital Asset Mining

To generate revenue from mining bitcoin, the Company has entered into a digital asset mining pool by executing a contract, as amended from time to time, with the mining pool operator to provide computing power to the mining pool. The contract is terminable at any time by either party without penalty. Further, since the contract is continuously renewing, second by second, the mining contract is considered to have a duration of less than 24 hours of accounting purposes. The Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, we are entitled to a Full-Pay-Per-Share payout of Bitcoin based on a contractual formula, which calculates our share of block rewards, transaction fees, and mining pool operator fee. We are entitled to consideration even if a block is not successfully placed by the mining pool operator.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with the mining pool operator. The transaction consideration the Company receives is net of a contractually agreed upon “mining pool operator fee” charged and kept by the mining pool operator and is noncash, in the form of Bitcoin. Given that the contract is continuously renewing and the duration is considered to be less than 24 hours, the Company measures the transaction consideration at fair value on the date Bitcoin is received. The consideration is variable. The amount of consideration recognized is constrained to the amount of consideration received, which is when it is probable a significant reversal will not occur. There is no significant financing component or risk of a significant revenue reversal in these transactions due to the performance obligations and settlement of the transactions being on a daily basis.

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

The timing of commission revenue recognition may differ from the timing of payment by the Company’s customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. As of March 31, 2025 and June 30, 2024, the Company had receivables from commissions of $132,526 and $0, respectively.

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

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on market and cost plus estimates. For each of the three months and nine months ended March 31, 2025, service revenue represented less than 10% of consolidated revenues.

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

Payment for prescription medication is typically collected from the customer a few days in advance of product shipment in accordance with contract terms. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. As of March 31, 2025 and June 30, 2024, the Company had $203 and $0, respectively of deferred revenue from its online sales.

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

	Three Months Ended March 31,
	2025	2024
Weighted average convertible preferred stock	13,233,588	13,233,588

	Nine Months Ended March 31,
	2025	2024
Weighted average convertible preferred stock	13,233,588	12,648,188

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of March 31, 2025
	Total carrying value	Level 1	Level 2	Level 3
Bitcoin (see NOTE 4)	$836	$836	$-	$-

	Fair value measured as of June 30, 2024
	Total carrying value	Level 1	Level 2	Level 3
Bitcoin (see NOTE 4)	$1,714,076	$1,714,076	$-	$-

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

As of March 31, 2025 and June 30, 2024, the fair values of cash, prepaid expenses and other current assets, accounts payable, and accrued expenses approximated their carrying values because of their short-term nature.

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

Reclassifications

Certain amounts in the financial statements for the year ended June 30, 2024 have been reclassified to conform to the presentation for the year ended June 30, 2025.

3. GOING CONCERN

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of March 31, 2025, the Company’s current liabilities exceeded its current assets by $2,251,074 and the Company had an accumulated deficit of $87,545,323. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The following table presents the Company’s significant Digital Asset holdings as of March 31, 2025 and June 30, 2024, respectively:

	Quantity	Cost Basis	Fair Value
Bitcoin	0.01	$828	$836
Total digital assets held as of March 31, 2025		$828	$836

	Quantity	Cost Basis	Fair Value
Bitcoin	27.35	$1,824,999	$1,714,076
Total digital assets held as of June 30, 2024		$1,824,999	$1,714,076

The following table presents a roll-forward of total digital assets for the nine months ended March 31, 2025 and 2024, based on the fair value model under ASU 2023-08:

Fair Value
Balance as of June 30, 2024	$1,714,076
Operating cost paid with digital assets	(2,408)
Amount due to related party paid with digital assets	(116,751)
Proceeds from sale of digital assets	(8,380,352)
Purchase of digital assets	6,810,165
Realized gain (loss) on sales/purchase of digital assets	(23,902)
Change in fair value of digital assets	8
Balance as of March 31, 2025	$836

Fair Value
Balance as of June 30, 2023	$447,425
Cumulative effect upon adoption of ASU 2023-08	47,360
Revenue recognized from Bitcoin mined (83.51 BTC)	4,770,422
Proceeds from sale of digital assets	(3,862,870)
Purchase of digital assets	332,934
Purchase of property and equipment with digital assets	(36,750)
Operating cost paid with digital assets	(57,722)
Accrued interest on notes payable paid with digital assets	(25,000)
Amount due to related party paid with digital assets	(570,522)
Realized gain (loss) on sale/purchase of digital assets	11,923
Change in fair value of digital assets	568,224
Balance as of March 31, 2024	$1,625,424

5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2025	June 30, 2024

Cryptocurrency mining equipment	$5,657,010	$6,569,743
Furniture and equipment	165,277	163,035
Leasehold Improvements	18,377	-

Total	5,840,664	6,732,778
Less accumulated depreciation and amortization	(5,662,074)	(5,389,325)

Net	$178,590	$1,343,453

Depreciation expense for the nine months ended March 31, 2025 and 2024 was $1,082,072 and $2,171,938, respectively. Impairment expense on our mining equipment for the nine months ended March 31, 2025 and 2024 was $103,410 and $0, respectively. During the nine months ended March 31, 2025 and 2024, we recorded a gain on the sale of property and equipment of $38,380 and $0, respectively.

6.  INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Useful Lives	March 31, 2025	June 30, 2024

Website	3 years	$47,500	$-
Less accumulated amortization		(8,835)	-
Net website		$38,665	$-

Software	3 years	$138,525	$-
Less accumulated amortization		(17,226)	-
Net software		$121,299	$-

Domain name	10 years	$16,500	$-
Less accumulated amortization		-	-
Net domain name		$16,500	$-

Trademark	10 years	$2,800	$-
Less accumulated amortization		-	-
Net trademark		$2,800	$-

Total intangible assets, net		$179,264	$-

Amortization expense for the nine months ended March 31, 2025 and 2024 was $26,061 and $0, respectively.

7. BUSINESS COMBINATION

On August 29, 2024, the Company through MedWell Direct, consummated its acquisition of 51% of the membership interests (the “Membership Interests”) of Healthy Lifestyle, pursuant to execution and delivery of that certain membership interest purchase agreement, dated as of August 14, 2024 (the “Purchase Agreement”), between Medwell,Healthy Lifestyle, and the members (the “Selling Members”) of Healthy Lifestyle.

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

Operating lease expense was $19,200 for the nine months ended March 31, 2025. Operating cash flows used for the operating leases during the nine months ended March 31, 2025, was $12,000. As of March 31, 2025, the weighted average remaining lease term was 4.34 years, and the weighted average discount rate was 10%.

Future minimum lease payments under the lease as of March 31, 2025, were as follows:

Remainder of 2025	$4,000
2026	26,750
2027	29,750
2028	32,750
2029	35,750
Thereafter	3,000
Total	132,000
Less: Interest	(26,338)
Present value of lease liability	105,662
Operating lease liability, current [1]	(24,000)
Operating lease liability, long term	$81,662

[1]	Represents lease payments to be made in the next 12 months.

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

During the nine months ended March 31, 2025, Mr. Rubakh’s annual salary was $250,000 ($62,500 quarterly). In addition, $100,000 of bonuses were approved by the Board of Directors.

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

Total compensation expense included in general and administrative expenses was $487,500 and $8,687,500 for the nine months ended March 31, 2025 and 2024, respectively. Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $124,865, and $46,771 as of March 31, 2025 and June 30, 2024, respectively.

During the nine months ended March 31, 2024, Mr. Rubakh converted 20,000 shares of Series B preferred stock into 2,000,000 shares of common stock in a transaction recorded at the par value of the shares.

On December 15, 2021, the Company and Tioga Holding, LLC, a related party owned 50% by Mr. Rubakh (“Tioga”), entered into a Property Lease and Power Purchase Agreement for the use by the Company of facilities located in Tioga, Pennsylvania. The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations. The term of the agreement was 36 months. Mining operations as this facility terminated in September 2023 due to the significant increase in power cost by local utility. During the three months ended March 31, 2025 and 2024, the Company incurred power expense of $0 and $0, respectively and $0 and $96,527 during the nine months ended March 31, 2025 and 2024, respectively.

10. NOTES PAYABLE

On June 15, 2022, the Company entered into a Loan Agreement and Promissory Note with BHP Capital NY, Inc. (“BHP”) in the amount of $500,000. The note matured on January 15, 2023, and bares a flat interest charge of $130,000 that shall not be reduced or pro-rated in the event of prepayment. In addition, upon an event of default, the Note bares default interest of 18% per annum. Effective April 1, 2024, the lender agreed to reduce the default interest to 10% per annum. This note is secured by assets and equipment of the Company. As further inducement to enter this note, the Company issued BHP 16,000 shares of restricted common stock. These shares were valued at $123,200 using the closing market price of the Company’s common stock on the date of issuance and were recorded as a debt discount that was amortized to interest expense over the term of the note. The Company accrued $12,500 and $22,750 of interest expense during the three months ended March 31, 2025 and 2024, respectively and recorded $38,056 and $68,750 of interest expense during the nine months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, this note was in default due to nonpayment before the maturity date.

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

Each share of the Series C preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Starting one month after the issuance of the shares, they were in default due to the Company’s failure to pay the cumulative dividend monthly as required by the agreement. Dividends may be paid in cash or in shares of Series C preferred stock at the discretion of the Company. Effective February 1, 2024, the sole owner of the Series C preferred stock agreed to stop accruing dividends. As of March 31, 2025 and June 30, 2024, the Company accrued Series C preferred stock dividends of $378,206 and $378,206, respectively.

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

As of March 31, 2025 and June 30, 2024, 1,125 shares of Series C preferred stock were issued and outstanding and recorded at stated value as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

Each share of the Series D preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Starting one month after the issuance of the shares, they were in default due to the Company’s failure to pay the cumulative dividend monthly as required by the agreement. Dividends may be paid in cash or in shares of Series D preferred stock at the discretion of the Company. Effective February 1, 2024, the sole owner of the Series D preferred stock agreed to stop accruing dividends. As of March 31, 2025 and June 30, 2024, the Company accrued Series D preferred stock dividends of $1,754,875 and $1,754,875, respectively.

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

As of March 31, 2025 and June 30, 2024, 3,000 shares of Series D preferred stock were issued and outstanding and recorded as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of March 31, 2025 and June 30, 2024, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

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

The Company had 130,000 and 130,000 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively.

Common Stock

As of March 31, 2025, we were authorized to issue up to 300,000,000 shares of common stock with a par value of $0.001.

The Company had 6,136,580 and 5,064,492 common shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively.

During the nine months ended March 31, 2025, the Company issued 97,088 shares of its common stock as part of the purchase price of Healthy Lifestyle USA LLC (see NOTE 7). Additionally, the Company issued 825,000 shares of its common stock and recognized $550,292 in stock-based compensation expense based on grant date fair values and vesting terms of awards granted for services and compensation. As of March 31, 2025, 25,000 shares of common stock that had been granted for services and compensation and had vested, had not been issued. As a result, we recorded common stock payable of $26,250. As of March 31, 2025, we had agreed to issue an additional 200,000 shares of our common stock to vest during future periods which will result in an additional $155,958 of stock-based compensation expense. The Company also issued 150,000 shares of its common stock to a third-party vendor to settle $91,568 of payables. The grant date fair value of these shares was $148,445 resulting in a $56,887 loss on settlement of payables.

During the nine months ended March 31, 2024, the Company issued a total of 2,200,000 shares of its common stock; 2,000,000 in conversion of Series B preferred stock recorded at par value of $2,201 and 200,000 shares for bitcoin miners recorded at the fair value of the shares of $309,300.

13. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Short-Term Lease

In January 2025, the Company entered a 12-month short-term lease that provides for approximately 1,500 usable square feet, which the Company intends to use as office space. The monthly lease payments are $2,000 per month and the Company paid an initial $4,000 for first and last months’ rent and a $6,000 security deposit, which is included in deposits assets on the balance sheet as of March 31, 2025. The lease agreement states that any extension or renewal of this lease shall require the execution of a new lease agreement with new terms and conditions and therefore the Company considers this a short-term lease.

14. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has determined that there are no material events to be disclosed except as follows:

On April 16, 2025, the Company entered into a sales representative agreement with a third-party for the term of one year. Under the agreement, the Company will market the third-party’s products and receive a commission based on total sales and reimbursable overhead costs associated with the agreement.

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

Financial

Through June 6, 2024, we operated our digital asset mining operations in one hosted facility in Granbury, Texas. The hosting and power purchase agreement for this facility requires the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s digital asset mining operations. As of June 7, 2024, all miners were disconnected from their power source. On February 7, 2025, the Company agreed to terminate the hosting and power purchase agreement. As a result, the hosting facility agreed to forgive $843,544 of payables and pay the Company $87,000 in exchange for the $578,147 deposit collected as part of the hosting and power purchase agreement. Accordingly, during the nine months ended March 31, 2025, the Company recognized a $352,397 gain on settlement of payables. The hosting facility further released the Company’s miners. As of the date of this filing, the Company is considering what to do with the miners. Our current options are to (1) sell and purchase newer models, such as Antiminer S21 or Whatsminer M66, (2) reconnect current miners on revenue share basis, or (3) sell and deploy capital to support newly launched health and wellness operations.

During the nine months ended March 31, 2025, the Company began online sales of health and wellness products and services through the Company’s websites, including prescription drugs and medical consultation services and post-consultation service support provided by Affiliated Medical Groups.

Additionally, during the nine months ended March 31, 2025, the Company began earning commission by informing, educating, and initiating sales of health and wellness products offered by a third party to potential customers.

Revenues from digital asset mining operations were $0 and $1,983,250 for the three months ended March 31, 2025 and 2024, respectively and $0 and $4,770,422 for the nine months ended March 31, 2025 and 2024, respectively. Revenues from online sales were $5,222 and $0 for the three months ended March 31, 2025 and 2024, respectively and $15,959 and $0 for the nine months ended March 31, 2025 and 2024, respectively. Revenues from commissions were $276,096 and $0 for the three months ended March 31, 2025 and 2024, respectively and $409,368 and $0 for the nine months ended March 31, 2025 and 2024, respectively.

When funds are available and market conditions allow, we also invest in certain denominations of digital assets to complement our mining operations. As of March 31, 2025, our digital assets at fair value totaled $836 and were comprised of Bitcoin (BTC).

Historically, we have funded our operations primarily from cash generated from our digital asset mining operations and proceeds from convertible notes payable and preferred stock. During the nine months ended March 31, 2025, the Company’s digital asset mining operations remained disconnected but we were able to fund operations by selling Bitcoin on hand as of June 30, 2024 for cash. During the nine months ended March 31, 2025, we generated negative cash flow from operations. We did not incur additional debt or issue securities for cash.

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2025 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2024

Revenues

Our digital asset mining revenues decreased to $0 during the three months ended March 31, 2025 from $1,983,250 during the three months ended December 31, 2024 and decreased to $0 during the nine months ended March 31, 2025 from $4,770,422 during the nine months ended March 31, 2024. This decrease was a result of the Company’s miners being disconnected from their power source on June 6, 2024.

Our online sales revenues increased to $5,222 during the three months ended March 31, 2025 from $0 during the three months ended March 31, 2024 and increased to $15,959 during the nine months ended March 31, 2025 from $0 during the nine months ended March 31, 2024. This increase was a result of the Company beginning online sales of health and wellness products and services after their acquisition of 51% of Healthy Lifestyle in August 2024.

Our commission revenues increased to $276,096 during the three months ended March 31, 2025 from $0 during the three months ended March 31, 2024 and increased to $409,368 during the nine months ended March 31, 2025 from $0 during the nine months ended March 31, 2024. This increase was a result of the Company receiving commissions for sales under an agreement with a third party that began in October of 2024.

Cost of Revenues

Cost of revenues – energy, hosting, and other was $0 and $1,197,523 in the three months ended March 31, 2025 and 2024, respectively and $0 and $3,209,083 in the nine months ended March 31, 2025 and 2024, respectively. Expenses associated with running our digital asset mining operations, such as energy and hosting costs, operating supplies, and consulting services are recorded as cost of revenues – energy, hosting, and other. The decrease in cost of revenues – energy, hosting, and other was a result of the Company’s miners being disconnected from their power source on June 6, 2024.

Cost of revenues – online products was $3,327 and $0 in the three months ended March 31, 2025 and 2024, respectively and $7,130 and $0 in the nine months ended March 31, 2025 and 2024, respectively. Expenses associated with fulfilling orders placed by our online sales customers are recorded as cost of revenues – online products. The increase in cost of revenues – online products was a result of the Company beginning online sales of health and wellness products and services after their acquisition of 51% of Healthy Lifestyle in August 2024.

General and administrative expenses increased to $1,129,360 in the three months ended March 31, 2025 from $240,002 in three months ended March 31, 2024. The increase resulted primarily from increases in officer compensation, salaries and wages, consulting fees, and rent, in addition to operation costs for Healthy Lifestyle. General and administrative expenses decreased to $2,089,773 in the nine months ended March 31, 2025 from $8,919,954 in nine months ended March 31, 2024. The decrease resulted primarily from non-cash, related party stock-based compensation expense. We reported non-cash, related party stock-based compensation of $0 and $8,300,000 in the nine months ended March 31, 2025 and 2024, respectively.

Depreciation and amortization decreased to $208,743 in the three months ended March 31, 2025 from $692,654 in the three months ended March 31, 2024 and decreased to $1,104,457 in the nine months ended March 31, 2025 from $2,171,938 in the nine months ended March 31, 2024. The decrease resulted primarily from a reduction in the cost basis of the Company’s digital asset miners.

Change in fair value of Bitcoin decreased to a $8,806 gain for the three months ended March 31, 2025 from a $452,808 gain in the three months ended March 31, 2024 and a decrease to a $8 gain for the nine months ended March 31, 2025 from a $568,224 gain in the nine months ended March 31, 2024.

In addition to the digital assets received as compensation for our mining services, we purchased various digital assets totaling $6,810,165 and $332,934 during the nine months ended March 31, 2025 and 2024, respectively. We also converted digital assets from one denomination to another based on our assessment of market conditions for each respective digital asset. The market values of individual digital asset denominations continually fluctuate, and the fluctuations may be material from day to day. During the nine months ended March 31, 2025 and 2024, we received total proceeds of $8,380,352 and $3,862,870, respectively, from the sale of digital assets and incurred transactions fees totaling $56,058 and $62,654, respectively, which are recorded in General and administrative expenses in our Statement of Operations. We realized a gain (loss) on sale of digital assets of ($23,902) and $11,923 in the nine months ended March 31, 2025 and 2024, respectively.

During the nine months ended March 31, 2025 and 2024, we disposed of $0 and $121,670 of property and equipment and impaired mining equipment and recognized impairment expense of $103,410 and $0, respectively.

Other Income (Expense)

Our other income (expense) was comprised of the following for the three and nine and months ended March 31:

	Three Months Ended March 31,
	2025	2024

Interest expense	$(12,658)	$(23,168)
Gain on sale of property and equipment	38,380	-
Gain (loss) on settlement of payables	352,397	-

Total other income (expense)	$378,119	$(23,168)

	Nine Months Ended March 31,
	2025	2024

Interest expense	$(38,716)	$(70,082)
Gain on sale of property and equipment	38,380	-
Gain (loss) on settlement of payables	295,510	-

Total other income (expense)	$295,174	$(70,082)

During the nine months ended March 31, 2024, we had one note payable outstanding for $500,000 which accrued interest at 18% per annum. During the nine months ended March 31, 2025, we had the same note payable outstanding with a reduced interest rate of 10% per annum (agreed to by the lender effective April 1, 2024), thus resulting in a decrease in interest expense compared to the prior period.

During the three months ended March 31, 2025 and 2024, we recognized a $352,397 and $0 gain, respectively, on settlement of payables with a third-party vendor. During the nine months ended March 31, 2025 and 2024, we recognized a $295,510 and $0 gain, respectively, on settlement of payables with third-party vendors.

During the three and nine months ended March 31, 2025 and 2024, we recognized a $38,380 and $0 gain, respectively, on the sale of property and equipment for the sale of 304 miners.

Net Loss Attributable to shareholders

As a result, during the nine months ended March 31, 2025 and 2024, we reported a net loss attributable to shareholders of $2,478,588 and $9,630,029, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2025, we had total current assets of $765,575, including cash of $482,221 and receivables, digital assets, prepaid expenses and other current assets, and deposits of $283,354 and total current liabilities of $3,016,649. We had total stockholders’ deficit of $5,338,591 as of March 31, 2025 compared to a stockholders’ deficit of $3,865,451 as of June 30, 2024.

Sources and Uses of Cash

During the nine months ended March 31, 2025, we used cash in operations of $739,728 as a result of our net loss of $2,608,163, non-cash loss on change in fair market value of digital assets of $8, realized loss on sale of digital assets of $23,902, lease payments, net of repayment of $7,200, other non-cash expenses of $1,468,733, decrease in prepaid expenses of $685,145 and accounts payable of $404,313 and increase in accrued expenses of $60,759,  deferred revenue of $203 and due to related party of $194,845 offset by increases in receivables of $129,651.

During the nine months ended March 31, 2024, we used cash in operations of $3,199,249 as a result of our net loss of $9,142,158, non-cash gain on change in fair market value of digital assets of $568,224, realized gain on sales of digital assets of $11,923, non-cash revenue recognized from Bitcoin mined of $4,770,422, an increase in prepaid expenses of $1,235, partially offset by non-cash stock-based compensation-related party of $8,300,000, other non-cash expenses of $2,293,608, the payment of operating expenses with digital assets worth $57,722 and increases in accounts payable of $285,742, accrued expenses of $68,750, and due to related party of $276,968.

During the nine months ended March 31, 2025, we provided net cash in investing activities of $1,125,754, comprised of net proceeds from the sale of digital assets of $8,380,352, cash acquired in acquisition of Healthy Lifestyle of $4,711, cash deposit received from subtenant of $7,500 offset by purchase of 51% interest in Healthy Lifestyle of $250,000, purchase of digital assets of $6,810,165, purchase of property and equipment of $2,242, purchase of leasehold improvements of $18,377 and purchase of intangible assets of $186,025.

During the nine months ended March 31, 2024, we provided net cash in investing activities of $3,528,196, comprised of net proceeds from the sale of digital currencies of $3,862,870 offset by the purchase of digital assets for $332,934 and the purchase of property and equipment for $1,740.

During the nine months ended March 31, 2025, we had no net cash provided or used in financing.

During the nine months ended March 31, 2024, we used net cash in financing activities of $193,150, comprised of repayment of related party advance of $118,150 and repayment of accrued interest on note payable of $75,000.

Going Concern

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of March 31, 2025, the Company’s current liabilities exceeded its current assets by $2,251,074 had an accumulated deficit of $87,545,323. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 and $0 as of March 31, 2025 and June 30, 2024, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of $670 thousand was acquired in fiscal year 2025. No goodwill impairment was recorded during the nine months ended March 31, 2025 and 2024.

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

Revenue Recognition

The following table presents the Company’s revenue by revenue source for the three months ended March 31:

	Three Months Ended March 31,
	2025	2024
Digital asset mining	$-	$1,983,250
Commissions	276,096	-
Online sales, net	5,222	-
	$281,318	$1,983,250

The following table presents the Company’s revenue by revenue source for the nine months ended March 31:

	Nine Months Ended March 31,
	2025	2024
Digital asset mining	$-	$4,770,422
Commissions	409,368	-
Online sales, net	15,959
	$425,327	$4,770,422

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

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with the mining pool operator. The transaction consideration the Company receives is net of a contractually agreed upon “mining pool operator fee” charged and kept by the mining pool operator and is noncash, in the form of Bitcoin. Given that the contract is continuously renewing and the duration is considered to be less than 24 hours, the Company measures the contract consideration at fair value on the date Bitcoin is received. The consideration is variable. The amount of consideration recognized is constrained to the amount of consideration received, which is when it is probable a significant reversal will not occur. There is no significant financing component or risk of a significant revenue reversal in these transactions due to the performance obligations and settlement of the transactions being on a daily basis.

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

The timing of commission revenue recognition may differ from the timing of payment by the Company’s customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. As of March 31, 2025 and June 30, 2024, the Company had receivables from commissions of $132,526 and $0, respectively.

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

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on market and cost plus estimates. For each of the three months and nine months ended March 31, 2025, service revenue represented less than 10% of consolidated revenues.

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

Payment for prescription medication is typically collected from the customer a few days in advance of product shipment in accordance with contract terms. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. As of March 31, 2025 and June 30, 2024, the Company had $203 and $0, respectively of deferred revenue from its online sales.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measured as of March 31, 2025
	Total carrying value	Level 1	Level 2	Level 3
Bitcoin	$836	$836	$-	$-

	Fair value measured as of June 30, 2024
	Total carrying value	Level 1	Level 2	Level 3
Bitcoin	$1,714,076	$1,714,076	$-	$-

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2025, we had no off-balance sheet arrangements.

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

1.

As of March 31, 2025, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of March 31, 2025, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of March 31, 2025, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2025, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES IN EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended March 31, 2025, the Company issued 800,000 shares of common stock for service rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the nine months ended March 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

INTEGRATED VENTURES, INC.

Dated: May 16, 2025	By:	/s/ Steve Rubakh
Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

