Form 10-K
period 2025-06-30
MedWellAI, Inc.
filed 2025-09-30
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-55681

MEDWELLAI, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	82-1725385
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2380 Drew Street, Suite 3, Clearwater, Florida 33765

(Address of principal executive offices) (Zip Code)

(813) 358-4400

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

On December 31, 2024, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was 2,228,681 based upon the closing price on that date of the common stock of the registrant as reported on the OTC Markets system of $1.07. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of September 24, 2025, the registrant had 6,236,580 shares of its common stock, $0.001 par value, issued and outstanding.

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

PART I

Item 1. Business.

We were incorporated in the State of Nevada on March 22, 2011 under the name Lightcollar, Inc. In March 2015, we changed our name to EMS Find, Inc. On May 30, 2017, Integrated Ventures, Inc. (“Integrated Ventures”), a Nevada corporation, was formed as a wholly owned subsidiary of the Company.  Pursuant to an Agreement and Plan of Merger dated May 30, 2017, Integrated Ventures was merged into the Company, with the Company being the surviving corporation and changing its name to Integrated Ventures, Inc. In July 2024, the Company formed three wholly-owned subsidiaries, MedWell Direct, LLC (“MedWell Direct”), MedWell Facilities, LLC (“MedWell Facilities”), and MedWell USA, LLC (“MedWell USA), all of which were organized in the State of Nevada. In June 2025, we changed our name to MedWellAI, Inc.

On August 29, 2024, the Company, through MedWell Direct, consummated its acquisition of 51% of the membership interests of Healthy Lifestyle USA LLC, a Florida limited liability company (“Healthy Lifestyle”).

We are a diversified holdings company that develops, acquires, operates, and invests in unique and profitable businesses. Our business focus is on AI-driven healthcare and wellness solutions. Currently, the company operates through their subsidiary MedWell USA, a B2B e-commerce platform for distributing pharmaceutical products, particularly GLP medications for weight loss and diabetes management. It features an AI-powered ordering system with real-time inventory tracking, smart suggestions, and dedicated support for healthcare providers like wellness clinics, med spas, and corporate wellness facilities.

Recent Material Developments

During the year ended June 30, 2025, due to regulatory hurdles, management decided to no longer pursue their online sales business which was obtained through the acquisition of Healthy Lifestyles USA LLC.  As a result, goodwill of $670,329 was fully impaired.

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

Financial

Through June 6, 2024, we operated our digital asset mining operations in one hosted facility in Granberry, Texas. The hosting and power purchase agreement for this facility requires the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s digital asset mining operations. As of June 7, 2024, all miners were disconnected from their power source. On February 7, 2025, the Company agreed to terminate the hosting and power purchase agreement. As a result, the hosting facility agreed to forgive $843,544 of payables and pay the Company $87,000 in exchange for the $578,147 deposit collected as part of the hosting and power purchase agreement. Accordingly, during the year ended June 30, 2025, the Company recognized a $352,397 gain on settlement of payables. The hosting facility further released the Company’s miners. During the year ended June 30, 2025 the Company sold many of their miners and reported their digital asset mining operations as discontinued operations in its financial statements.

Revenues from online sales, which are no longer being pursued due to regulatory hurdles, were $17,837 and $0 for the years ended June 30, 2025 and 2024, respectively. Revenues from commissions were $576,931 and $0 for the years ended June 30, 2025 and 2024, respectively.

Historically, we have funded our operations primarily from cash generated from our digital asset mining operations and proceeds from convertible notes payable and preferred stock. During the year ended June 30, 2025, the Company’s digital asset mining operations were discontinued but digital assets generated prior to the discontinuation and on hand as of June 30, 2024 were sufficient to fund operations during the year ended June 30, 2025.  During the years ended June 30, 2025 and 2024, we generated negative cash flow from operations. We did not incur additional debt or issue securities for cash.

Additional Capital Requirements

To continue to operate, complete and successfully operate our business and to fund future operations, we may need to raise additional capital for expansion or other expenses of operations. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing operations, and potential new development and administrative support expenses. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. If additional financing is required, we cannot be certain that it will be available to us on favorable terms, or at all.

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

Our revenues are concentrated in a small number of customers and they may decrease significantly if we were to lose one of these customers.

One customer generated approximately 96% of our revenue during the year ended June 30, 2025. This high concentration of revenue from a limited number of customers creates a risk that our revenue may decrease substantially if we were to lose any significant customer. We cannot assure you that our current main customers will continue to purchase our products and services in the future.

Our use of artificial intelligence (AI) or other emerging technologies could adversely impact our business and financial results.

We deploy AI and other emerging technologies in various facets of our operations and we continue to explore further use cases for AI. The rapid advancement of these technologies presents opportunities for our business endeavors but also entails risks, including that AI-generated content, analyses, or recommendations we utilize could be deficient, or that our competitors may more quickly or effectively adopt AI capabilities. Our use of AI or other emerging technologies could also exacerbate regulatory, cybersecurity and other significant risks.

Effective development, management, and use of AI technologies is novel and complex, and there are technical challenges associated with achieving desired levels of accuracy, efficiency, and reliability. The algorithms and models utilized in AI systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios or to render explainable outputs. Furthermore, there are risks associated with the fact that the platforms providing AI models are in many cases owned and operated by emerging companies with less contractual and compliance sophistication. These factors may undermine our ability to effectively utilize AI or create competitive disadvantages should our competitors more skillfully make use of AI capabilities. Further, if we are unable to effectively manage the use of AI technologies by our employees, our confidential information, intellectual property, or reputation could be put at risk.

The emergence of AI and other technologies may exacerbate other risks, including those related to regulation, litigation, compliance issues, ethical concerns, confidentiality, and data privacy or security. For example, regulatory uncertainty related to AI or other emerging technologies may require significant resources to adjust business practices to comply with developing laws. Several governmental authorities have already proposed or enacted laws and other guidance governing AI, such as the EU Artificial Intelligence Act. These and other developing obligations may prevent or make it harder for us to conduct or enhance our business using AI, or lead to regulatory fines, penalties, or other liability. Further, use of AI technologies could lead to unintended consequences, such as data leakage, healthcare fraud and abuse, cybersecurity incidents, intellectual property infringement, or unintended biases.

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

Our overall strategy in combatting cybersecurity risks includes a variety of measures, including:

●	the use of antivirus software, virtual private networks, email security, as well as other software and system-wide measures such as multi-factor authorization to prevent and detect data intrusions;

●	deployment of updates and patches as they become available from our software suppliers and consultants and maintaining the current versions of major software to reduce the exposure to vulnerabilities;

●	the use of third-party services to conduct mandatory online training for all employees regarding identifying and avoiding cyber-security risks;

●	the review of the security procedures used by third parties that may host or otherwise have access to our systems;

●

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

Item 2. Properties.

Our corporate offices are located at 2380 Drew Street, Suite 3, Clearwater, Florida 33765. Our telephone number is (813) 358-4400.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQB marketplace operated by OTCMarkets under the symbol “MWAI.”

Holders

As of September 24, 2025, there were 31 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name. The Company is authorized to issue 300,000,000 shares of common stock.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business.

Equity Compensation Plan Information

As of June 30, 2025, there were no equity compensation plan under which our common stock is authorized for issuance.

Recent Sales of Unregistered Securities

There were no sales by the Company of unregistered securities not previously reported in the Company’s periodic filings for its fiscal year ended June 30, 2025.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in this Annual Report and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this report.

GENERAL

We were incorporated in the State of Nevada on March 22, 2011 under the name Lightcollar, Inc. In March 2015, we changed our name to EMS Find, Inc. On May 30, 2017, Integrated Ventures, Inc. (“Integrated Ventures”), a Nevada corporation, was formed as a wholly owned subsidiary of the Company.  Pursuant to an Agreement and Plan of Merger dated May 30, 2017, Integrated Ventures was merged into the Company, with the Company being the surviving corporation and changing its name to Integrated Ventures, Inc. In July 2024, the Company formed three wholly-owned subsidiaries, MedWell Direct, LLC (“MedWell Direct”), MedWell Facilities, LLC (“MedWell Facilities”), and MedWell USA, LLC (“MedWell USA), all of which were organized in the State of Nevada. In June 2025, we changed our name to MedWellAI, Inc.

On August 29, 2024, the Company, through MedWell Direct, consummated its acquisition of 51% of the membership interests of Healthy Lifestyle USA LLC, a Florida limited liability company (“Healthy Lifestyle”).

We are a diversified holdings company that develops, acquires, operates, and invests in unique and profitable businesses. Our business focus is on AI-driven healthcare and wellness solutions. Currently, the company operates through their subsidiary MedWell USA, a B2B e-commerce platform for distributing pharmaceutical products, particularly GLP medications for weight loss and diabetes management. It features an AI-powered ordering system with real-time inventory tracking, smart suggestions, and dedicated support for healthcare providers like wellness clinics, med spas, and corporate wellness facilities.

Financial

Through June 6, 2024, we operated our digital asset mining operations in one hosted facility in Granbury, Texas. The hosting and power purchase agreement for this facility requires the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s digital asset mining operations. As of June 7, 2024, all miners were disconnected from their power source. On February 7, 2025, the Company agreed to terminate the hosting and power purchase agreement. As a result, the hosting facility agreed to forgive $843,544 of payables and pay the Company $87,000 in exchange for the $578,147 deposit collected as part of the hosting and power purchase agreement. Accordingly, during the year ended June 30, 2025, the Company recognized a $352,397 gain on settlement of payables. The hosting facility further released the Company’s miners. During the year ended June 30, 2025 the Company sold many of their miners and reported their digital asset mining operations as discontinued operations in its financial statements.

Revenues from online sales, which are no longer being pursued due to regulatory hurdles, were $17,837 and $0 for the years ended June 30, 2025 and 2024, respectively. Revenues from commissions were $576,931 and $0 for the years ended June 30, 2025 and 2024, respectively.

Historically, we have funded our operations primarily from cash generated from our digital asset mining operations and proceeds from convertible notes payable and preferred stock. During the year ended June 30, 2025, the Company’s digital asset mining operations were discontinued but digital assets generated prior to the discontinuation and on hand as of June 30, 2024 were sufficient to fund operations during the year ended June 30, 2025.  During the years ended June 30, 2025 and 2024,we generated negative cash flow from operations. We did not incur additional debt or issue securities for cash.

Recent Material Developments

During the year ended June 30, 2025, due to regulatory hurdles, management decided to no longer pursue their online sales business which was obtained through the acquisition of Healthy Lifestyles USA LLC.  As a result, goodwill of $670,329 and intangible assets of $81,796 were fully impaired.

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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2025 COMPARED TO THE YEAR ENDED JUNE 30, 2024

Revenues

Our online sales revenues increased to $17,837 during the year ended June 30, 2025 from $0 during the year ended June 30, 2024. This increase was a result of the Company beginning online sales of health and wellness products and services after their acquisition of 51% of Healthy Lifestyle in August 2024.

Our commission revenues increased to $576,931 during the year ended June 30, 2025 from $0 during the year ended June 30, 2024. This increase was a result of the Company receiving commissions for sales under agreements with  third parties that began in October of 2024.

Cost of Revenues

Cost of revenues – online products were $8,094 and $0 during the years ended June 30, 2025 and 2024, respectively, and represent the cost associated with fulfilling orders placed by our online sales customers. The increase in cost of revenues – online products was a result of the Company beginning online sales of health and wellness products and services after their acquisition of 51% of Healthy Lifestyle in August 2024.

Selling and marketing expenses were $65,030 and $0 during the years ended June 30, 2025 and 2024, respectively, and represents the cost associated with informing, educating, and initiating sales of health and wellness products offered by a third party to customers. The increase in selling and marketing costs was a result of the Company entering the health and wellness industry during the year ended June 30, 2025.

General and administrative expenses decreased to $2,554,291 in the year ended June 30, 2025 from $9,279,955 in the year ended June 30, 2024. The decrease resulted primarily from non-cash stock-based compensation expense. We reported non-cash stock-based compensation of $599,542 and $8,300,000 in the year ended June 30, 2025 and 2024, respectively.

Depreciation and amortization increased to $31,908 in the year ended June 30, 2025 from $0 in the year ended June 30, 2024. The increase in depreciation and amortization in the current fiscal year is due primarily to the purchase of property and equipment and intangible assets for use in the Company’s health and wellness business.

Change in fair value of Bitcoin for the year ended June 30, 2025, decreased to $0 in comparison to a gain of $327,126 for the year ended June 30, 2024.

In addition to the digital assets received as compensation for our mining services, we purchased various digital assets totaling $6,810,165 and $1,718,278 during the year ended June 30, 2025 and 2024, respectively. We also converted digital assets from one denomination to another based on our assessment of market conditions for each respective digital asset. The market values of individual digital asset denominations continually fluctuate, and the fluctuations may be material from day to day. During the year ended June 30, 2025 and 2024, we received total proceeds of $8,380,352 and $5,891,683, respectively, from the sale of digital assets and incurred transactions fees totaling $56,058 and $110,864, respectively, which are recorded in General and administrative expenses in our Statement of Operations. We realized a gain (loss) on sale of digital assets of $(23,894) and $(118,110) in the year ended June 30, 2025 and 2024, respectively.

During the year ended June 30, 2025 and 2024, we impaired intangible assets and goodwill by recognizing an impairment expense of $752,125 and $0, respectively.

Other Income (Expense)

Our other income (expense) was comprised of the following for the years ended June 30:

	2025	2024

Interest expense	$(52,239)	$(83,046)
Loss on settlement of payables	(56,887)	-

	$(109,126)	$(83,046)

During the years ended June 30, 2025 and 2024, we had one note payable outstanding for $500,000 with a reduced interest rate of 10% per annum (agreed to by the lender effective April 1, 2024), resulting in a decrease in interest expense compared to the prior year.

During the years ended June 30, 2025 and 2024, we recognized a $56,887 loss and $0 gain, respectively, on settlement of payables with third-party vendors.

During the years ended June 30, 2025 and 2024, we recognized net losses from discontinued operations of $829,557 and $2,370,572, respectively, as the company strategically moved from the digital asset mining industry to health and wellness industry.

Net Loss Attributable to Shareholders

As a result, we reported a net loss of $3,607,145 in the year ended June 30, 2025, compared to a net loss of $12,012,228 in the year ended June 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2025, we had total current assets of $418,773, including cash of $401,310, receivables of $287, prepaid expenses and other current assets of $10,956, deposits, current of $6,000, and current assets held for sale of $220 and total current liabilities of $3,055,910. We had total stockholders’ deficit attributable to shareholders of $6,624,599 as of June 30, 2025 compared to a stockholders’ deficit of $3,865,451 as of June 30, 2024.

Sources and Uses of Cash

During the year ended June 30, 2025, we used cash in operations of $935,312 as a result of our net loss from continuing operations of $2,949,700, lease payments, net of repayment of $14,766, partially offset by a realized loss on sale of digital assets of $23,894, a loss on settlement of payables of $56,887,other non-cash expenses of $1,383,574, the payment of operating expenses with digital assets worth $3,244, decreases receivables of $2,588 and prepaid expenses of $115,034, and increases accounts payable of $99,594, accrued expenses of $35,205, deferred revenue of $203 and due to related party of $279,399.

During the year ended June 30, 2024, we used cash in operations of $1,059,934 as a result of our net loss from continuing operations of $9,153,785, a gain from the change in fair value of digital assets of $327,126, and an increase in prepaid expenses of $242,035, and decreases in accounts payable of $108,671, offset by increases accrued expenses of $81,389, amounts due to related party of $390,294, and non-cash expense of $8,300,000.

During the year ended June 30, 2025, net cash provided by investing activities – continuing operations was $1,103,246, comprised of net proceeds from the sale of digital assets of $8,380,352, cash acquired in acquisition of Healthy Lifestyle of $4,711, cash deposit received from subtenant of $7,500 offset by purchase of 51% interest in Healthy Lifestyle of $250,000, purchase of digital assets of $6,810,165 and the purchase of property and equipment of $2,242, purchase of leasehold improvements of $40,885 and purchase of intangible assets of $186,025.

During the year ended June 30, 2024, net cash provided by investing activities – continuing operations was $4,173,405, comprised of net proceeds from the sale of digital assets of $5,891,683 offset by the purchase of digital assets of $1,718,278.

During the year ended June 30, 2025, we did not have any net cash used in or provided by financing activities.

During the year ended June 30, 2024, we had net cash used in financing activities – continuing operations of $243,150 comprised of a repayment of notes payable of $125,000 and repayment of a related party short term advance of $118,150.

Going Concern

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of June 30, 2025, the Company’s current liabilities exceeded its current assets by $2,637,137 and the Company had an accumulated deficit of $88,673,880. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

There can be no assurances that the Company will be successful in attaining a profitable level of operations or in generating additional cash from the equity/debt markets or other sources to fund its operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Should the Company not be successful in its business plan or in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to the accompanying consolidated financial statements.  The following is a summary of those accounting policies that involve significant estimates and judgment of management.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received

Digital Assets

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

Property and Equipment

Property and equipment, consisting primarily of computer, other equipment, and leasehold improvements is stated at the lower of cost or estimated realizable value and is depreciated when placed into service using the straight-line method over estimated useful lives. Management has assessed the basis of depreciation of these assets and believes they should be depreciated over three – five years depending on the asset. Computers, due to their technological obsolescence reflecting rapid development of hardware that have faster processing capacity and other factors are depreciated over three years.  Leasehold improvements are depreciated over five years representing the lease term.  Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not, the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of approximately $670,000 was created when the Company acquired 51% of the membership interests of Healthy Lifestyle (see Note 8). However, management made a strategic decision to abandon the business of Healthy Lifestyle and during the year ended June 30, 2025 and 2024, we impaired goodwill by recognizing impairment expense of $670,329 and $0, respectively.

Discontinued Operations

The Company follows the provisions of ASC 205-20, Presentation of Discontinued Operations, which requires separate reporting if a company sells part of its business.  In order to recognize discontinued operation a major product line or division of an entity must be both a component and a strategic shift in operations.  The Company assessed its digital miners and determined they met the criteria of ASC 205-20.

Mezzanine

Series C and D preferred stock that contain certain default provisions requiring mandatory cash redemption that are outside the control of the Company are recorded as Mezzanine in the accompanying balance sheets.

Stock-Based Compensation

The Company accounts for all equity-based payments in accordance with ASC Topic 718, Compensation – Stock Compensation. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock awards, stock options, warrants and other equity-based compensation issued. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The fair value of a stock award is recorded at the fair market value of a share of the Company’s stock on the grant date. The Company estimates the fair value of stock options and warrants at the grant date by using an appropriate fair value model such as the Black-Scholes option pricing model or multinomial lattice models.

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

The following table presents the Company’s revenue by revenue source for the years ended June 30:

	2025	2024

Commissions	$576,931	$-
Online sales, net	17,837	-

	$594,768	$-

Commissions

The Company earns commissions by informing, educating, and initiating sales of health and wellness products offered by a third party to customers. The commissions earned is based on the gross sales of products to customers less costs and fees. Periodically, the third party computes the commission payable since the previous Reconciliation Date. The third party then pays the Company the amount due. The transactions price is set as the commissions to be received based on the agreed terms. The commissions are earned at a point in time upon the successful sale of products to a customer.

The timing of commission revenue recognition may differ from the timing of payment by the Company’s customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. As of June 30, 2025, the Company had receivables from commissions of $0.

Online Sales

The Company’s online sales, which are no longer being pursued due to regulatory hurdles, consisted of sales of health and wellness products and services through the Company’s websites, including prescription drugs. In contracts that contained prescription products issued as the result of a consultation, revenue also included medical consultation services and post-consultation service support provided by Affiliated Medical Groups (defined below). The Company defined its customer as an individual who purchased products or services through its websites. The transaction price in the Company’s contracts with customers was the total amount of consideration to which the Company expected to be entitled in exchange for transferring products or services to the customer.

The Company’s contracts that contain prescription products issued as the result of a consultation primarily included the following performance obligations: access to (i) products, as well as medication adjustments, as applicable, and (ii) consultation services, as well as post-consultation service support, as applicable. Revenue was recognized at the time the related performance obligation was satisfied by transferring the promised product to the customer and, in contracts that contain services, by the provision of consultation services to the customer. The Company satisfied its performance obligation for products at a point in time, which was upon delivery of the products to a third-party carrier. The Company satisfied its performance obligation for consultation services typically within one day and for post-consultation service support over the contract term. The customer obtained control of the products and services upon the Company’s completion of its performance obligations.

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on market and cost plus estimates. For years ended June 30, 2025, service revenue represented less than 10% of consolidated revenues.

To fulfill its promise to customers for contracts that include professional medical consultations, the Company maintained relationships with various “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services. The Company accounts for service revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company determines which Affiliated Medical Group and Provider provides the consultation to the customer; (ii) the Company is primarily responsible for the satisfactory fulfillment and acceptability of the services; (iii) the Company incurs costs for consultation services even for visits that do not result in a prescription and the sale of products; and (iv) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

Additionally, to fulfill its promise to customers for contracts that include sale of prescription products, the Company maintained relationships with certain third-party pharmacies (“Partner Pharmacies” or individually, a “Partner Pharmacy”). The Company accounted for prescription product revenue as a principal in the arrangement with its customers. This conclusion was reached because (i) the Company had sole discretion in determining which pharmacy fills a customer’s prescription; (ii) the pharmacies filled the prescription based on fulfillment instructions provided by the Company; (iii) the Company was primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) the Company was responsible for refunds of the prescription medication after transfer of control to the customer; and (v) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

Payment for prescription medication was typically collected from the customer a few days in advance of product shipment in accordance with contract terms. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. As of June 30, 2025, the Company had $287 of receivables for its online sales.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

Fair value measured as of June 30, 2025
	Total carrying value	Level 1	Level 2	Level 3
Bitcoin	$-	$-	$-	$-

	Fair value measured as of June 30, 2024
	Total carrying value	Level 1	Level 2	Level 3
Bitcoin	$1,714,076	$1,714,076	$-	$-

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

As of June 30, 2025 and 2024, the fair values of cash, receivables, prepaid expenses and other current assets, accounts payable, and accrued expenses approximated their carrying values because of their short-term nature.

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

In November 2023, the FASB issued 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve the disclosures about reportable segments and include more detailed information about a reportable segment’s expenses. This ASU also requires that a public entity with a single reportable segment, like the Company, provide all of the disclosures required as part of the amendments and all existing disclosures required by Topic 280. The ASU should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 during the year ended June 30, 2025.

In November 2024, the FASB issued ASU No. 2024-03 “Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 aim to improve the decision usefulness of expense information on public business entities’ income statement through the disaggregation of relevant expense captions in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

There were no other accounting pronouncements issued or proposed by the FASB during the year ended June 30, 2025 and through the date of filing this report which the Company believes will have a material impact on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Disclosure under Item 7A is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

MedWellAI, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MedWellAI, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MedWellAI, Inc. (the Company) as of June 30, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2025 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the company has incurred recurring losses from operations and had not yet achieved profitable operations as of June 30, 2025 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

The Company generates revenues from commissions earned by initiating sales of health and wellness products offered by a third party to customers. These arrangements require significant judgment regarding how and when commissions are recognized. As disclosed in the notes to the consolidated financial statements, management’s estimate of the commissions earned but not yet paid is based on reports received from the third party and is recorded as a receivable when the Company has an unconditional right to payment.

Given the operational complexities inherent in commission arrangements—including timing of customer transactions, reconciliation schedules, and verification of gross sales—the assessment of commission revenue recognition requires an understanding of transaction processes, reporting methodologies, and timing differences between the third party and the Company. As such, auditing management’s evaluation of the accounting for commission revenues involved significant judgment and procedures over the completeness and accuracy of underlying sales data and commission calculations.

We evaluated the appropriateness and accuracy of management’s assessment in relation to our understanding of the commission arrangement, including review of the third-party commission reports, reconciliation of transactions, verification of the timing of commission payments, confirming third-party commission reports and assessment of management’s methodology for estimating receivables.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

The Woodlands, TX

September 30, 2025

MedWellAI, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2025	2024

ASSETS
Current assets:
Cash	$401,310	$57,815
Receivables	287	-
Digital Assets	-	1,714,076
Prepaid expenses and other current assets	10,956	249,200
Deposits, Current	6,000	-
Current assets held for sale	220	578,147
Total current assets	418,773	2,599,238

Other assets:
Property and equipment, net	42,069	-
Intangible assets, net	51,430	-
Operating lease right-of-use assets	95,509	-
Deposits, noncurrent	125,000	-
Other assets held for sale	72,719	1,343,453
Total other assets	386,727	1,343,453

TOTAL ASSETS	$805,500	$3,942,691

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$123,620	$132,115
Accrued expenses	62,837	27,632
Deferred revenue	203	-
Accrued preferred stock dividends	2,133,081	2,133,081
Operating lease liability, current	26,750	-
Due to related party	209,419	46,771
Notes payable in default, net of debt discount	500,000	500,000
Current liabilities held for sale	-	843,543
Total current liabilities	3,055,910	3,683,142
Long Term Liabilities
Sub-lease security deposit	7,500	-
Operating lease liability, long-term	77,525	-
Long term liabilities held for sale	-	-
Total Liabilities	3,140,935	3,683,142

Mezzanine:
Series C preferred stock, $0.01 par value, 3,000 shares authorized, 1,125 shares issued and outstanding as of June 30, 2025 and June 30, 2024	1,125,000	1,125,000
Series D preferred stock, $0.01 par value, 4,000 shares authorized, 3,000 shares issued and outstanding as of June 30, 2025 and June 30, 2024	3,000,000	3,000,000

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, $0.001 par value, 1,000,000 shares authorized, 500,000 shares issued and outstanding as of June 30, 2025 and June 30, 2024	500	500
Series B preferred stock, $0.001 par value, 1,000,000 shares authorized, 130,000 shares issued and outstanding as of June 30, 2025 and June 30, 2024	130	130
Common stock payable	26,250	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 6,186,580 and 5,064,492 shares issued and outstanding as of June 30, 2025 and June 30, 2024, respectively	6,183	5,064
Additional paid in capital	82,016,218	81,195,590
Accumulated deficit	(88,673,880)	(85,066,735)
Total Stockholders' deficit of MedWellAI, Inc. and Subsidiaries	(6,624,599)	(3,865,451)
Noncontrolling interest	164,164	-
Total stockholders' deficit	(6,460,435)	(3,865,451)

Total liabilities, mezzanine and stockholders' deficit	$805,500	$3,942,691

The accompanying notes are an integral part of these consolidated financial statements.

MedWellAI, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2025	2024

Revenue:
Commissions	576,931	-
Online sales, net	17,837	-
Total revenue	594,768	-

Costs and expenses:
Cost of revenues - online products	8,094	-
Selling and marketing	65,030	-
General and administrative	2,554,291	9,279,755
Depreciation and amortization	31,908	-
Change in fair value of digital assets	-	(327,126)
Realized (gain) loss on sale/purchase of digital assets	23,894	118,110
Impairment expense	752,125	-
Total operating expenses	3,435,342	9,070,739

Income (loss) from operations	(2,840,574)	(9,070,739)

Other income (expense):
Interest expense	(52,239)	(83,046)
Loss on settlement of payables	(56,887)	-
Total other income (expense)	(109,126)	(83,046)

Income (loss) from continued operations before income taxes	(2,949,700)	(9,153,785)
Provision for income taxes	-	-

Net income (loss) from continued operations	(2,949,700)	(9,153,785)
Net income (loss) from discontinued operations	(829,557)	(2,370,572)

Net income (loss)	(3,779,257)	(11,524,357)
Net income (loss) attributable to noncontrolling interest	(172,112)	-
Net income (loss) attributable to MedWellAI, Inc.	(3,607,145)	(11,524,357)

Dividends on Preferred Stock	-	(487,871)

Net income (loss) attributable to shareholders	$(3,607,145)	$(12,012,228)

Continuing operations:
Net income (loss) per common share attributable to shareholders, basic	$(0.49)	$(2.18)
Net income (loss) per common share attributable to shareholders, diluted	$(0.49)	$(2.18)

Weighted average number of common shares outstanding, basic	5,705,232	4,413,096
Weighted average number of common shares outstanding, diluted	5,705,232	4,413,096
Discontinuing operations:
Net income (loss) per common share attributable to shareholders, basic	$(0.15)	$(0.65)
Net income (loss) per common share attributable to shareholders, diluted	$(0.15)	$(0.65)

Weighted average number of common shares outstanding, basic	5,705,232	4,413,096
Weighted average number of common shares outstanding, diluted	5,705,232	4,413,096

The accompanying notes are an integral part of these consolidated financial statements.

MedWellAI, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED JUNE 30, 2025 AND 2024

	Series C		Series D		Series A		Series B		Common			Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Capital	Deficit	Interest	Total
Balance, June 30, 2023	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	100,000	$100	$-	2,864,492	$2,864	$72,588,520	$(73,101,867)	$-	$(509,883)
Cumulative effect adjustment upon adoption of ASU 2023-08	-	-	-	-	-	-	-	-	-	-	-	-	47,360	-	47,360
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	-	-	(20,000)	(20)	-	2,000,000	2,000	(1,980)	-	-	-
Issuance of Series B preferred stock for related party compensation	-	-	-	-	-	-	50,000	50	-	-	-	8,299,950	-	-	8,300,000
Issuance of common stock for the purchase of bitcoin miners	-	-	-	-	-	-	-	-	-	200,000	200	309,100	-	-	309,300
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	(487,871)	-	(487,871)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(11,524,357)	-	(11,524,357)
Balance, June 30, 2024	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	130,000	$130	$-	5,064,492	$5,064	$81,195,590	$(85,066,735)	$-	$(3,865,451)
Common stock issued for investment in Healthy Lifestyle USA LLC	-	-	-	-	-	-	-	-	-	97,088	97	99,903	-	-	100,000
Recognition of noncontrolling interest in acquisition	-	-	-	-	-	-	-	-	-	-	-	-	-	336,276	336,276
Common stock issued for services	-	-	-	-	-	-	-	-	26,250	875,000	875	572,417	-	-	599,542
Common stock issued for settlement of liabilities	-	-	-	-	-	-	-	-	-	150,000	150	148,305	-	-	148,455
Net loss	-	-	-	-	-	-	-	-	-	-	(3)	3	(3,607,145)	(172,112)	(3,779,257)
Balance, June 30, 2025	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	130,000	$130	$26,250	6,186,580	$6,183	$82,016,218	$(88,673,880)	$164,164	$(6,460,435)

The accompanying notes are an integral part of these consolidated financial statements.

MedWellAI, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(2,949,700)	$(9,153,785)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31,907	-
Impairment expense	752,125	-
Stock-based compensation - related party	-	8,300,000
Stock-based compensation	599,542	-
Realized loss (gain) on sale/purchase of digital assets	23,894	-
Loss on settlement of payables	56,887	-
Lease cost, net of repayment	14,766	-
Change in fair value of digital assets	-	(327,126)
Operating cost paid with digital assets	3,244	-
Changes in operating assets and liabilities:
Receivables	2,588	-
Digital currencies	-	-
Prepaid expenses and other current assets	115,034	(242,035)
Accounts payable	99,594	(108,671)
Accrued expenses	35,205	81,389
Deferred revenue	203	-
Due to related party	279,399	390,294
Net cash provided by (used in) operating activities - continuing	(935,312)	(1,059,934)
Net cash provided by (used in) operating activities - discontinuing	86,781	(3,068,764)
Net cash provided by (used in) operating activities	(848,531)	(4,128,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition of Healthy Lifestyle USA LLC	4,711	-
Purchase of 51% interest in Healthy Lifestyle USA LLC	(250,000)	-
Net proceeds from the sale of digital assets	8,380,352	5,891,683
Purchase of digital assets	(6,810,165)	(1,718,278)
Purchase of property and equipment	(2,242)	-
Purchase of leasehold improvements	(40,885)	-
Purchase of intangible assets	(186,025)	-
Cash deposit received from subtenant	7,500	-
Net cash provided by (used in) investing activities - continuing	1,103,246	4,173,405
Net cash provided by (used in) investing activities - discontinuing	88,780	(1,740)
Net cash provided by (used in) investing activities	1,192,026	4,171,665

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of accrued interest on note payable	-	(125,000)
Repayment of related party advance	-	(118,150)
Net cash provided by (used in) financing activities - continuing	-	(243,150)
Net cash provided by (used in) financing activities - discontinuing	-	-
Net cash provided by (used in) financing activities	-	(243,150)

Net increase (decrease) in cash	343,495	(200,183)
Cash, cash equivalents, and restricted cash - beginning of period	57,815	257,998
Cash, cash equivalents, and restricted cash - end of period	$401,310	$57,815

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$30,000	$76,657
Income taxes	$-	$-
Non-cash investing and financing activities - continuing:
Common Stock issued for purchase of 51% interest in Healthy Lifestyle USA LLC	$100,000	$-
Common stock payable in exchange for settlement of liabilities	$148,455	$-
Recognition of lease liability and ROU asset at lease commencement	$112,746	$-
Accrued compensation repaid with digital assets	$-	$640,661
Accrued preferred stock dividends	$-	$487,871
Cumulative effect upon adoption of ASU 2023-08	$-	$47,360
Conversion of Series B preferred stock for common stock	$-	$2,000
Payment of amounts due to related party with digital assets	$116,751	$-
Interest on notes payable paid with digital assets	$-	$50,000
Non-cash investing and financing activities - discontinuing:
Common stock issued for purchase of bitcoin miners	$-	$309,300
Purchase of bitcoin miners with digital assets	$-	$36,750

The accompanying notes are an integral part of these consolidated financial statements.

MedWellAI, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2025 and 2024

1. ORGANIZATION

Organization

We were incorporated in the State of Nevada on March 22, 2011 under the name Lightcollar, Inc. In March 2015, we changed our name to EMS Find, Inc. On May 30, 2017, Integrated Ventures, Inc. (“Integrated Ventures”), a Nevada corporation, was formed as a wholly owned subsidiary of the Company.  Pursuant to an Agreement and Plan of Merger dated May 30, 2017, Integrated Ventures was merged into the Company, with the Company being the surviving corporation and changing its name to Integrated Ventures, Inc. In July 2024, the Company formed three wholly-owned subsidiaries, MedWell Direct, LLC (“MedWell Direct”), MedWell Facilities, LLC (“MedWell Facilities”), and MedWell USA, LLC (“MedWell USA), all of which were organized in the State of Nevada. In June 2025, we changed our name to MedWellAI, Inc.

On August 29, 2024, the Company, through MedWell Direct, consummated its acquisition of 51% of the membership interests of Healthy Lifestyle USA LLC, a Florida limited liability company (“Healthy Lifestyle”).

We are a diversified holdings company that develops, acquires, operates, and invests in unique and profitable businesses. Our business focus is on AI-driven healthcare and wellness solutions. Currently, the company operates through their subsidiary MedWell USA, a B2B e-commerce platform for distributing pharmaceutical products, particularly GLP medications for weight loss and diabetes management. It features an AI-powered ordering system with real-time inventory tracking, smart suggestions, and dedicated support for healthcare providers like wellness clinics, med spas, and corporate wellness facilities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that at times may exceed federally insured limits.  For the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents at June 30, 2025.

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 and $0 as of June 30, 2025 and June 30, 2024, respectively.

Digital Assets

Digital assets are included in current assets in the Balance Sheets due to the Company’s ability to sell bitcoin in a highly liquid marketplace and the sale of bitcoin to fund operating expenses to support operations. The proceeds from the sale of digital assets and the purchase of digital assets are included within investing activities in the accompanying Statement of Cash Flows. Digital Assets awarded to the Company through its mining activities, a discontinued operation, were accounted for in connection with the Company’s revenue recognition policy. Following the adoption of ASU 2023-08 effective July 1, 2023, the Company measures digital assets at fair value with changes recognized in operating expenses in the Statement of Operations. The Company tracks its cost basis of digital assets by-wallet in accordance with the first-in-first-out (“FIFO”) method of accounting. Refer to Note 5. Digital Assets, for further information regarding the Company’s impact of the adoption of ASU 2023-08.

Property and Equipment

Property and equipment, consisting primarily of computer, other equipment, and leasehold improvements is stated at the lower of cost or estimated realizable value and is depreciated when placed into service using the straight-line method over estimated useful lives. Management has assessed the basis of depreciation of these assets and believes they should be depreciated over three – five years depending on the asset. Computers, due to their technological obsolescence reflecting rapid development of hardware that have faster processing capacity and other factors are depreciated over three years.  Leasehold improvements are depreciated over five years representing the lease term.  Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of approximately $670,000 was created when the Company acquired 51% of the membership interests of Healthy Lifestyle (see Note 8). However, management made a strategic decision to abandon the business of Healthy Lifestyle and during the year ended June 30, 2025 and 2024, we impaired goodwill by recognizing impairment expense of $670,329 and $0, respectively.

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

Discontinued Operations

The Company follows the provisions of ASC 205-20, Presentation of Discontinued Operations, which requires separate reporting if a company sells part of its business.  In order to recognize discontinued operation a major product line or division of an entity must be both a component and a strategic shift in operations.  The Company assessed its digital asset mining business and determined it met the criteria of ASC 205-20. We disclosed our discontinued operations separately in the consolidated balance sheets, statements of operations, and statements of cash flows as items held for sale and discontinued operations. See Note 16. Discontinued Operations.

Mezzanine

Series C and D preferred stock that contain certain default provisions requiring mandatory cash redemption that are outside the control of the Company are recorded as Mezzanine in the accompanying balance sheets.

Stock-Based Compensation

The Company accounts for all equity-based payments in accordance with ASC Topic 718, Compensation – Stock Compensation. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock awards, stock options, warrants and other equity-based compensation issued. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The fair value of a stock award is recorded at the fair market value of a share of the Company’s stock on the grant date. The Company estimates the fair value of stock options and warrants at the grant date by using an appropriate fair value model such as the Black-Scholes option pricing model or multinomial lattice models.

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

The following table presents the Company’s revenue by revenue source for the years ended June 30:

	2025	2024

Commissions	$576,931	$-
Online sales, net	17,837	-
	$594,768	$-

During the year ended June 30, 2025 we had a concentration of revenue to one customer representing approximately 96% of our total revenue.

Commissions

The Company earns commissions by informing, educating, and initiating sales of health and wellness products offered by a third party to customers. The commissions earned is based on the gross sales of products to customers less costs and fees. Periodically, the third party computes the commission payable since the previous Reconciliation Date. The third party then pays the Company the amount due. The transactions price is set as the commissions to be received based on the agreed terms. The commissions are earned at a point in time upon the successful sale of products to a customer.

The timing of commission revenue recognition may differ from the timing of payment by the Company’s customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. As of June 30, 2025, the Company had receivables from commissions of $0.

Online Sales

The Company’s online sales, which are no longer being pursued due to regulatory hurdles, consisted of sales of health and wellness products and services through the Company’s websites, including prescription drugs. In contracts that contained prescription products issued as the result of a consultation, revenue also included medical consultation services and post-consultation service support provided by Affiliated Medical Groups (defined below). The Company defined its customer as an individual who purchased products or services through its websites. The transaction price in the Company’s contracts with customers was the total amount of consideration to which the Company expected to be entitled in exchange for transferring products or services to the customer.

The Company’s contracts that contain prescription products issued as the result of a consultation primarily included the following performance obligations: access to (i) products, as well as medication adjustments, as applicable, and (ii) consultation services, as well as post-consultation service support, as applicable. Revenue was recognized at the time the related performance obligation was satisfied by transferring the promised product to the customer and, in contracts that contain services, by the provision of consultation services to the customer. The Company satisfied its performance obligation for products at a point in time, which was upon delivery of the products to a third-party carrier. The Company satisfied its performance obligation for consultation services typically within one day and for post-consultation service support over the contract term. The customer obtained control of the products and services upon the Company’s completion of its performance obligations.

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on market and cost plus estimates. For years ended June 30, 2025, service revenue represented less than 10% of consolidated revenues.

To fulfill its promise to customers for contracts that include professional medical consultations, the Company maintained relationships with various “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services. The Company accounts for service revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company determines which Affiliated Medical Group and Provider provides the consultation to the customer; (ii) the Company is primarily responsible for the satisfactory fulfillment and acceptability of the services; (iii) the Company incurs costs for consultation services even for visits that do not result in a prescription and the sale of products; and (iv) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

Additionally, to fulfill its promise to customers for contracts that include sale of prescription products, the Company maintained relationships with certain third-party pharmacies (“Partner Pharmacies” or individually, a “Partner Pharmacy”). The Company accounted for prescription product revenue as a principal in the arrangement with its customers. This conclusion was reached because (i) the Company had sole discretion in determining which pharmacy fills a customer’s prescription; (ii) the pharmacies filled the prescription based on fulfillment instructions provided by the Company; (iii) the Company was primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) the Company was responsible for refunds of the prescription medication after transfer of control to the customer; and (v) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

Payment for prescription medication was typically collected from the customer a few days in advance of product shipment in accordance with contract terms. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. As of June 30, 2025, the Company had $287 of receivables for its online sales.

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

The following table presents potentially dilutive securities that were not included in the computation of diluted net income per share as their inclusion would be anti-dilutive as of June 30:

	2025	2024

Convertible preferred stock	13,233,588	13,233,588

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

Fair value measured as of June 30, 2025
	Total carrying value	Level 1	Level 2	Level 3
Bitcoin (see NOTE 5)	$-	$-	$-	$-

	Fair value measured as of June 30, 2024
	Total carrying value	Level 1	Level 2	Level 3
Bitcoin (see NOTE 5)	$1,714,076	$1,714,076	$-	$-

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

As of June 30, 2025 and 2024, the fair values of cash, receivables, prepaid expenses and other current assets, accounts payable, and accrued expenses approximated their carrying values because of their short-term nature.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements. The Company elected to early adopt ASU 2023-08 for the year ended June 30, 2024, effective as of July 1, 2023, which had a material impact on the consolidated financial statements. Refer to Note 5. Digital Assets, for further information.

In November 2023, the FASB issued 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve the disclosures about reportable segments and include more detailed information about a reportable segment’s expenses. This ASU also requires that a public entity with a single reportable segment, like the Company, provide all of the disclosures required as part of the amendments and all existing disclosures required by Topic 280. The ASU should be applied retrospectively to all prior periods presented in the consolidated financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We adopted ASU 2023-07 during the year ended June 30, 2025. See Note 4. Operating Segments for further detail.

In November 2024, the FASB issued ASU No. 2024-03 “Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 aim to improve the decision usefulness of expense information on public business entities’ income statement through the disaggregation of relevant expense captions in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

There were no new accounting pronouncements issued or proposed by the FASB during the year ended June 30, 2025 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

 3.  GOING CONCERN

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of June 30, 2025, the Company’s current liabilities exceeded its current assets by $2,637,137 and the Company had an accumulated deficit of $88,673,880. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

4. OPERATING SEGMENTS

The Company operates as a single operating segment, focusing on acquiring, launching, and operating companies in the rapidly growing health and wellness sector.

The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income (loss) that is reported on the income statement. The measure of segment assets is reported on the balance sheet as total assets.

5. DIGITAL ASSETS

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

The following table presents the Company’s significant Digital Asset holdings as of June 30, 2025 and June 30, 2024, respectively:

	Quantity	Cost Basis	Fair Value
Bitcoin	-	$-	$-
Total digital assets held as of June 30, 2025		$-	$-

	Quantity	Cost Basis	Fair Value
Bitcoin	27.35	$1,824,999	$1,714,076
Total digital assets held as of June 30, 2024		$1,824,999	$1,714,076

The following table presents a roll-forward of total digital assets for the year ended June 30, 2025, based on the fair value model under ASU 2023-08:

Fair Value
Balance as of June 30, 2024	$1,714,076
Operating expenses paid with digital assets	(3,244)
Amount due to related party paid with digital assets	(116,751)
Proceeds from sale of digital assets	(8,380,352)
Purchase of digital assets	6,810,165
Realized gain (loss) on sales/purchase of digital assets	(23,894)
Balance as of June 30, 2025	$-

The following table presents a roll-forward of total digital assets for the year ended June 30, 2024, based on the fair value model under ASU 2023-08:

Fair Value
Balance as of June 30, 2023	$447,425
Cumulative effect upon adoption of ASU 2023-08	47,360
Revenue recognized from Bitcoin mined (137.07 BTC) [1]	5,863,935
Proceeds from sale of Digital Assets	(5,891,683)
Purchase of Digital Assets	1,718,278
Operating expenses paid with Digital Assets [1]	(70,954)
Amount due to related party paid with Digital Assets	(640,661)
Purchase of property and equipment with Digital Assets	(36,750)
Accrued interest on notes payable paid with Digital Assets	(50,000)
Change in fair value of Digital Assets	327,126
Balance as of June 30, 2024	$1,714,076

[1] Revenue and expenses from bitcoin mined are presented as discontinued operations

6.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30:

	2025	2024

Furniture and equipment	$2,242	$-
Leasehold improvements	40,885	-

Total	43,127	-
Less accumulated depreciation and amortization	(1,058)	-

Net	$42,069	$-

Depreciation expense, for the years ended June 30, 2025 and 2024 was $1,058 and $0, respectively.

7.  INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30:

	Useful Lives	2025	2024

Website	3 years	$71,250	$-
Less accumulated amortization		(19,820)	-
Net website		$51,430	$-

Software	3 years	$138,525	$-
Less accumulated amortization		(11,029)	-
Less impairment		(62,496)
Net software		$-	$-

Domain name	10 years	$16,500	$-
Less impairment		(16,500)	-
Net domain name		$-	$-

Trademark	10 years	$2,800	$-
Less impairment		(2,800)	-
Net trademark		$-	$-

Total intangible assets, net		$51,430	$-

Amortization expense for the years ended June 30, 2025 and 2024 was $30,849 and $0, respectively.

8. BUSINESS COMBINATION

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

During the year ended June 30, 2025 and 2024, we impaired goodwill by recognizing impairment expense of $670,329 and $0, respectively.

The table below represents the pro forma revenue and net income (loss) for the years ended June 30, 2025 and 2024, assuming the acquisition had occurred on July 1, 2023, pursuant to ASC Subtopic 805-10-50. This pro forma information does not purport to represent what the actual results of our operations would have been had the acquisition occurred on this date nor does it purport to predict the results of operations for future periods.

	June 30, 2025	June 30, 2024
Revenue	$17,837	$250
Net (loss)	$(387,030)	$(38,961)
Loss per common share	$(0.07)	$(0.01)

9. OPERATING LEASE

In August 2024, the Company entered a 12-month operating lease with an option to extend for four additional one-year periods which the Company is reasonably certain they will exercise. The lease provides for approximately 750 square feet of rentable area which the Company intends to sublease. The monthly lease payments are $2,000 the first year, $2,250 for the second year, $2,500 for the third year, $2,750 for the fourth year, and $3,000 for the fifth year of the lease. On the commencement date of the lease, the Company recorded $112,746 related to the ROU asset and lease liability.

Operating lease expense was $26,766 and $0 for the years ended June 30, 2025 and June 30, 2024, respectively. Operating cash flows used for the operating leases during the years ended June 30, 2025 and 2024, was $12,000 and $0, respectively. As of June 30, 2025, the weighted average remaining lease term was 4.09 years, and the weighted average discount rate was 10%.

Future minimum lease payments under the lease as of June 30, 2025, were as follows:

2026	$32,750
2027	29,750
2028	32,750
2029	35,750
Thereafter	3,000
Total	134,000
Less: Interest	(29,725)
Present value of lease liability	104,275
Operating lease liability, current [1]	(26,750)
Operating lease liability, long term	$77,525

[1]	Represents lease payments to be made in the next 12 months.

10.  RELATED PARTY TRANSACTIONS

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

During the year ended June 30, 2025, Mr. Rubakh’s annual salary was $250,000 ($62,500 quarterly). In addition, $400,000 of bonuses ($100,000 quarterly) were approved by the Board of Directors.

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

Total compensation expense included in general and administrative expenses was $650,000 and $8,850,000 for the years ended June 30, 2025 and 2024, respectively.  Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $209,419 and $46,771 as of June 30, 2025 and June 30, 2024, respectively.

During the year ended June 30, 2024, Mr. Rubakh converted 20,000 shares of Series B preferred stock into 2,000,000 shares of common stock in a transaction recorded at the par value of the shares.

On December 15, 2021, the Company and Tioga Holding, LLC, a related party owned 50% by Mr. Rubakh, entered into a Property Lease and Power Purchase Agreement for the use by the Company of facilities located in Tioga, Pennsylvania. The Company’s sole obligation under the agreement is to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s cryptocurrency mining operations.  The term of the agreement is 36 months.  Mining operations at this facility terminated in September 2023 due to the significant increase in power cost by the local utility. During the year ended June 30, 2025 and 2024, the Company incurred power expense of $0 and $96,527 from Tioga Holdings, LLC.

11.  NOTES PAYABLE

On June 15, 2022, the Company entered into a Loan Agreement and Promissory Note with BHP Capital NY, Inc. (“BHP”) in the amount of $500,000. The note matured on January 15, 2023, and bares a flat interest charge of $130,000 that shall not be reduced or pro-rated in the event of prepayment. In addition, upon an event of default, the Note bares default interest of 18% per annum. Effective April 1, 2024, the lender agreed to reduce the default interest to 10% per annum. This note is secured by assets and equipment of the Company. As further inducement to enter this note, the Company issued BHP 16,000 shares or restricted common stock. These shares were valued at $123,200 using the closing market price of the Company’s common stock on the date of issuance and were recorded as a debt discount that was amortized to interest expense over the term of the note. The Company accrued $50,694 and $81,389 of interest expense during the year ended June 30, 2025 and 2024, respectively. The Company repaid $30,000 cash and $125,000 ($75,000 via cash and $50,000 via Bitcoin) during the year ended June 30, 2025 and 2024, respectively. As of June 30, 2025, this note was in default due to nonpayment before the maturity date.

12.  MEZZANINE

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

Each share of the Series C preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Starting one month after the issuance of the shares, they were in default due to the Company’s failure to pay the cumulative dividend monthly as required by the agreement. Dividends may be paid in cash or in shares of Series C preferred stock at the discretion of the Company. Effective February 1, 2024, the sole owner of the Series C preferred stock agreed to stop accruing dividends. As of June 30, 2025 and 2024, the Company accrued Series C preferred stock dividends of $378,206 and $378,206, respectively.

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

As of June 30, 2025 and 2024, 1,125 shares of Series C preferred stock were issued and outstanding and recorded at stated value as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

Each share of the Series D preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Starting one month after the issuance of the shares, they were in default due to the Company’s failure to pay the cumulative dividend monthly as required by the agreement. Dividends may be paid in cash or in shares of Series D preferred stock at the discretion of the Company. Effective February 1, 2024, the sole owner of the Series D preferred stock agreed to stop accruing dividends. As of June 30, 2025 and 2024, the Company accrued Series D preferred stock dividends of $1,754,875 and $1,754,875, respectively.

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

As of June 30, 2025 and 2024, 3,000 shares of Series D preferred stock were issued and outstanding and recorded as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

13.  STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of June 30, 2025 and 2024, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

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

The Company had 130,000 and 130,000 shares issued and outstanding as of June 30, 2025 and 2024, respectively.

Common Stock

As of June 30, 2025, we were authorized to issue up to 300,000,000 shares of common stock with a par value of $0.001.

The Company had 6,186,580 and 5,064,492 common shares issued and outstanding as of June 30, 2025 and 2024, respectively.

During the year ended June 30, 2025, the Company issued 97,088 shares of its common stock as part of the purchase price of Healthy Lifestyle USA LLC (see Note 8. Business Combination). Additionally, the Company issued 875,000 shares of its common stock and recognized $599,592 in stock-based compensation expense based on grant date fair values and vesting terms of awards granted for services and compensation. As of June 30, 2025, 25,000 shares of common stock that had been granted for services and compensation and had vested, had not been issued. As a result, we recorded common stock payable of $26,250. As of June 30, 2025, we had agreed to issue an additional 150,000 shares of our common stock to vest during future periods which will result in an additional $106,708 of stock-based compensation expense. The Company also issued 150,000 shares of its common stock to a third-party vendor to settle $91,568 of payables. The grant date fair value of these shares was $148,445 resulting in a $56,887 loss on settlement of payables.

During the year ended June 30, 2024, the Company issued a total of 2,200,000 shares of its common stock: 2,000,000 in conversion of Series B preferred stock recorded at par value of $2,000 and 200,000 shares for the purchase of bitcoin miners recorded at the fair value of the shares or $309,300.

14.  COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Short-Term Lease

In January 2025, the Company entered a 12-month short-term lease that provides for approximately 1,500 usable square feet, which the Company intends to use as office space. The monthly lease payments are $2,500 per month and the Company paid an initial $4,000 towards first and last months’ rent and a $6,000 security deposit, which is included in deposits assets on the balance sheet as of June 30, 2025. The lease agreement states that any extension or renewal of this lease shall require the execution of a new lease agreement with new terms and conditions and therefore the Company considers this a short-term lease.

15.  INCOME TAXES

For the years ended June 30, 2025 and 2024, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of June 30, 2025, the Company has net operating loss carry forwards of approximately $17.6 million that can be carried forward indefinitely. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s income tax expense (benefit) differs from the “expected” tax expense (benefit) for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to income (loss) before income taxes), as follows:

	Years Ended June 30,
	2025	2024

Tax benefit at the statutory rate	$(793,644)	$(2,385,012)
State income taxes, net of federal income tax benefit	1,390,469	412,104
Non-deductible items	298,644	2,572,289
Non-taxable items		-
Change in valuation allowance	(895,469)	(599,381)

Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2020 through 2024 remain open to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax asset at June 30, 2025 and 2024, respectively, are as follows:

	June 30,
	2025	2024

Net operating loss carryforward	$3,696,356	$3,108,883
Accumulated depreciation	(21,904)	(329,900)
Less valuation allowance	(3,674,452)	(2,778,983)

Net	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets as of June 30, 2025 and 2024 were fully offset by a 100% valuation allowance.

16. DISCONTINUED OPERATIONS

Through June 6, 2024, we operated our digital asset mining operations in a hosted facility in Granbury, Texas. As of June 7, 2024, all miners were disconnected from their power source and many were sold during the year ended June 30, 2025. This marked a strategic shift in the Company’s operations.

The following is a reconciliation of major classes of assets and liabilities classified as held for sale on our consolidated balance sheets:

	June 30,
	2025	2024
Major classes of assets included as held for sale
Prepaid expenses and other current assets	$220	$-
Deposits, current	-	578,147
Current assets held for sale	220	578,147

Property and equipment, net	72,719	1,343,453
Other assets held for sale	72,719	1,343,453

Total major classes of assets held for sale in the consolidated balance sheets	$72,939	$1,921,600

Major classes of liabilities included as discontinued operations
Accounts payable	$-	$843,543

Total major classes of liabilities held for sale in the consolidated balance sheets	$-	$843,543

The following is a reconciliation of major classes of revenue and expenses classified as discontinued operations on our consolidated income statements:

	During the Years Ended June 30,
	2025	2024
Major classes of line items constituting net income (loss) from discontinued operations
Digital asset mining revenue	$-	$5,863,935
Cost of revenues – energy, hosting, and other	-	(3,930,336)
Depreciation and amortization	(1,097,276)	(2,835,225)
Loss on disposition of property and equipment	-	(367,404)
Impairment expense	(173,458)	(1,101,542)
Gain on settlement of payables	352,397
Gain on sale of property and equipment	88,780	-
Total major classes of line items constituting net income (loss) from discontinued operations	$(829,557)	$(2,370,572)

Digital Asset Mining - Revenue

To generate revenue from mining bitcoin, the Company had entered into a digital asset mining pool by executing a contract, as amended from time to time, with the mining pool operator to provide computing power to the mining pool. The contract was terminable at any time by either party without penalty and the Company’s enforceable right to compensation only began when the Company provided computing power to the mining pool operator. In exchange for providing computing power, we were entitled to a Full-Pay-Per-Share payout of Bitcoin based on a contractual formula, which primarily calculated the hash rate provided by us to the mining pool as a percentage of total network hash rate, and other inputs. We were entitled to consideration even if a block was not successfully placed by the mining pool operator. As of June 7, 2024, all miners were disconnected from their power source and many were sold during the year ended June 30, 2025.

Digital Asset Mining - Expenses

During the years ended June 30, 2025 and 2024, the Company discontinued the use of damaged or non-serviceable mining equipment and wrote off its net book value of $0 and $367,404, respectively, to loss on disposition of property and equipment.

During the year ended June 30, 2025 and 2024, we impaired mining equipment and recognized impairment expense of $103,410 and $1,101,542, respectively.

Digital Asset Mining - Gains

On February 7, 2025, the Company agreed to terminate its hosting and power purchase agreement. As a result, the hosting facility agreed to forgive $843,544 of payables and pay the Company $87,000 in exchange for the $578,147 deposit collected as part of the hosting and power purchase agreement. Accordingly, during the year ended June 30, 2025, the Company recognized a $352,397 gain on settlement of payables. The hosting facility further released the Company’s miners.

During the years ended June 30, 2025 and 2024, we recognized a $88,780 and $0 gain, respectively, on the sale of property and equipment for the sale of 304 miners.

17.  SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has determined there are no material events to be disclosed except as follows:

The Company entered into a share exchange agreement, pursuant to which, on August 1, 2025, the Company amended and restated the Certificate of Designation for its Series C Preferred Stock, effecting the consolidation of the Series C Preferred Stock and Series D Preferred Stock classes into a single series of preferred stock. Per the share exchange agreement, 1,500 shares of Series C Preferred Stock and 3,000 shares of Series D Preferred Stock will be exchanged for 6,500 Series C Preferred shares.  Concurrent to this agreement, $2,133,081 in accrued and unpaid dividends will be retired.

The following is a summary of the terms of the Series C Preferred Stock, as amended:

Dividends. Holders of Series C Preferred Stock shall be entitled to receive, and the Company shall pay, dividends on shares of Series C Preferred Stock equal to (on an as-if-converted-to-Common-Stock basis) and in the same form as dividends actually paid on shares of the Company’s Common Stock (the “Common Stock”) when, as and if such dividends are paid on shares of the Common Stock.

Voting Rights. The Series C Preferred Stock will vote together with the Common Stock on an as-converted basis subject to certain beneficial ownership limitations. In addition, for as long as any shares of Series C Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series C Preferred Stock (a) amend or alter the rights, powers, or preferences of the Series C Preferred Stock; (b) authorize or issue any class of stock senior to, or otherwise pari passu with, the Series C Preferred Stock; (c) amend the Company’s charter documents in a way that adversely affects the Series C Preferred Stock; (d) increase the number of authorized shares of Series C Preferred Stock; or (e) enter into any agreement with respect to any of the foregoing.

Liquidation. Upon any Liquidation (as defined in the Certificate of Amendment), holders of Series C Preferred Stock shall be entitled to receive the Stated Value of their shares plus any accrued and unpaid dividends or other applicable fees, before any distribution is made to holders of junior securities. If the Company’s assets are insufficient to pay all such amounts in full, they will be distributed pro rata among holders of Series C Preferred Stock based on the amounts otherwise payable.

Conversion. Each share of Series C Preferred Stock shall be convertible, at any time and from time to time at the option of the holder thereof, into the number of shares of Common Stock, subject to certain ownership limitations set forth in the Certificate of Amendment. The number of shares of Common Stock issuable upon conversion by dividing the Stated Value of the Series Preferred Stock by the Conversion Price, which equals to the previous Trading Day’s closing price of the Common Stock. The Conversion Price is subject to adjustments and restrictions set forth in Section 7 of the Certificate of Amendment.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of June 30, 2025, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

27

2.

As of June 30, 2025, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of June 30, 2025, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2025, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Corrective Action

Management plans to address the structure of the Board of Directors and discuss adding an audit committee during the fiscal year ending June 30, 2026.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and positions of our current executive officers and directors.

Name and Address	Age	Position(s) Held

Steve Rubakh	62	President, CEO, CFO, Secretary, and Director

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

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this report. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, at 2380 Drew Street, Suite 3, Clearwater, Florida 33765 (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

Other Information about our Board of Directors

During our fiscal year ended June 30, 2025, our Board of Directors acted by written consent 15  times.

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

Section 16(a) Compliance by Officers and Directors

Based solely upon a review of Mr. Steve Rubakh, our CEO, we believe that we did not need to, and we did not file any Forms 3, 4 or 5 during the fiscal year ended June 30, 2025.

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

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities, including that of director, during the fiscal years ended June 30, 2025 and 2024 awarded to, earned by or paid to our executive officer.

Name and Principal Position	Year	Salary (2) ($)	Bonus (2) ($)	Stock Awards (3) ($)	Option and Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Steve Rubakh	2025	250,000	400,000	-	-	-	-	-	650,000
Chief Executive Officer, Chief Financial Officer and Director(1)	2024	250,000	300,000	8,300,000	-	-	-	-	8,850,000

(1)	Mr. Rubakh was appointed as CEO, CFO and Director on April 1, 2015.

(2)

The Board of Directors of the Company set the annual compensation for Steve Rubakh to include annual salary of $250,000 effective April 1, 2021. In addition, the Board of Directors approved a bonus of $50,000 per quarter beginning the quarter ended June 30, 2021 and $100,000 per quarter beginning the quarter ended March 31, 2024.

(3)

For the years ended June 30, 2025 and 2024, the Board of Directors authorized the issuance of 0 and 50,000 shares of Series B preferred stock, respectively, as part of Mr. Rubakh’s compensation package. The Series B preferred stock is convertible into 100 shares of common stock and is valued for financial reporting purposes on an “as converted to common” basis, using the closing market price of the Company’s common stock on the issuance date.

Accrued compensation payable to Steve Rubakh as of June 30, 2025 and 2024 was $209,419 and $46,771, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock, Series A Preferred Stock and Series B preferred stock as of September 24, 2025, for:

i.	each person or entity who, to our knowledge, beneficially owns more than 5% of each class or series of our outstanding stock;
ii.	each executive officer and named officer;
iii.	each director; and
iv.	all of our officers and directors as a group.

Except as indicated in the footnotes to the following table, the persons named in the table has sole voting and investment power with respect to all shares of common stock and preferred stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 2380 Drew Street, Suite 3, Clearwater, Florida 33765.

	Name of	Amount and Nature of		Percent of	Total Voting
Title of Class	Beneficial Owners	Ownership(1)		Class(2)	Shares

Common stock, $0.001 par value	Steve Rubakh(3) 2380 Drew Street, Suite 3, Clearwater, Florida 33765	3,153,701	(3)	50.6%	3,153,701	(3)

Series A preferred stock, $0.001 par value	Steve Rubakh(3)(4)	500,000		100%	500,000,000

Series B preferred stock, $0.001 par value	Steve Rubakh(3)(5)	130,000		100%	13,000,000

Series C preferred stock, $0.001 par value	BHP Capital NY, Inc. (6)	6,500		100%	13,163,224

Total voting shares	Steve Rubakh				516,153,701

All officers and directors (one person)					516,153,701

Percentage of voting shares					96.95%

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

(2)	As of September 24, 2025, a total of 6,236,580 shares of the Company’s common stock are outstanding.

(3)

Mr. Rubakh owns 2,859,797 shares of common stock directly and has voting control over 293,904 shares held by Stanislav Rubakh and Kim Rubakh, and, as a result, has voting control over 3,153,701 shares of common stock. Mr. Rubakh holds 130,000 shares of Series B Convertible Preferred Stock directly, convertible into 13,000,000 shares of common stock and representing 13,000,000 total voting shares. Mr. Rubakh also owns all of the outstanding 500,000 shares of the super-voting Series A Preferred stock representing 500,000,000 voting shares.

(4)	The Series A preferred stock is not convertible into common stock but is representative of 50,000,000 shares of common stock solely for voting purposes.

(5)

As of September 24, 2025, a total of 130,000 shares of the Company’s Series B preferred stock are outstanding. The Series B preferred stock is convertible into 13,000,000 shares of common stock, and the holder has the right to vote, together with holders of Common Stock, on an as “converted basis.”

(6)

As of September 24, 2025, a total of 6,500 Series C preferred stock are outstanding. The Series C preferred stock is convertible into 13,163,224 shares of common stock, and the holder has the right to vote, together with holders of Common Stock, on an as “converted basis”. The natural person with voting power on behalf of BHP Capital NY Inc. is Bryan Pantofel.

Applicable percentage ownership in the preceding table is based on approximately 6,236,580 shares of common stock outstanding as of September 24, 2025 plus, for everyone, any securities that individual has the right to acquire within 60 days of September 24, 2025. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

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

The Board of Directors of the Company set the current annual compensation for Steve Rubakh to include annual salary of $250,000 per year effective April 1, 2021. Total compensation expense included in general and administrative expenses was $650,000 and $550,000 for the years ended June 30, 2025 and 2024, respectively. Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $209,419 and $46,771 as of June 30, 2025 and 2024, respectively.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the years ended June 30, 2025 and 2024, the aggregate fees billed by M&K CPAS PLLC for professional services rendered for the audit (including quarterly reviews) of our annual financial statements included in our annual report on Form 10-K were $74,250 and $70,000, respectively.

Audit fees consist of amounts billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement.

Audit-Related Fees

For the years ended June 30, 2025 and 2024, the aggregate fees billed by M&K CPAS PLLC for audit-related fees were $2,750 and $0, respectively. Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees.”

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

MEDWELLAI, INC.

/s/ Steve Rubakh	September 30, 2025
Steve Rubakh, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steve Rubakh	September 30, 2025
Steve Rubakh, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	Date

