Form 10-Q
period 2025-09-30
MedWellAI, Inc.
filed 2025-11-14
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

(813) 384-8480

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

As of November 10, 2025, the registrant had 6,236,580 shares of its common stock, $0.001 par value, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

MedWellAI, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2025	2025
	(Unaudited)

ASSETS
Current assets:
Cash	$223,221	$401,310
Receivables	-	287
Prepaid expenses and other current assets	12,200	10,956
Deposits, Current	6,000	6,000
Current assets held for sale	220	220
Total current assets	241,641	418,773

Other assets:
Property and equipment, net	47,008	42,069
Intangible assets, net	45,492	51,430
Operating lease right-of-use assets	90,731	95,509
Deposits, noncurrent	125,000	125,000
Other assets held for sale	-	72,719
Total other assets	308,231	386,727

TOTAL ASSETS	$549,872	$805,500

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$102,714	$123,620
Accrued expenses	76,146	62,837
Deferred revenue	-	203
Accrued preferred stock dividends	-	2,133,081
Operating lease liability, current	27,500	26,750
Due to related party	328,007	209,419
Notes payable in default, net of debt discount	500,000	500,000
Series C convertible preferred stock, $0.01 par value, 6,500 shares authorized, 6,500 shares issued and outstanding as of September 30, 2025	6,500,000	-
Current liabilities held for sale	-	-
Total current liabilities	7,534,367	3,055,910
Long Term Liabilities
Sub-lease security deposit	7,500	7,500
Operating lease liability, long-term	72,797	77,525
Long term liabilities held for sale	-	-
Total Liabilities	7,614,664	3,140,935

Mezzanine:
Series C preferred stock, $0.01 par value, 3,000 shares authorized, 1,125 shares issued and outstanding as of June 30, 2025	-	1,125,000
Series D preferred stock, $0.01 par value, 4,000 shares authorized, 3,000 shares issued and outstanding as of June 30, 2025	-	3,000,000

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, $0.001 par value, 1,000,000 shares authorized, 500,000 shares issued and outstanding as of September 30, 2025 and June 30, 2025	500	500
Series B preferred stock, $0.001 par value, 1,000,000 shares authorized, 130,000 shares issued and outstanding as of September 30, 2025 and June 30, 2025	130	130
Common stock payable	26,250	26,250
Common stock, 0.001 par value, 300,000,000 shares authorized, 6,236,580 and 6,186,580 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively	6,183	6,183
Additional paid in capital	82,065,468	82,016,218
Accumulated deficit	(89,325,758)	(88,673,880)
Total Stockholders' deficit of MedWellAI, Inc. and Subsidiaries	(7,227,227)	(6,624,599)
Noncontrolling interest	162,435	164,164
Total stockholders' deficit	(7,064,792)	(6,460,435)

Total liabilities, mezzanine and stockholders' deficit	$549,872	$805,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedWellAI, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2025	2024

Revenue:
Commissions	$94,887	$-
Online sales, net	1,207	1,148
Total revenue	96,094	1,148

Costs and expenses:
Cost of revenues - online products	-	388
Selling and marketing	18,324	-
General and administrative	395,497	335,214
Depreciation and amortization	8,307	2,792
Change in fair value of digital assets	-	(19,538)
Realized (gain) loss on sale/purchase of digital assets	-	271,276
Total operating expenses	422,128	590,132

Income (loss) from operations	(326,034)	(588,984)

Other income (expense):
Interest expense	(12,936)	(13,060)
Loss on settlement of payables	-	(56,887)
Loss on exchange of Series C & D preferred shares	(241,918)	-
Total other income (expense)	(254,854)	(69,947)

Income (loss) from continued operations before income taxes	(580,888)	(658,931)
Provision for income taxes	-	-

Net income (loss) from continued operations	(580,888)	(658,931)
Net income (loss) from discontinued operations	(72,719)	(584,318)

Net income (loss)	(653,607)	(1,243,249)
Net income (loss) attributable to noncontrolling interest	(1,729)	(27,202)
Net income (loss) attributable to MedWellAI, Inc.	(651,878)	(1,216,047)

Dividends on Preferred Stock	-	-

Net income (loss) attributable to shareholders	$(651,878)	$(1,216,047)

Continuing operations:
Net income (loss) per common share attributable to shareholders, basic	$(0.09)	$(0.13)
Net income (loss) per common share attributable to shareholders, diluted	$(0.09)	$(0.13)

Weighted average number of common shares outstanding, basic	6,186,580	5,077,156
Weighted average number of common shares outstanding, diluted	6,186,580	5,077,156
Discontinuing operations:
Net income (loss) per common share attributable to shareholders, basic	$(0.01)	$(0.12)
Net income (loss) per common share attributable to shareholders, diluted	$(0.01)	$(0.12)

Weighted average number of common shares outstanding, basic	6,186,580	5,077,156
Weighted average number of common shares outstanding, diluted	6,186,580	5,077,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedWellAI, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	Series C		Series D		Series A		Series B		Common			Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock	Common Stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Capital	Deficit	Interest	Total
Balance, June 30, 2024	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	130,000	$130	$-	5,064,492	$5,064	$81,195,590	$(85,066,735)	$-	$(3,865,451)
Common stock issued for investment in Healthy Lifestyles USA, LLC	-	-	-	-	-	-	-	-	-	97,088	97	99,903	-	-	100,000
Recognition of noncontrolling interest in acquisition	-	-	-	-	-	-	-	-	-	-	-	-	-	336,276	336,276
Common stock payable in exchange for settlement of liabilities	-	-	-	-	-	-	-	-	148,455	-	-	-	-	-	148,455
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,216,047)	(27,202)	(1,243,249)
Balance, September 30, 2024	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	130,000	$130	$148,455	5,161,580	$5,161	$81,295,493	$(86,282,782)	$309,074	$(4,523,969)

Balance, June 30, 2025	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	130,000	$130	$26,250	6,186,580	$6,183	$82,016,218	$(88,673,880)	$164,164	$(6,460,435)
Share exchange agreement with BHP Capital	(1,125)	(1,125,000)	(3,000)	(3,000,000)	-	-	-	-	-	-	-	-	-	-	-
Recognition of noncontrolling interest in acquisition	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-	-	-	50,000	-	49,250	-	-	49,250
Common stock issued for settlement of liabilities	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(651,878)	(1,729)	(653,607)
Balance, September 30, 2025	-	$-	-	$-	500,000	$500	130,000	$130	$26,250	6,236,580	$6,183	$82,065,468	$(89,325,758)	$162,435	$(7,064,792)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedWellAI, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(580,888)	$(658,931)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,307	2,792
Stock-based compensation	49,250	-
Realized loss on sale/purchase of digital assets	-	271,276
Loss on settlement of payables	-	56,887
Loss on exchange of Series C & D preferred stock	241,918	-
Lease cost, net of repayment	7,550	(7,000)
Change in fair value of digital assets	-	(19,538)
Changes in operating assets and liabilities:
Receivables	287	1,200
Prepaid expenses and other current assets	(1,244)	(3,928)
Accounts payable	(27,655)	74,166
Accrued expenses	13,309	12,778
Deferred revenue	(203)	-
Due to related party	118,588	25,413
Net cash provided by (used in) operating activities - continuing	(170,781)	(244,885)
Net cash provided by (used in) operating activities - discontinuing	-	-
Net cash provided by (used in) operating activities	(170,781)	(244,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition of Healthy Lifestyle USA LLC	-	4,711
Purchase of 51% interest in Healthy Lifestyle USA LLC	-	(250,000)
Net proceeds from the sale of digital assets	-	2,449,448
Purchase of digital assets	-	(1,160,102)
Purchase of leasehold improvements	(7,308)	(2,242)
Purchase of intangible assets	-	(112,500)
Cash deposit received from subtenant	-	7,500
Net cash provided by (used in) investing activities - continuing	(7,308)	936,815
Net cash provided by (used in) investing activities - discontinuing	-	-
Net cash provided by (used in) investing activities	(7,308)	936,815

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of accrued interest on note payable	-	-
Repayment of related party advance	-	-
Net cash provided by (used in) financing activities - continuing	-	-
Net cash provided by (used in) financing activities - discontinuing	-	-
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash	(178,089)	691,930
Cash, cash equivalents, and restricted cash - beginning of period	401,310	57,815
Cash, cash equivalents, and restricted cash - end of period	$223,221	$749,745

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities - continuing:
Common Stock issued for purchase of 51% interest in Healthy Lifestyle USA LLC	$-	$100,000
Common stock payable in exchange for settlement of liabilities	$-	$148,455
Recognition of lease liability and ROU asset at lease commencement	$-	$116,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedWellAI, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended September 30, 2025

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended September 30, 2025 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2026. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2025 filed on September 30, 2025 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are disclosed in Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 filed on September 30, 2025. The following summary of significant accounting policies of the Company is presented to assist in understanding the Company’s interim financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, MedWell Direct, MedWell Facilities, Medwell USA, and Healthy Lifestyles. The Company owns 51% of Healthy Lifestyles, which has been included in the consolidated financial statements and the Company has recorded a noncontrolling interest for the 49% interest that they do not own.

All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that at times may exceed federally insured limits. For the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents at September 30, 2025.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of approximately $670,000 was impaired in fiscal year 2025. No goodwill impairment was recorded during the three months ended September 30, 2025 and 2024.

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

Discontinued Operations

The Company follows the provisions of ASC 205-20, Presentation of Discontinued Operations, which requires separate reporting if a company sells part of its business.  In order to recognize discontinued operation a major product line or division of an entity must be both a component and a strategic shift in operations.  The Company assessed its digital asset mining business and determined it met the criteria of ASC 205-20. We disclosed our discontinued operations separately in the consolidated balance sheets, statements of operations, and statements of cash flows as items held for sale and discontinued operations. See Note 15. Discontinued Operations.

Mezzanine

Series C and D preferred stock that contain certain default provisions requiring mandatory cash redemption that are outside the control of the Company are recorded as Mezzanine in the accompanying balance sheets. Effective August 1, 2025, the Company amended and restated the Certificate of Designation for its Series C Preferred Stock, effecting the consolidation of the Series C Preferred Stock and Series D Preferred Stock classes into a single series of convertible preferred stock.

Convertible Preferred Stock

The Company follows the provisions of ASC 480, Distinguishing Liabilities from Equity in determining if a financial instrument should be classified as a liability or equity on the balance sheet. This standard provides, among others, that the conversion of preferred stock into a variable number of equity shares and at inception, the monetary value is fixed, the instrument should be classified as a liability.  As such upon the exchange of the Series C & D preferred shares on August 1, 2025 into convertible preferred stock, the Company determined the Series C convertible preferred stock met the requirements to be classified as a liability.  Further, due to their convertible nature at any time at the option of the holder they are presented as current liability on the balance sheet.

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

Revenue Recognition

The following table presents the Company’s revenue by revenue source:

	Three Months Ended September 30
	2025	2024

Commissions	$94,887	$-
Online sales, net	1,207	1,148
	$96,094	$1,148

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

The timing of commission revenue recognition may differ from the timing of payment by the Company’s customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. As of September 30, 2025, the Company had receivables from commissions of $0.

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

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on market and cost plus estimates. For the three months ended September 30, 2025, service revenue represented less than 10% of consolidated revenues.

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

Payment for prescription medication was typically collected from the customer a few days in advance of product shipment in accordance with contract terms. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. As of September 30, 2025, the Company had $0 of receivables for its online sales.

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

Net Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period.  Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in-the-money” stock options and warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock.  Equivalent shares are not utilized when the effect is anti-dilutive. For the three months ended September 30, 2025 and 2024 basic and diluted income per share were the same, as all securities had an anti-dilutive effect.

The following table presents potentially dilutive securities that were not included in the computation of diluted net income per share as their inclusion would be anti-dilutive as of September 30:

	2025	2024

Convertible preferred stock	25,777,669	13,233,588

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

As of September 30, 2025 and June 30, 2025 the Company did not have any assets and liabilities measured at fair value on a recurring basis.

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

As of September 30, 2025 and June 30, 2025, the fair values of cash, prepaid expenses and other current assets, accounts payable, and accrued expenses approximated their carrying values because of their short-term nature.

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

3. GOING CONCERN

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of September 30, 2025, the Company’s current liabilities exceeded its current assets by $7,292,726 and the Company had an accumulated deficit of $89,325,758. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

4.OPERATING SEGMENTS

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

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2025	June 30, 2025

Furniture and equipment	$2,242	$2,242
Leasehold improvements	48,193	40,885

Total	50,435	43,127
Less accumulated depreciation and amortization	(3,427)	(1,058)

Net	$47,008	$42,069

Depreciation expense for the three months ended September 30, 2025 and 2024 was $2,369 and $44, respectively.

6. INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Useful Lives	September 30, 2025	June 30, 2025

Website	3 years	$71,250	$71,250
Less accumulated amortization		(25,758)	(19,820)
Net website		$45,492	$51,430

Amortization expense for the three months ended September 30, 2025 and 2024 was $5,938 and $2,728, respectively.

7. OPERATING LEASE

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

Operating lease expense was $7,550 and $5,000 for the three months ended September 30, 2025 and 2024, respectively. Operating cash flows used for the operating leases during the three months ended September 30, 2025 and 2024, was $0 and $12,000, respectively. As of September 30, 2025, the weighted average remaining lease term was 3.84 years, and the weighted average discount rate was 10%.

Future minimum lease payments under the lease as of September 30, 2025, were as follows:

2026	$32,750
2027	29,750
2028	32,750
2029	35,750
2030	3,000
Total	134,000
Less: Interest	(33,703)
Present value of lease liability	100,297
Operating lease liability, current [1]	(27,500)
Operating lease liability, long term	$72,797
[1] Represents lease payments to be made in the next 12 months.

9. RELATED PARTY TRANSACTIONS

We have one executive officer, Steve Rubakh, who is currently our only full-time employee and sole member of our Board of Directors. The Board of Directors establishes Mr. Rubakh’s annual salary, cash bonuses, and the number of Series B preferred stock to issue Mr. Rubakh as additional compensation.  Mr. Rubakh’s earns an annual salary at $250,000 and quarterly cash bonuses to be $100,000.

During the three months ended September 30, 2025 and 2024, Mr. Rubakh’s annual salary was $250,000 ($62,500 quarterly). In addition, $100,000 of bonuses were approved by the Board of Directors.

Total compensation expense included in general and administrative expenses was $162,500 each for the three months ended September 30, 2025 and 2024, respectively. Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $323,372, and $209,419 as of September 30, 2025 and June 30, 2025, respectively.

10. NOTES PAYABLE

On June 15, 2022, the Company entered into a Loan Agreement and Promissory Note with BHP Capital NY, Inc. (“BHP”) in the amount of $500,000. The note matured on January 15, 2023, and bears a flat interest charge of $130,000 that shall not be reduced or pro-rated in the event of prepayment. In addition, upon an event of default, the Note bares default interest of 18% per annum. Effective April 1, 2024, the lender agreed to reduce the default interest to 10% per annum. This note is secured by assets and equipment of the Company. As further inducement to enter this note, the Company issued BHP 16,000 shares or restricted common stock. These shares were valued at $123,200 using the closing market price of the Company’s common stock on the date of issuance and were recorded as a debt discount that was amortized to interest expense over the term of the note. The Company accrued $12,778 of interest expense during each of the three months ended September 30, 2025 and 2024. As of September 30, 2025, this note was in default due to nonpayment before the maturity date.

11. SERIES C CONVERTIBLE PREFERRED STOCK

Effective August 1, 2025, the Company amended and restated the Certificate of Designation for its Series C Preferred Stock, effecting the consolidation of the Series C Preferred Stock and Series D Preferred Stock classes into a single series of convertible preferred stock. Per the share exchange agreement, 1,500 shares of Series C Preferred Stock and 3,000 shares of Series D Preferred Stock were exchanged for 6,500 Series C Convertible Preferred shares. Each share of Series C convertible preferred stock had a par value of $0.001 per share and a stated value of $1,000 per share. Concurrent to this agreement, $2,133,081 in accrued and unpaid dividends were retired and the Company recognized a loss on exchange of $241,918 for the three months ended September 30, 2025.

 Dividends. Holders of Series C Convertible Preferred Stock shall be entitled to receive, and the Company shall pay, dividends on shares of Series C Convertible Preferred Stock equal to (on an as-if-converted-to-Common-Stock basis) and in the same form as dividends actually paid on shares of the Company’s Common Stock (the “Common Stock”) when, as and if such dividends are paid on shares of the Common Stock.

Voting Rights. The Series C Convertible Preferred Stock will vote together with the Common Stock on an as-converted basis subject to certain beneficial ownership limitations. In addition, for as long as any shares of Series C Convertible Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series C Convertible Preferred Stock (a) amend or alter the rights, powers, or preferences of the Series C Convertible Preferred Stock; (b) authorize or issue any class of stock senior to, or otherwise pari passu with, the Series C Convertible Preferred Stock; (c) amend the Company’s charter documents in a way that adversely affects the Series C Convertible Preferred Stock; (d) increase the number of authorized shares of Series C Convertible Preferred Stock; or (e) enter into any agreement with respect to any of the foregoing.

Liquidation. Upon any Liquidation (as defined in the Certificate of Amendment), holders of Series C Convertible Preferred Stock shall be entitled to receive the Stated Value of their shares plus any accrued and unpaid dividends or other applicable fees, before any distribution is made to holders of junior securities. If the Company’s assets are insufficient to pay all such amounts in full, they will be distributed pro rata among holders of Series C Convertible Preferred Stock based on the amounts otherwise payable.

Conversion. Each share of Series C Convertible Preferred Stock shall be convertible, at any time and from time to time at the option of the holder thereof, into the number of shares of Common Stock, subject to certain ownership limitations set forth in the Certificate of Amendment. The number of shares of Common Stock issuable upon conversion by dividing the Stated Value of the Series C Convertible Preferred Stock by the Conversion Price, which equals to the previous Trading Day’s closing price of the Common Stock. The Conversion Price is subject to adjustments and restrictions set forth in Section 7 of the Certificate of Amendment.

As of September 30, 2025 the Company has 6,500 shares authorized, issued and outstanding of Series C convertible preferred stock classified as a current liability on the balance sheet due to its variable component upon conversion.

12. MEZZANINE

Series C Preferred Stock

Effective January 14, 2021, the Company filed a Certificate of Designation of the Series C Preferred Stock with the Nevada Secretary of State. The Company had authorized the issuance of an aggregate of 3,000 shares of the Series C preferred stock. Each share of Series C preferred stock had a par value of $0.001 per share and a stated value of $1,100 per share. The shares of Series C preferred stock were convertible into shares of the Company’s common stock at a conversion price of $8.50 per share.

Each share of the Series C preferred stock was entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Starting one month after the issuance of the shares, they were in default due to the Company’s failure to pay the cumulative dividend monthly as required by the agreement. Dividends could have been paid in cash or in shares of Series C preferred stock at the discretion of the Company. Effective February 1, 2024, the sole owner of the Series C preferred stock agreed to stop accruing dividends.

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

As of June 30, 2025, 1,125 shares of Series C preferred stock were issued and outstanding and recorded at stated value as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company. On August 1, 2025 these Series C preferred stock were exchanged for Series C convertible preferred stock with new terms and agreement.

Series D Preferred Stock

On February 19, 2021, the Company filed a Certificate of Designation of the Series D Convertible Preferred Stock with the Nevada Secretary of State authorizing the issuance of an aggregate of 4,000 shares of the Series D preferred stock. Each share of Series D preferred stock had a par value of $0.001 per share and a stated value of $1,100 per share. The shares of Series D preferred stock were convertible into shares of the Company’s common stock at a conversion price of $37.50 per share.

Each share of the Series D preferred stock was entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Starting one month after the issuance of the shares, they were in default due to the Company’s failure to pay the cumulative dividend monthly as required by the agreement. Dividends could have been paid in cash or in shares of Series D preferred stock at the discretion of the Company.

Effective August 1, 2025, the Company amended and restated the Certificate of Designation for its Series C preferred stock and all 3,000 shares of Series D preferred Stock were exchanged for Series C convertible preferred stock including 1,500 shares of Series C preferred stock. As a result, as of September 30, 2025, and June 30, 2025, 0 and 3,000 shares of Series D preferred stock were issued and outstanding and recorded as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of September 30, 2025 and June 30, 2025, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

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

The Company had 130,000 and 130,000 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively.

Common Stock

As of September 30, 2025, we were authorized to issue up to 300,000,000 shares of common stock with a par value of $0.001.

The Company had 6,236,580 and 6,186,580 common shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively.

During the three months ended September 30, 2025, the Company issued 50,000 shares of its common stock and recognized $49,250 in stock-based compensation expense. As of September 30, 2025, we had agreed to issue an additional 100,000 shares of our common stock to vest during future periods which will result in an additional $57,458 of stock-based compensation expense. As of September 30, 2025, the Company had 25,000 shares of common stock that had been granted for services and compensation that had vested, but not issued. As a result, we have a common stock payable of $26,250 outstanding.

During the three months ended September 30, 2024, the Company issued 97,088 shares of its common stock to as part of the purchase price of Healthy Lifestyle USA LLC. Additionally, the Company agreed to issue 150,000 shares of its common stock to a third-party vendor to settle $91,568 of payables. The grant date fair value of these shares was $148,445 resulting in a $56,887 loss on settlement of payables. As the issuance of these shares were contingent upon certain future events, we recorded a Common stock payable of $148,455 as of September 30, 2024.

14. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Short-Term Lease

In January 2025, the Company entered a 12-month short-term lease that provides for approximately 1,500 usable square feet, which the Company intends to use as office space. The monthly lease payments are $2,500 per month and the Company has a $6,000 security deposit, which is included in deposits assets on the balance sheet as of September 30, 2025. The lease agreement states that any extension or renewal of this lease shall require the execution of a new lease agreement with new terms and conditions and therefore the Company considers this a short-term lease.

15. DISCONTINUED OPERATIONS

Through June 6, 2024, we operated our digital asset mining operations in a hosted facility in Granbury, Texas. As of June 7, 2024, all miners were disconnected from their power source and many were sold during the year ended June 30, 2025. This marked a strategic shift in the Company’s operations.

The following is a reconciliation of major classes of assets and liabilities classified as held for sale on our consolidated balance sheets:

	September 30, 2025	June 30, 2025
Major classes of assets included as held for sale
Prepaid expenses and other current assets	$220	$220
Deposits, current	-	-
Current assets held for sale	220	220

Property and equipment, net	-	72,719
Other assets held for sale	-	72,719

Total major classes of assets held for sale in the consolidated balance sheets	$220	$72,939

Major classes of liabilities included as discontinued operations
Accounts payable	$-	$-

Total major classes of liabilities held for sale in the consolidated balance sheets	$-	$-

The following is a reconciliation of major classes of revenue and expenses classified as discontinued operations on our consolidated income statements:

	During the Three Months Ended September 30,
	2025	2024
Major classes of line items constituting net income (loss) from discontinued operations
Depreciation and amortization	$(17,151)	$(480,908)
Impairment expense	(55,568)	(103,410)
Total major classes of line items constituting net income (loss) from discontinued operations	$(72,719)	(584,318)

Digital Asset Mining - Expenses

During the three months ended September 30, 2025 and 2024, we impaired mining equipment and recognized impairment expense of $55,568 and $103,410, respectively.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2025 filed on September 30, 2025 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

Financial

Revenues from commissions were $94,887 and $0 for the three months ended September 30, 2025 and 2024, respectively.

Revenues from online sales, which are no longer pursued due to regulatory hurdles, were $1,207 and $1,148 for the three months ended September 30, 2025 and 2024, respectively.

Historically, we have funded our operations primarily from cash generated from our digital asset mining operations and proceeds from convertible notes payable and preferred stock. During the year ended June 30, 2025, the Company’s digital asset mining operations were discontinued but digital assets generated prior to the discontinuation and on hand since June 30, 2024 have been sufficient to fund operations.  During the three months ended September 30, 2024, the Company’s digital asset mining operations remained disconnected and were classified as discontinued operations. During the three months ended September 30, 2025 and 2024, we generated negative cash flow from operations. We did not incur additional debt or issue securities for cash.

Recent Material Developments

Effective August 1, 2025, the Company amended and restated the Certificate of Designation for its Series C Preferred Stock, effecting the consolidation of the Series C Preferred Stock and Series D Preferred Stock classes into a single series of convertible preferred stock. Per the share exchange agreement, 1,500 shares of Series C Preferred Stock and 3,000 shares of Series D Preferred Stock were exchanged for 6,500 Series C Convertible Preferred shares.  Concurrent to this agreement, $2,133,081 in accrued and unpaid dividends were retired.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Revenues

Our commission revenues increased to $94,887 during the three months ended September 30, 2025 from $0 during the three months ended September 30, 2024. This increase was a result of the Company receiving commissions for sales under agreements with third parties that began in October of 2024.

Our online sales revenues increased to $1,207 during the three months ended September 30, 2025 from $1,148 during the three months ended September 30, 2024. This increase was remnants of online sales of health and wellness products and services.  The Company has exited online sales during the year ended June 2025 and will no longer earn revenue in this area.

Cost of Revenues

Cost of revenues – online products was $0 and $388 in the three months ended September 30, 2025 and 2024, respectively and represents the cost associated with fulfilling orders placed by our online sales customers. The decrease in cost of revenues – online products was a result of the Company exiting this segment of the health industry due to regulatory hurdles.

Selling and marketing expenses were $18,324 and $0 during the three months ended September 30, 2025 and 2024, respectively, and represents the cost associated with informing, educating, and initiating sales of health and wellness products offered by a third party to customers. The increase in selling and marketing costs was a result of the Company entering the health and wellness industry during the year ended June 30, 2025.

General and administrative expenses increased to $395,497 in the three months ended September 30, 2025 from $335,214 in three months ended September 30, 2024. The increase resulted primarily from non-cash stock-based compensation expense.

Depreciation and amortization increased to $8,307 in the three months ended September 30, 2025 from $2,792 in the three months ended September 30, 2024. The increase is due primarily to the purchase of intangible assets and leasehold improvements for use in the Company’s health and wellness business.

Change in fair value of Bitcoin decreased to $0 for the three months ended September 30, 2025 from a $19,538 gain in the three months ended September 30, 2024.

The Company discontinued the purchase of digital assets in the year ended June 30, 2025 and as a result did not incur any transactions related to digital assets during the three months ended September 30, 2025.  However, during the three months ended September 30, 2024 we purchased various digital assets totaling $1,160,102. We also converted digital assets from one denomination to another based on our assessment of market conditions for each respective digital asset. The market values of individual digital asset denominations continually fluctuate, and the fluctuations may be material from day to day. During the three months ended September 30, 2024 we received total proceeds of $2,449,448 from the sale of digital assets and incurred transactions fees totaling $13,019 which were recorded in General and administrative expenses in our Statement of Operations. We realized a loss on sale of digital assets of $271,276 in the three months ended September 30, 2024.

During the three months ended September 30, 2025 and 2024, we did not report any gain or loss on the disposal of property and equipment and did not impaired intangible assets.

Other Income (Expense)

Our other income (expense) was comprised of the following for the three months ended September 30:

	Three Months Ended September 30,
	2025	2024

Interest expense	$(12,936)	$(13,060)
Loss on settlement of payables	-	(56,887)
Loss on exchange of Series C & D preferred shares	(241,918)	-

	$(254,854)	$(69,947)

During the three months ended September 30, 2025 and 2024, we had one note payable outstanding for $500,000 with a reduced interest rate of 10% per annum thus resulting no change in interest expense compared to the prior period.

During the three months ended September, 2025 and 2024, we recognized a $0 and $56,887 loss, respectively, on settlement of payables with a third-party vendor.

During the three months ended September 30, 2025 we exchanged 1,125 Series C and 3,000 Series D preferred shares for 6,500 Series C convertible preferred shares.  As a result, during the three months ended September, 2025 and 2024 we recognized a $241,918 loss and $0 on exchange of Series C and D preferred shares.

During the three months ended September 30, 2025 and 2024, we recognized net losses from discontinued operations of $72,719 and $584,318, respectively, as the Company strategically moved from the digital asset mining industry to health and wellness industry.

 Net Loss Attributable to shareholders

As a result, during the three months ended September 30, 2025 and 2024, we reported a net loss attributable to shareholders of $651,878 and $1,216,047, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of September, 2025, we had total current assets of $241,641, including cash of $223,221 and prepaid expenses and other current assets of $12,200, deposits, current of $6,000, and current assets held for sale of $220 and total current liabilities of $7,534,367. We had total stockholders’ deficit attributable to shareholders of $7,227,227 as of September 30, 2025 compared to a stockholders’ deficit of $6,624,599 as of June 30, 2025.

Sources and Uses of Cash

During the three months ended September 30, 2025, we used cash in operations of $170,781 as a result of our net loss from continuing operations of $580,888, loss on exchange of Series C & D preferred shares of $241,918, lease costs exceeding leases payments of $7,550, other non-cash expenses of $57,557, decrease in receivables of $287, and increases in accrued expenses of $13,309, and due to related party of $118,588 offset by increases in prepaid expenses of $1,244, accounts payable of $27,655, and deferred revenue of $203.

During the three months ended September 30, 2024, we used cash in operations of $244,885 as a result of our net loss from continuing operations of $658,931, non-cash gain on change in fair market value of digital assets of $19,538, realized loss on sale of digital assets of $271,276, loss on settlement of payables of $56,887, lease payments exceeding leases costs of $7,000, other non-cash expenses of $2,792, decrease in receivables of $1,200, and increases in accounts payable of $74,166, accrued expenses of $12,778, and due to related party of $25,413 offset by increases in prepaid expenses of $3,928.

During the three months ended September 30, 2025, we used net cash in investing activities – continuing operations of $7,308, comprised of cash used for leasehold improvements

During the three months ended September 30, 2024, we provided net cash in investing activities – continuing operations of $936,815, comprised of net proceeds from the sale of digital assets of $2,449,448, cash acquired in acquisition of Healthy Lifestyles USA, LLC of $4,711, cash deposit received from subtenant of $7,500 offset by purchase of 51% interest in Healthy Lifestyles USA, LLC of $250,000, purchase of digital assets of $1,160,102 and purchase of property and equipment of $2,242.

During the three months ended September 30, 2025 and 2024, we had no net cash provided or used in financing activities.

Going Concern

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of September 30, 2025, the Company’s current liabilities exceeded its current assets by $7,292,726 had an accumulated deficit of $89,325,758. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Mezzanine

Series C and D preferred stock that contain certain default provisions requiring mandatory cash redemption that are outside the control of the Company are recorded as Mezzanine in the accompanying balance sheets. Effective August 1, 2025, the Company amended and restated the Certificate of Designation for its Series C Preferred Stock, effecting the consolidation of the Series C Preferred Stock and Series D Preferred Stock classes into a single series of convertible preferred stock.

Convertible Preferred Stock

The Company follows the provisions of ASC 480, Distinguishing Liabilities from Equity in determining if a financial instrument should be classified as a liability or equity on the balance sheet. This standard provides, among others, that the conversion of preferred stock into a variable number of equity shares and at inception, the monetary value is fixed, the instrument should be classified as a liability.  As such upon the exchange of the Series C & D preferred shares on August 1, 2025 into convertible preferred stock, the Company determined the Series C convertible preferred stock met the requirements to be classified as a liability.  Further, due to their convertible nature at any time at the option of the holder they are presented as current liability on the balance sheet.

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

The following table presents the Company’s revenue by revenue source:

	Three Months Ended September 30,
	2025	2024

Commissions	$94,887	$-
Online sales, net	1,207	1,148

	$96,094	$1,148

Commissions

The Company earns commissions by informing, educating, and initiating sales of health and wellness products offered by a third party to customers. The commissions earned are based on the gross sales of products to customers less costs and fees. Periodically, the third party computes the commission payable since the previous Reconciliation Date. The third party then pays the Company the amount due. The transactions price is set as the commissions to be received based on the agreed terms. The commissions are earned at a point in time upon the successful sale of products to a customer.

The timing of commission revenue recognition may differ from the timing of payment by the Company’s customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. As of September 30, 2025, the Company had receivables from commissions of $0.

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

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on market and cost plus estimates. For the three months ended September 30, 2025, service revenue represented less than 10% of consolidated revenues.

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

Payment for prescription medication was typically collected from the customer a few days in advance of product shipment in accordance with contract terms. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. As of September 30, 2025, the Company had $0 of receivables for its online sales.

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

As of September 30, 2025 and June 30, 2025 the Company did not have any assets and liabilities measured at fair value on a recurring basis.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2025, we have no off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING POLICIES

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of September 30, 2025, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2025, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of September 30, 2025, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2025, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

ITEM 2. UNREGISTERED SALES IN EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended September 30, 2025, the Company issued 50,000 shares of common stock as part of stock-based compensation.

During the three months ended September 30, 2024, the Company issued 97,088 shares of common stock as part of the purchase price of Healthy Lifestyle USA, LLC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MEDWELLAI, INC.

Dated: November 14, 2025	By:	/s/ Steve Rubakh
Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

