Form 10-Q
period 2025-12-31
MedWellAI, Inc.
filed 2026-02-23
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of February 20, 2026, the registrant had 6,236,580 shares of its common stock, $0.001 par value, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

MedWellAI, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2025	2025
	(Unaudited)

ASSETS
Current assets:
Cash	$137,503	$401,310
Receivables	-	287
Prepaid expenses and other current assets	9,075	10,956
Deposits, Current	17,632	6,000
Current assets held for sale	220	220
Total current assets	164,430	418,773

Other assets:
Property and equipment, net	45,124	42,069
Intangible assets, net	39,555	51,430
Operating lease right-of-use assets	86,779	95,509
Deposits, noncurrent	125,000	125,000
Other assets held for sale	-	72,719
Total other assets	296,458	386,727

TOTAL ASSETS	$460,888	$805,500

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$77,856	$123,620
Accrued expenses	89,840	62,837
Deferred revenue	15,688	203
Accrued preferred stock dividends	-	2,133,081
Operating lease liability, current	30,900	26,750
Due to related party	463,882	209,419
Notes payable in default, net of debt discount	500,000	500,000
Series C convertible preferred stock, $0.01 par value, 6,500 shares authorized, 6,500 shares issued and outstanding as of December 31, 2025	6,500,000	-
Current liabilities held for sale	-	-
Total current liabilities	7,678,166	3,055,910
Long Term Liabilities
Sub-lease security deposit	7,500	7,500
Operating lease liability, long-term	66,746	77,525
Long term liabilities held for sale	-	-
Total Liabilities	7,752,412	3,140,935

Mezzanine:
Series C preferred stock, $0.01 par value, 3,000 shares authorized, 1,125 shares issued and outstanding as of June 30, 2025	-	1,125,000
Series D preferred stock, $0.01 par value, 4,000 shares authorized, 3,000 shares issued and outstanding as of June 30, 2025	-	3,000,000

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, $0.001 par value, 1,000,000 shares authorized, 500,000 shares issued and outstanding as of December 31, 2025 and June 30, 2025	500	500
Series B preferred stock, $0.001 par value, 1,000,000 shares authorized, 130,000 shares issued and outstanding as of December 31, 2025 and June 30, 2025	130	130
Common stock payable	75,500	26,250
Common stock, $0.001 par value, 300,000,000 shares authorized, 6,236,580 and 6,186,580 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	6,233	6,183
Additional paid in capital	82,077,053	82,016,218
Accumulated deficit	(89,613,277)	(88,673,880)
Total Stockholders' deficit of MedWellAI, Inc. and Subsidiaries	(7,453,861)	(6,624,599)
Noncontrolling interest	162,337	164,164
Total stockholders' deficit	(7,291,524)	(6,460,435)

Total liabilities, mezzanine and stockholders' deficit	$460,888	$805,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedWellAI, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

Revenue:
Commissions	$2,623	$133,272	$2,702	$133,272
Online sales, net	394	9,589	1,601	10,737
Product sales, net	522,798	-	1,026,503	-
Rental income	22,500	-	45,000	-
Total revenue	548,315	142,861	1,075,806	144,009

Costs and expenses:
Cost of revenues - online products	-	3,415	-	3,803
Cost of revenues - product sales	394,706	-	790,770	-
Cost of revenues - rent	8,725	-	16,275	-
Selling and marketing	250	-	18,574	-
General and administrative	410,051	625,199	833,331	960,413
Depreciation and amortization	8,571	10,448	16,878	13,240
Change in fair value of digital assets	-	28,336	-	8,798
Realized (gain) loss on sale/purchase of digital assets	-	(209,441)	-	61,835
Total operating expenses	822,303	457,957	1,675,828	1,048,089

Income (loss) from operations	(273,988)	(315,096)	(600,022)	(904,080)

Other income (expense):
Interest expense	(13,629)	(12,998)	(26,565)	(26,058)
Loss on settlement of payables	-	-	-	(56,887)
Loss on exchange of Series C & D preferred shares	-	-	(241,918)	-
Total other income (expense)	(13,629)	(12,998)	(268,483)	(82,945)

Income (loss) from continued operations before income taxes	(287,617)	(328,094)	(868,505)	(987,025)
Provision for income taxes	-	-	-	-

Net income (loss) from continued operations	(287,617)	(328,094)	(868,505)	(987,025)
Net income (loss) from discontinued operations	-	(401,566)	(72,719)	(985,884)

Net income (loss)	(287,617)	(729,660)	(941,224)	(1,972,909)
Net income (loss) attributable to noncontrolling interest	(98)	(55,749)	(1,827)	(82,951)
Net income (loss) attributable to MedWellAI, Inc.	(287,519)	(673,911)	(939,397)	(1,889,958)

Dividends on Preferred Stock	-	-	-	-

Net income (loss) attributable to shareholders	$(287,519)	$(673,911)	$(939,397)	$(1,889,958)

Continuing operations:
Net income (loss) per common share attributable to shareholders, basic	$(0.05)	$(0.06)	$(0.14)	$(0.17)
Net income (loss) per common share attributable to shareholders, diluted	$(0.05)	$(0.06)	$(0.14)	$(0.17)

Weighted average number of common shares outstanding, basic	6,278,428	5,317,287	6,232,504	5,200,482
Weighted average number of common shares outstanding, diluted	6,278,428	5,317,287	6,232,504	5,200,482
Discontinuing operations:
Net income (loss) per common share attributable to shareholders, basic	$-	$(0.08)	$(0.01)	$(0.19)
Net income (loss) per common share attributable to shareholders, diluted	$-	$(0.08)	$(0.01)	$(0.19)

Weighted average number of common shares outstanding, basic	6,278,428	5,317,287	6,232,504	5,200,482
Weighted average number of common shares outstanding, diluted	6,278,428	5,317,287	6,232,504	5,200,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedWellAI, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
THREE AND SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024
(Unaudited)

													Healthy Lifestyles
	Series C		Series D		Series A		Series B		Common			Additional	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock	Common Stock		Paid in	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Shares	Amount	Capital	Capital	Deficit	Interest	Total
Balance, June 30, 2024	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	130,000	$130	$-	5,064,492	$5,064	$81,195,590	$-	$(85,066,735)	$-	$(3,865,451)
Common stock issued for investment in Healthy Lifestyles USA, LLC	-	-	-	-	-	-	-	-	-	97,088	97	99,903	-	-	-	100,000
Recognition of noncontrolling interest in acquisition	-	-	-	-	-	-	-	-	-	-	-	-	-	-	336,276	336,276
Common stock payable in exchange for settlement of liabilities	-	-	-	-	-	-	-	-	148,455	-	-	-	-	-	-	148,455
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,216,047)	(27,202)	(1,243,249)
Balance, September 30, 2024	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	130,000	$130	$148,455	5,161,580	$5,161	$81,295,493	$-	$(86,282,782)	$309,074	$(4,523,969)
Common stock issued for services	-	-	-	-	-	-	-	-	21,875	25,000	25	26,225	-	-	-	48,125
Common stock issued for settlement of liabilities	-	-	-	-	-	-	-	-	(49,485)	50,000	50	49,435	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(673,911)	(55,749)	(729,660)
Balance, December 31, 2024	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	130,000	$130	$120,845	5,236,580	$5,236	$81,371,153	$-	$(86,956,693)	$253,325	$(5,205,504)

Balance, June 30, 2025	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	130,000	$130	$26,250	6,186,580	$6,183	$82,016,218	$-	$(88,673,880)	$164,164	$(6,460,435)
Share exchange agreement with BHP Capital	(1,125)	(1,125,000)	(3,000)	(3,000,000)	-	-	-	-	-	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-	-	-	50,000	-	49,250	-	-	-	49,250
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(651,878)	(1,729)	(653,607)
Balance, September 30, 2025	-	$-	-	$-	500,000	$500	130,000	$130	$26,250	6,236,580	$6,183	$82,065,468	$-	$(89,325,758)	$162,435	$(7,064,792)
Common stock issued for services	-	-	-	-	-	-	-	-	49,250	-	50	(50)	-	-	-	49,250
Settlement of accounts payable	-	-	-	-	-	-	-	-	-	-	-	-	11,635	-	-	11,635
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(287,519)	(98)	(287,617)
Balance, December 31, 2025	-	$-	-	$-	500,000	$500	130,000	$130	$75,500	6,236,580	$6,233	$82,065,418	$11,635	$(89,613,277)	$162,337	$(7,291,524)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedWellAI, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(868,505)	$(987,025)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,878	13,240
Stock-based compensation	98,500	48,125
Realized loss on sale/purchase of digital assets	-	61,835
Loss on settlement of payables	-	56,887
Loss on exchange of Series C & D preferred stock	241,918	-
Lease cost, net of repayment	2,101	500
Change in fair value of digital assets	-	8,798
Operating cost paid with digital assets	-	2,406
Revenue recognized from Bitcoin mined	-	-
Changes in operating assets and liabilities:
Receivables	287	(24,024)
Prepaid expenses and other current assets	(9,751)	120,265
Accounts payable	(34,128)	57,551
Accrued expenses	27,003	44,900
Deferred revenue	15,485	203
Due to related party	254,463	134,763
Net cash provided by (used in) operating activities - continuing	(255,749)	(461,576)
Net cash provided by (used in) operating activities - discontinuing	-	-
Net cash provided by (used in) operating activities	(255,749)	(461,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition of Healthy Lifestyle USA LLC	-	4,711
Purchase of 51% interest in Healthy Lifestyle USA LLC	-	(250,000)
Net proceeds from the sale of digital assets	-	5,502,844
Purchase of digital assets	-	(4,467,446)
Purchase of property and equipment	-	(2,242)
Purchase of leasehold improvements	(8,058)	(15,177)
Purchase of intangible assets	-	(141,910)
Cash deposit received from subtenant	-	7,500
Net cash provided by (used in) investing activities - continuing	(8,058)	638,280
Net cash provided by (used in) investing activities - discontinuing	-	-
Net cash provided by (used in) investing activities	(8,058)	638,280

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of accrued interest on note payable	-	-
Repayment of related party advance	-	-
Net cash provided by (used in) financing activities - continuing	-	-
Net cash provided by (used in) financing activities - discontinuing	-	-
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash	(263,807)	176,704
Cash, cash equivalents, and restricted cash - beginning of period	401,310	57,815
Cash, cash equivalents, and restricted cash - end of period	$137,503	$234,519

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities - continuing:
Common Stock issued for purchase of 51% interest in Healthy Lifestyle USA LLC	$-	$100,000
Common stock payable in exchange for settlement of liabilities	$-	$148,455
Recognition of lease liability and ROU asset at lease commencement	$-	$116,536
Accrued compensation repaid with digital assets	$-	$67,907
Common stock issed for common stock payable	$-	$49,485
APIC in exchange for settlement of accounts payable	$11,635	$-
Non-cash investing and financing activities - discontinuing:
Common stock issued for purchase of bitcoin miners	$-	$-
Purchase of bitcoin miners with digital assets	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MedWellAI, Inc.

Notes to Condensed Consolidated Financial Statements

Six Months Ended December 31, 2025

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

We are a diversified holdings company that develops, acquires, operates, and invests in unique and profitable businesses. Our business focus is on AI-driven healthcare and wellness solutions. Currently, the company operates through their subsidiary MedWell USA, a B2B e-commerce platform for distributing pharmaceutical products, particularly GLP medications for weight loss and diabetes management. It features an AI-powered ordering system with real-time inventory tracking, smart suggestions, and dedicated support for healthcare providers like wellness clinics, med spas, and corporate wellness facilities. Additionally, the company operates through their subsidiary MedWell Facilities, a facilities management company that is dedicated to the health and wellness industry. This subsidiary is focused on developing real estate opportunities, designed to attract healthcare providers and wellness clinic operators.

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended December 31, 2025 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending June 30, 2026. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2025 filed on September 30, 2025 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that at times may exceed federally insured limits. For the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents at December 31, 2025.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of approximately $670,000 was impaired in fiscal year 2025. No goodwill impairment was recorded during the six months ended December 31, 2025 and 2024.

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

Revenue Recognition

The following table presents the Company’s revenue by revenue source for the three months ended December 31:

	2025	2024

Commissions	$2,623	$133,272
Online sales, net	394	9,589
Product sales, net	522,798	-
Rental income	22,500	-
	$548,315	$142,861

The following table presents the Company’s revenue by revenue source for the six months ended December 31:

	2025	2024

Commissions	$2,702	$133,272
Online sales, net	1,601	10,737
Product sales, net	1,026,503	-
Rental income	45,000	-
	$1,075,806	$144,009

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

The timing of commission revenue recognition may differ from the timing of payment by the Company’s customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. As of December 31, 2025, the Company had receivables from commissions of $0.

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

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on market and cost plus estimates. For the three and six months ended December 31, 2025, service revenue represented less than 10% of consolidated revenues.

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

Payment for prescription medication was typically collected from the customer a few days in advance of product shipment in accordance with contract terms. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. As of June 30, 2025 and December 31, 2025, the Company had $203 and $0, respectively, of deferred revenue for its online sales. As of June 30, 2025 and December 31, 2025, the Company had $287 and $0, respectively, of receivables for its online sales.

Product Sales

The Company’s product sales revenue consists of the bulk sale of GLP medications for weight loss and diabetes management to doctors’ offices and clinics. The Company’s performance obligation is to deliver the products to customers. Therefore, revenue is recognized once delivery occurs. Customers remit payment at the time of order placement, therefore payment received by the Company prior to product delivery is recorded as deferred revenue. As of June 30, 2025 and December 31, 2025, the Company had $0 and $15,688, respectively, of deferred revenue for its product sales. Shipping and handling costs that occur are paid by the customer and is recorded as revenue. The Company has a policy to provide a refund on any product returned by the customer. As of June 30, 2025 and December 31, 2025, the Company had $0 and $0, respectively, of receivables for its product sales.

Rental Income

The Company recognizes rent revenue from the lease of its sub-leased properties in accordance with ASC 842, Leases. The sub-lease is categorized as an operating lease according to ASC criteria for the lease definitions. Rent revenue is recognized on a straight-line basis over the lease term, reflecting the pattern of the economic benefits derived from the lease.

The Company’s leases generally have fixed rental payments over the lease term, with occasional escalations based on predetermined factors. Rent revenue is recognized monthly as the lessor fulfills its obligations under the lease agreement.

Any lease incentives or concessions provided to lessees, such as rent-free periods or tenant improvement allowances, are recognized as a reduction of rent revenue over the lease term.

For the three and six months ended December 31, 2025, the Company had only one lease arrangement with a single customer.

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

Net Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period.  Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in-the-money” stock options and warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock.  Equivalent shares are not utilized when the effect is anti-dilutive. For the three and six months ended December 31, 2025 and 2024 basic and diluted income per share were the same, as all securities had an anti-dilutive effect.

The following tables present potentially dilutive securities that were not included in the computation of diluted net income per share as their inclusion would be anti-dilutive.

	Three Months Ended December 31,
	2025	2024

Convertible preferred stock	25,777,669	13,233,588

	Six Months Ended December 31,
	2025	2024

Convertible preferred stock	25,777,669	13,233,588

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

As of December 31, 2025 and June 30, 2025 the Company did not have any assets and liabilities measured at fair value on a recurring basis.

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

As of December 31, 2025 and June 30, 2025, the fair values of cash, prepaid expenses and other current assets, accounts payable, and accrued expenses approximated their carrying values because of their short-term nature.

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

3. GOING CONCERN

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of December 31, 2025, the Company’s current liabilities exceeded its current assets by $7,513,736 and the Company had an accumulated deficit of $89,613,277. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

4. OPERATING SEGMENTS

Operating segments are defined as components of an entity for which separate financial information is available that is regularly reviewed by the chief operating decision maker (“CODM”). The CODM is the Chief Executive Officer. The CODM uses segment net income from operations to assess the performance of, manage the operations of, and allocate capital and operational resources to the Company’s reportable operating segments. The Company does not allocate assets to the reporting segments as its assets are primarily managed on an entity-wide basis and therefore does not disclose the total assets of its reportable operating segments.

Prior to June 11, 2025, the Company operated as a single operating segment, focusing on distributing pharmaceutical products, particularly GLP medications for weight loss and diabetes management.

Starting June 11, 2025, the Company has two reportable segments, focusing on distributing pharmaceutical products, particularly GLP medications for weight loss and diabetes management and developing real estate opportunities, designed to attract healthcare providers and wellness clinic operators.

For the three and six months ended December 31, 2025, there were no intersegment revenues or costs of revenues that needed to be eliminated in the Consolidated Statements of Operations.

The pharmaceutical products distribution company generates revenue through product sales, commissions, and online sales. Real estate development company generates revenue through rental income. All corporate costs have been allocated to pharmaceutical products distribution company.

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the three months ended December 31, 2025.

	Pharmaceutical Products Distribution	Real Estate Development	Total
Revenue	$525,815	$22,500	$548,315

Less:
Cost of revenues - product sales	394,706	-	394,706
Cost of revenues - rent	-	8,725	8,725
Selling and marketing	250	-	250
General and administrative [1]	401,926	8,125	410,051
Depreciation and amortization	6,124	2,447	8,571

Segment net income (loss) from operations	$(277,191)	$3,203	$(273,988)

[1]	General and administrative costs consist mainly of professional fees, salaries and wages, executive compensation, information technology and software, and other payment processing fees.

The following table illustrates the reconciliation of segment operating income to net income before taxes for the three months ended December 31, 2025.

December 31, 2025
Segment loss from operations	$(273,988)

Reconciling items
Interest expense	(13,629)

Net income (loss) from continued operations before income taxes	$(287,617)

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the six months ended December 31, 2025.

	Pharmaceutical Products Distribution	Real Estate Development	Total
Revenue	$1,030,806	$45,000	$1,075,806

Less:
Cost of revenues - product sales	790,770	-	790,770
Cost of revenues - rent	-	16,275	16,275
Selling and marketing	18,574	-	18,574
General and administrative [1]	817,081	16,250	833,331
Depreciation and amortization	12,249	4,629	16,878

Segment net income (loss) from operations	$(607,868)	$7,846	$(600,022)

[1]	General and administrative costs consist mainly of professional fees, salaries and wages, executive compensation, information technology and software, and other payment processing fees.

The following table illustrates the reconciliation of segment operating income to net income before taxes for the three months ended December 31, 2025.

December 31, 2025
Segment loss from operations	$(600,022)

Reconciling items
Interest Expense	(26,565)
Loss on exchange of Series C & D preferred shares	(241,918)

Net income (loss) from continued operations before income taxes	$(868,505)

5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2025	June 30, 2025

Furniture and equipment	$2,242	$2,242
Leasehold improvements	48,943	40,885

Total	51,185	43,127
Less accumulated depreciation and amortization	(6,061)	(1,058)

Net	$45,124	$42,069

Depreciation expense for the three months ended December 31, 2025 and 2024 was $2,634 and $186, respectively. Depreciation expense for the six months ended December 31, 2025 and 2024 was $5,003 and $230, respectively.

6.  INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Useful Lives	December 31, 2025	June 30, 2025

Website	3 years	$71,250	$71,250
Less accumulated amortization		(31,695)	(19,820)
Net website		$39,555	$51,430

Amortization expense for the three months ended December 31, 2025 and 2024 was $5,937 and $10,262, respectively and $11,875 and $13,010 for the six months ended December 31, 2025 and 2024, respectively.

7. OPERATING LEASE

In August 2024, the Company entered a 12-month operating lease with an option to extend for four additional one-year periods which the Company is reasonably certain they will exercise. The lease provides for approximately 750 square feet of rentable area which the Company subleases. The lease was amended by changing the effective date to June 11, 2025 with the option to extend for three additional one-year periods. The addendum also modified the monthly lease payments to $2,500 effective December 11, 2025 until June 11, 2026, $2,650 the first year, $2,800 for the second year, and $2,950 for the third year of the lease. On the commencement date of the lease, the Company recorded $112,746 related to the ROU asset and lease liability.

Operating lease expense was $7,000 and $7,500 for the three months ended December 31, 2025 and 2024, respectively and $13,500 and $12,500 for the six months ended December 31, 2025 and 2024, respectively. Operating cash flows used for the operating leases during the six months ended December 31, 2025 and 2024, was $5,666 and $12,500, respectively. As of December 31, 2025, the weighted average remaining lease term was 2.75 years, and the weighted average discount rate was 10%.

Future minimum lease payments under the lease as of December 31, 2025, were as follows:

2026	$28,400
2027	32,700
2028	34,500
2029	17,700
Total	113,300
Less: Interest	(15,654)
Present value of lease liability	97,646
Operating lease liability, current [1]	(30,900)
Operating lease liability, long term	$66,746
[1] Represents lease payments to be made in the next 12 months.

8. RELATED PARTY TRANSACTIONS

We have one executive officer, Steve Rubakh, who is currently our only full-time employee and sole member of our Board of Directors. The Board of Directors establishes Mr. Rubakh’s annual salary, cash bonuses, and the number of Series B preferred stock to issue Mr. Rubakh as additional compensation.  Mr. Rubakh earns an annual salary at $250,000 and quarterly cash bonuses to be $100,000.

During the six months ended December 31, 2025 and 2024, Mr. Rubakh’s annual salary was $250,000 ($62,500 quarterly). In addition, $100,000 of bonuses were approved by the Board of Directors.

Total compensation expense included in general and administrative expenses was $162,500 each for the three months ended December 31, 2025 and 2024 and $325,000 each for the six months ended December 31, 2025 and 2024. Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $463,882, and $209,419 as of December 31, 2025 and June 30, 2025, respectively.

9. NOTES PAYABLE

On June 15, 2022, the Company entered into a Loan Agreement and Promissory Note with BHP Capital NY, Inc. (“BHP”) in the amount of $500,000. The note matured on January 15, 2023, and bears a flat interest charge of $130,000 that shall not be reduced or pro-rated in the event of prepayment. In addition, upon an event of default, the Note bares default interest of 18% per annum. Effective April 1, 2024, the lender agreed to reduce the default interest to 10% per annum. This note is secured by assets and equipment of the Company. As further inducement to enter this note, the Company issued BHP 16,000 shares or restricted common stock. These shares were valued at $123,200 using the closing market price of the Company’s common stock on the date of issuance and were recorded as a debt discount that was amortized to interest expense over the term of the note. The Company accrued $12,778 of interest expense during each of the three months ended December 31, 2025 and 2024 and recorded $25,556 of interest expense during the six months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, this note was in default due to nonpayment before the maturity date.

10. SERIES C CONVERTIBLE PREFERRED STOCK

Effective August 1, 2025, the Company amended and restated the Certificate of Designation for its Series C Preferred Stock, effecting the consolidation of the Series C Preferred Stock and Series D Preferred Stock classes into a single series of convertible preferred stock. Per the share exchange agreement, 1,500 shares of Series C Preferred Stock and 3,000 shares of Series D Preferred Stock were exchanged for 6,500 Series C Convertible Preferred shares. Each share of Series C convertible preferred stock had a par value of $0.001 per share and a stated value of $1,000 per share. Concurrent to this agreement, $2,133,081 in accrued and unpaid dividends were retired and the Company recognized a loss on exchange of $241,918 for the three and six months ended December 31, 2025

Dividends. Holders of Series C Convertible Preferred Stock shall be entitled to receive, and the Company shall pay, dividends on shares of Series C Convertible Preferred Stock equal to (on an as-if-converted-to-Common-Stock basis) and in the same form as dividends actually paid on shares of the Company’s Common Stock (the “Common Stock”) when, as and if such dividends are paid on shares of the Common Stock.

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

As of December 31, 2025 the Company has 6,500 shares authorized, issued and outstanding of Series C convertible preferred stock classified as a current liability on the balance sheet due to its variable component upon conversion.

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

Effective August 1, 2025, the Company amended and restated the Certificate of Designation for its Series C preferred stock and all 3,000 shares of Series D preferred Stock were exchanged for Series C convertible preferred stock including 1,500 shares of Series C preferred stock. As a result, as of December 31, 2025, and June 30, 2025, 0 and 3,000 shares of Series D preferred stock were issued and outstanding and recorded as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of December 31, 2025 and June 30, 2025, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

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

The Company had 130,000 and 130,000 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively.

Common Stock

As of December 31, 2025, we were authorized to issue up to 300,000,000 shares of common stock with a par value of $0.001.

The Company had 6,236,580 and 6,186,580 common shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively.

During the six months ended December 31, 2025, the Company issued 50,000 shares of its common stock. In addition, 50,000 shares of its common stock vested but have not been issued. This resulted in $98,500 in stock-based compensation expense. As of December 31, 2025, we had agreed to issue an additional 50,000 shares of our common stock to vest during future periods. As of December 31, 2025, the Company had a total of 75,000 shares of common stock that had been granted for services and compensation that had vested, but not issued. As a result, we have a common stock payable of $75,500 outstanding.

During the six months ended December 31, 2024, the Company issued 97,088 shares of its common stock to as part of the purchase price of Healthy Lifestyle USA LLC. Additionally, the Company issued 25,000 shares of its common stock and recognized $48,125 in stock-based compensation based on grant date fair values and vesting terms of awards granted for services and compensation.  The Company also agreed to issue 150,000 shares of its common stock to a third-party vendor to settle $91,568 of payables. The grant date fair value of these shares was $148,445 resulting in a $56,887 loss on settlement of payables. As the issuance of these shares were contingent upon certain future events, we recorded a Common stock payable of $148,455 as of September 30, 2024. As of December 31, 2024, the Company had issued 50,000 shares of the 150,000 shares and showed a Common stock payable of $98,970.

13. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Short-Term Lease

In January 2025, the Company entered a 12-month short-term lease that provides for approximately 1,500 usable square feet, which the Company intends to use as office space. The monthly lease payments are $2,000 per month and the Company has a $6,000 security deposit, which is included in deposits assets on the balance sheet as of December 31, 2025. The lease agreement states that any extension or renewal of this lease shall require the execution of a new lease agreement with new terms and conditions and therefore the Company considers this a short-term lease.

14. DISCONTINUED OPERATIONS

Through June 6, 2024, we operated our digital asset mining operations in a hosted facility in Granbury, Texas. As of June 7, 2024, all miners were disconnected from their power source and many were sold during the year ended June 30, 2025. This marked a strategic shift in the Company’s operations.

The following is a reconciliation of major classes of assets and liabilities classified as held for sale on our consolidated balance sheets:

	December 31, 2025	June 30, 2025
Major classes of assets included as held for sale
Prepaid expenses and other current assets	$220	$220
Deposits, current	-	-
Current assets held for sale	220	220

Property and equipment, net	-	72,719
Other assets held for sale	-	72,719

Total major classes of assets held for sale in the consolidated balance sheets	$220	$72,939

Major classes of liabilities included as discontinued operations
Accounts payable	$-	$-

Total major classes of liabilities held for sale in the consolidated balance sheets	$-	$-

The following are reconciliations of major classes of revenue and expenses classified as discontinued operations on our consolidated income statements:

	During the Three Months Ended December 31,
	2025	2024
Major classes of line items constituting net income (loss) from discontinued operations
Depreciation and amortization	$-	$(401,565)
Impairment expense	-	-
Total major classes of line items constituting net income (loss) from discontinued operations	$-	(401,565)

	During the six Months Ended December 31,
	2025	2024
Major classes of line items constituting net income (loss) from discontinued operations
Depreciation and amortization	$(17,151)	$(882,474)
Impairment expense	(55,568)	(103,410)
Total major classes of line items constituting net income (loss) from discontinued operations	$(72,719)	(985,884)

Digital Asset Mining - Expenses

During the three months ended December 31, 2025 and 2024, we impaired mining equipment and recognized impairment expense of $0 and $0, respectively and $55,568 and $103,410 for the six months ended December 31, 2025 and 2024, respectively.

15. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC Topic 855, and has determined there are no material events to disclose except as follows:

On January 21, 2026 the Company received $62,500 as partial return of a deposit paid to Market Sync Strategies during 2024.

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

We are a diversified holdings company that develops, acquires, operates, and invests in unique and profitable businesses. Our business focus is on AI-driven healthcare and wellness solutions. Currently, the company operates through their subsidiary MedWell USA, a B2B e-commerce platform for distributing pharmaceutical products, particularly GLP medications for weight loss and diabetes management. It features an AI-powered ordering system with real-time inventory tracking, smart suggestions, and dedicated support for healthcare providers like wellness clinics, med spas, and corporate wellness facilities. Additionally, the company operates through their subsidiary MedWell Facilities, a facilities management company that is dedicated to the health and wellness industry. This subsidiary is focused on developing real estate opportunities, designed to attract healthcare providers and wellness clinic operators.

Financial

Revenues from commissions were $2,623 and $133,272 for the three months ended December 31, 2025 and 2024, respectively and $2,702 and $133,272 for the six months ended December 31, 2025 and 2024, respectively.

Revenues from online sales, which are no longer pursued due to regulatory hurdles, were $394 and $9,589 for the three months ended December 31, 2025 and 2024, respectively and $1,601 and $10,737 for the six months ended December 31, 2025 and 2024, respectively.

Revenues from product sales were $522,798 and $0 for the three months ended December 31, 2025 and 2024, respectively and $1,026,503 and $0 for the six months ended December 31, 2025 and 2024, respectively.

Rental income was $22,500 and $0 for the three months ended December 31, 2025 and 2024, respectively and $45,000 and $0 for the six months ended December 31, 2025 and 2024, respectively.

Historically, we have funded our operations primarily from cash generated from our digital asset mining operations and proceeds from convertible notes payable and preferred stock. During the year ended June 30, 2025, the Company’s digital asset mining operations were discontinued but digital assets generated prior to the discontinuation and on hand since June 30, 2024 have been sufficient to fund operations. During the six months ended December 31, 2024, the Company’s digital asset mining operations remained disconnected and were classified as discontinued operations. During the three and six months ended December 31, 2025 and 2024, we generated negative cash flow from operations. We did not incur additional debt or issue securities for cash.

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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2025 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2024

Revenues

Our commission revenues decreased to $2,623 during the three months ended December 31, 2025 from $133,272 during the three months ended December 31, 2024 and decreased to $2,702 during the six months ended December 31, 2025 from $133,272 during the six months ended December 31, 2024. This decrease was a result of the Company receiving less commissions for sales under agreements with third parties as the Company shifted their focus to product sales.

Our online sales revenues decreased to $394 during the three months ended December 31, 2025 from $9,589 during the three months ended December 31, 2024 and decreased to $1,601 during the six months ended December 31, 2025 from $10,737 during the six months ended December 31, 2024. This decrease was remnants of online sales of health and wellness products and services. The Company has exited online sales during the year ended June 2025 and will no longer earn revenue in this area.

Our product sales increased to $522,798 during the three months ended December 31, 2025 from $0 during the three months ended December 31, 2024 and increased to $1,026,503 during the six months ended December 31, 2025 from $0 during the six months ended December 31, 2024. The increase was due to the Company shifting their focus to product sales in July 2025.

Our rental income increased to $22,500 during the three months ended December 31, 2025 from $0 during the three months ended December 31, 2024 and increased to $45,000 during the six months ended December 31, 2025 from $0 during the six months ended December 31, 2024. The increase was due to the Company entering a sublease agreement effective June 11, 2025.

Cost of Revenues

Cost of revenues – online products was $0 and $3,415 in the three months ended December 31, 2025 and 2024, respectively and $0 and $3,803 in the six months ended December 31, 2025 and 2024, respectively. Expenses associated with fulfilling orders placed by our online sales customers are recorded as cost of revenues – online products. The decrease in cost of revenues – online products was a result of the Company exiting this segment of the health industry due to regulatory hurdles.

Cost of revenues – product sales was $394,706 and $0 during the three months ended December 31, 2025 and 2024, respectively and $790,770 and $0 during the six months ended December 31, 2025 and 2024, respectively. These costs consisted of the cost of products and shipping and handling fees associated with the sale of products. The increase in cost of revenues – product sales was a result of the Company recognizing revenue for the sales of products starting in July 2025.

Cost of revenues – rent was $8,725 and $0 during the three months ended December 31, 2025 and 2024, respectively and $16,275 and $0 during the six months ended December 31, 2025 and 2024, respectively. These costs consisted of the cost to lease the subleased property. The increase in cost of revenues – product sales was a result of the Company entering the sublease agreement effective June 11, 2025.

Selling and marketing expenses were $250 and $0 during the three months ended December 31, 2025 and 2024, respectively and $18,574 and $0 during the six months ended December 31, 2025 and 2024, respectively.  These expenses represent the cost associated with informing, educating, and initiating sales of health and wellness products offered by a third party to customers. The increase in selling and marketing costs was a result of the Company entering the health and wellness industry during the year ended June 30, 2025.

General and administrative expenses decreased to $410,051 in the three months ended December 31, 2025 from $625,199 in three months ended December 31, 2024. The decrease resulted primarily from less consulting, legal, cryptocurrency transaction fees, and investor relation expenses during the current period. General and administrative expenses decreased to $833,331 in the six months ended December 31, 2025 from $960,413 in six months ended December 31, 2024. The decrease resulted primarily from less consulting, legal, cryptocurrency transaction fees, and investor relation expenses during the period.

Depreciation and amortization decreased to $8,571 in the three months ended December 31, 2025 from $10,448 in the three months ended December 31, 2024 and increased to $16,878 in the six months ended December 31, 2025 from $13,240 in the six months ended December 31, 2024. The increase is due primarily to the purchase of intangible assets and leasehold improvements for use in the Company’s health and wellness business.

Change in fair value of Bitcoin increased to $0 for the three months ended December 31, 2025 from a $28,336 loss in the three months ended December 31, 2024 and increased to $0 for the six months ended December 31, 2025 from a $8,798 loss in the six months ended December 31, 2024.

The Company discontinued the purchase of digital assets in the year ended June 30, 2025 and as a result did not incur any transactions related to digital assets during the six months ended December 31, 2025.  However, during the six months ended December 31, 2024 we purchased various digital assets totaling $4,467,446. We also converted digital assets from one denomination to another based on our assessment of market conditions for each respective digital asset. The market values of individual digital asset denominations continually fluctuate, and the fluctuations may be material from day to day. During the six months ended December 31, 2024 we received total proceeds of $5,502,844 from the sale of digital assets and incurred transactions fees totaling $23,073 which were recorded in General and administrative expenses in our Statement of Operations. We realized a loss on sale of digital assets of $61,835 in the six months ended December 31, 2024.

During the six months ended December 31, 2025 and 2024, we did not report any gain or loss on the disposal of property and equipment and did not impaired intangible assets.

Other Income (Expense)

Our other income (expense) was comprised of the following for the three and six months ended December 31:

	Three Months Ended December 31,
	2025	2024

Interest expense	$(13,629)	$(12,998)

	$(13,629)	$(12,998)

	Six Months Ended December 31,
	2025	2024

Interest expense	$(26,565)	$(26,058)
Loss on settlement of payables	-	(56,887)
Loss on exchange of Series C & D preferred shares	(241,918)	-

	$(268,483)	$(82,945)

During the six months ended December 31, 2025 and 2024, we had one note payable outstanding for $500,000 with a reduced interest rate of 10% per annum thus resulting no change in interest expense compared to the prior period.

During the six months ended December 31, 2025 and 2024, we recognized a $0 and $56,887 loss, respectively, on settlement of payables with a third-party vendor.

During the six months ended December 31, 2025 we exchanged 1,125 Series C and 3,000 Series D preferred shares for 6,500 Series C convertible preferred shares. As a result, during the six months ended December 31, 2025 and 2024 we recognized a $241,918 and $0 loss, respectively, on exchange of Series C and D preferred shares.

During the three months ended December 31, 2025 and 2024, we recognized net losses from discontinued operations of $0 and $401,566, respectively and $72,719 and $985,884 during the six months ended December 31, 2025 and 2024, respectively as the Company strategically moved from the digital asset mining industry to health and wellness industry.

Net Loss Attributable to shareholders

As a result, during the six months ended December 31, 2025 and 2024, we reported a net loss attributable to shareholders of $939,397 and $1,889,958, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of December 31, 2025, we had total current assets of $164,430, including cash of $137,503 and prepaid expenses and other current assets of $9,075, deposits, current of $17,632, and current assets held for sale of $220 and total current liabilities of $7,678,166. We had total stockholders’ deficit attributable to shareholders of $7,453,861 as of December 31, 2025 compared to a stockholders’ deficit of $6,624,599 as of June 30, 2025.

Sources and Uses of Cash

During the six months ended December 31, 2025, we used cash in operations of $255,749 as a result of our net loss from continuing operations of $868,505, loss on exchange of Series C & D preferred shares of $241,918, lease costs, net of repayment of $2,101, other non-cash expenses of $115,378, decrease in receivables of $287, increases in accrued expenses of $27,003, increases in deferred revenue of $15,485 and due to related party of $254,463 offset by, accounts payable of $34,128, and prepaid expenses of $9,751.

During the six months ended December 31, 2024, we used cash in operations of $461,576 as a result of our net loss from continuing operations of $987,025, non-cash gain on change in fair market value of digital assets of $8,798, realized loss on sale of digital assets of $61,835, loss on settlement of payables of $56,887, lease payments exceeding leases costs of $500, other non-cash expenses of $63,771, decreases in prepaid expenses of $134,763, and increases in accounts payable of $57,551, accrued expenses of $44,900, and due to related party of $134,763 offset by increases in receivables of $24,024.

During the six months ended December 31, 2025, we used net cash in investing activities – continuing operations of $8,058, comprised of cash used for leasehold improvements.

During the six months ended December 31, 2024, we provided net cash in investing activities – continuing operations of $638,280, comprised of net proceeds from the sale of digital assets of $5,502,844, cash acquired in acquisition of Healthy Lifestyles USA, LLC of $4,711, cash deposit received from subtenant of $7,500 offset by purchase of 51% interest in Healthy Lifestyles USA, LLC of $250,000, purchase of digital assets of $4,467,446 and purchase of property and equipment of $2,242, purchase of leasehold improvements of $15,177 and purchase of intangible assets of $141,910.

During the six months ended December 31, 2025 and 2024, we had no net cash provided or used in financing activities.

Going Concern

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of December 31, 2025, the Company’s current liabilities exceeded its current assets by $7,513,736 had an accumulated deficit of $89,613,277. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The following table presents the Company’s revenue by revenue source for the three months ended December 31:

	2025	2024

Commissions	$2,623	$133,272
Online sales, net	394	9,589
Product sales, net	522,798	-
Rental income	22,500	-
	$548,315	$142,861

The following table presents the Company’s revenue by revenue source for the six months ended December 31:

	2025	2024

Commissions	$2,702	$133,272
Online sales, net	1,601	10,737
Product sales, net	1,026,503	-
Rental income	45,000	-
	$1,075,806	$144,009

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

The timing of commission revenue recognition may differ from the timing of payment by the Company’s customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. As of December 31, 2025, the Company had receivables from commissions of $0.

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

Payment for prescription medication was typically collected from the customer a few days in advance of product shipment in accordance with contract terms. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. As of December 31, 2025, the Company had $0 of receivables for its online sales.

Product Sales

The Company’s product sales revenue consists of the bulk sale of GLP medications for weight loss and diabetes management to doctors’ offices and clinics. The Company’s performance obligation is to deliver the products to customers. Therefore, revenue is recognized once delivery occurs. Customers remit payment at the time of order placement, therefore payment received by the Company prior to product delivery is recorded as deferred revenue. As of June 30, 2025 and December 31, 2025, the Company had $0 and $15,688, respectively, of deferred revenue for its product sales. Shipping and handling costs that occur are paid by the customer and is recorded as revenue. The Company has a policy to provide a refund on any product returned by the customer. As of June 30, 2025 and December 31, 2025, the Company had $0 and $0, respectively, of receivables for its product sales.

Rental Income

The Company recognizes rent revenue from the lease of its sub-leased properties in accordance with ASC 842, Leases. The sub-lease is categorized as an operating lease according to ASC criteria for the lease definitions. Rent revenue is recognized on a straight-line basis over the lease term, reflecting the pattern of the economic benefits derived from the lease.

The Company’s leases generally have fixed rental payments over the lease term, with occasional escalations based on predetermined factors. Rent revenue is recognized monthly as the lessor fulfills its obligations under the lease agreement.

Any lease incentives or concessions provided to lessees, such as rent-free periods or tenant improvement allowances, are recognized as a reduction of rent revenue over the lease term.

For the three and six months ended December 31, 2025, the Company had only one lease arrangement with a single customer.

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

As of December 31, 2025 and June 30, 2025 the Company did not have any assets and liabilities measured at fair value on a recurring basis.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2025, we have no off-balance sheet arrangements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of December 31, 2025, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

13

2.

As of December 31, 2025, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of December 31, 2025, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES IN EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended December 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MEDWELLAI, INC.

Dated: February 23, 2026	By:	/s/ Steve Rubakh
Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

