Form 10-K
period 2026-06-30
MedWellAI, Inc.
filed 2026-10-13
CIK 1520118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒.

On December 31, 2025, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,636,862 based upon the closing price on that date of the common stock of the registrant as reported on the OTC Markets system of $0.4999. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of October 7, 2026, the registrant had 6,536,580 shares of its common stock, $0.001 par value, issued and outstanding.

Forward-Looking Statements

All statements in this Annual Report on Form 10-K, other than historical fact or present financial information, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements that address activities, outcomes and other matters that should or may occur in the future, including, without limitation, statement regarding the financial position, business strategy, growth, projections and other plans and objectives for our future operations, are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements, they are not guarantees of future performance. We have no obligation and make no undertaking to publicly update or revise any forward-looking statements, except as may be required by law.

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

As used in this Annual Report, the terms “we,” “us,” “our,” the “Company,” and “MedWellAI” mean MedWellAI, Inc., unless otherwise indicated.

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

We are a publicly traded company (OTCQB: MWAI), based in Clearwater, Florida, that is focused on earning commissions through the use of a fully automated e-commerce platform that connects in-office buyers with multiple FDA-registered 503B pharmacies, offering GLP-1 weight management therapies, peptides and other compounds.

The Company also markets a turnkey, custom solution for qualified procurement agents and resellers to market in-office use products.

This e-commerce platform enables procurement agents and resellers to market products to licensed healthcare providers, wellness spas and telemedicine companies in a 100% automated, cost-effective, efficient, compliant and profitable manner without requiring any infrastructure investment.

Key features of the platform include access to multiple 503B outsourcing facilities, over 100 products, personalized pricing, direct payment deposits, custom domain options, and onboarding support.

The platform allows for seamless ordering, fulfillment, and shipping managed directly by the 503B facilities.

Recent Material Developments

Series B Certificate of Amendment

On April 16, 2026, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment (the “Series B Certificate of Amendment”) to the Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of the Company, which was originally filed on December 21, 2015 and corrected on November 7, 2016. Pursuant to the Series B Certificate of Amendment, the Company has increased the designated and authorized number of shares of Series B Convertible Preferred Stock from 1,000,000 to 1,500,000.

Share Exchange and Series C Amended and Restated Certificate of Designation

On July 21, 2025, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company and BHP Capital NY, Inc. (the “BHP”) agreed to effect a consolidation and exchange of securities (the “Exchange”), whereby BHP agreed to exchange (i) 3,000 shares of Series D Preferred Stock of the Company and (ii) 1,500 shares of Series C Preferred Stock of the Company (collectively, the “Pre-Exchange Shares”) for an aggregate of 6,500 shares of newly designated Series C Preferred Stock, subject to terms and conditions set forth in the Exchange Agreement. As part of the Exchange, the Company agreed to retire $2,133,081 in accrued but unpaid dividends due to BHP pursuant to its ownership of the Pre-Exchange Shares.

On August 1, 2025, pursuant to the Exchange Agreement, the Company filed an Amended and Restated Certificate of Designation of Preferences, Rights, and Limitations (the “Series C A&R Certificate of Designation”) of Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”) with the Secretary of State of the State of Nevada. The following is a summary of the terms of the Series C Preferred Stock, as amended:

•	Dividends. Holders of Series C Preferred Stock shall be entitled to receive, and the Company shall pay, dividends on shares of Series C Preferred Stock equal to (on an as-if-converted-to-Common-Stock basis) and in the same form as dividends actually paid on shares of the Company’s Common Stock (the “Common Stock”) when, as and if such dividends are paid on shares of the Common Stock.

•	Voting Rights. The Series C Preferred Stock will vote together with the Common Stock on an as-converted basis subject to certain beneficial ownership limitations. In addition, for as long as any shares of Series C Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series C Preferred Stock (a) amend or alter the rights, powers, or preferences of the Series C Preferred Stock; (b) authorize or issue any class of stock senior to, or otherwise pari passu with, the Series C Preferred Stock; (c) amend the Company’s charter documents in a way that adversely affects the Series C Preferred Stock; (d) increase the number of authorized shares of Series C Preferred Stock; or (e) enter into any agreement with respect to any of the foregoing.

•	Liquidation. Upon any Liquidation (as defined in the Series C A&R Certificate of Designation), holders of Series C Preferred Stock shall be entitled to receive the Stated Value (as defined in the Series C A&R Certificate of Designation) of their shares plus any accrued and unpaid dividends or other applicable fees, before any distribution is made to holders of junior securities. If the Company’s assets are insufficient to pay all such amounts in full, they will be distributed pro rata among holders of Series C Preferred Stock based on the amounts otherwise payable.

•	Conversion. Each share of Series C Preferred Stock shall be convertible, at any time and from time to time at the option of the holder thereof, into the number of shares of Common Stock, subject to certain ownership limitations set forth in the Series C A&R Certificate of Designation. The number of shares of Common Stock issuable upon conversion by dividing the Stated Value by the Conversion Price, which equals to the previous trading day’s closing price of the Common Stock. The Conversion Price is subject to adjustments and restrictions set forth in the Series C A&R Certificate of Designation.

Competition

We operate in a highly competitive environment across the wellness and compounded pharmaceutical sectors. The broader wellness industry represents a large consumer and clinic economy, while compounded pharmaceuticals constitute a smaller but strategically significant segment in the United States. Our operations compete primarily within the compounded pharmaceutical space, focusing on weight management, hormone therapies, peptides, and personalized care solutions.

Financial

Through June 6, 2024, we operated our digital asset mining operations in one hosted facility in Granberry, Texas. The hosting and power purchase agreement for this facility required the Company to pay monthly a contractual rate per kilowatt hour of electricity consumed in the Company’s digital asset mining operations. As of June 7, 2024, all miners were disconnected from their power source. On February 7, 2025, the Company agreed to terminate the hosting and power purchase agreement. As a result, the hosting facility agreed to forgive $843,544 of payables and pay the Company $87,000 in exchange for the $578,147 deposit collected as part of the hosting and power purchase agreement. Accordingly, during the year ended June 30, 2025, the Company recognized a $352,397 gain on settlement of payables. The hosting facility further released the Company’s miners. During the year ended June 30, 2025 the Company sold many of their miners and reported their digital asset mining operations as discontinued operations in its financial statements.

Revenues from commissions, were $437,857 and $576,931 for the years ended June 30, 2026 and 2025, respectively.

Revenues from online sales, which are no longer being pursued due to regulatory hurdles, were $0 and $17,837 for the years ended June 30, 2026 and 2025, respectively.

Rental income was $90,000 and $0 for the years ended June 30, 2026 and 2025, respectively.

Historically, we have funded our operations primarily from cash generated from our digital asset mining operations and proceeds from convertible notes payable and preferred stock. During the year ended June 30, 2025, the Company’s digital asset mining operations were discontinued but digital assets generated prior to the discontinuation and on hand as of June 30, 2024 were sufficient to fund operations during the years ended June 30, 2026 and 2025. During the years ended June 30, 2026 and 2025, we generated negative cash flow from operations. We did not incur additional debt or issue securities for cash.

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

Employees

We presently have five full-time employees including Steve Rubakh, our sole officer and director, who devotes 100% of his time to our operations. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees; however, we at times do reimburse Mr. Rubakh for certain health insurance and medical costs.

Available Information

All reports of the Company filed with the Securities and Exchange Commission (the “SEC”) are available free of charge through the SEC’s website at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Changes in FDA regulation of compounded pharmaceuticals could adversely affect our supply of GLP-1 medications and harm our business.

After FDA determined the shortages of semaglutide and tirzepatide were resolved (late 2024–early 2025), 503B facilities lost the shortage-list pathway for compounding copies of those drugs. In April 2026, the agency proposed excluding semaglutide, tirzepatide, and liraglutide from the 503B Bulks List on the grounds that there is no clinical need for outsourcing facilities to compound them from bulk substances when approved versions are available. If finalized, this would close the remaining bulk-compounding route even if shortages later recur, which could materially limit the supply of products we distribute.

Many registered 503B facilities have received Form 483 observations after inspection (sterility, environmental monitoring, process validation, documentation, and quality-control deficiencies are common). New facilities often experience multi-year delays before first inspection. Non-compliance can result in warning letters, recalls (e.g., for questionable sterility), injunctions, or product seizures. State-level pharmacy board rules and interstate shipping requirements add further variability. Quality failures (contamination, potency variation) also create patient-safety and liability exposure even when the legal pathway is otherwise available.

In short, the legal ability of a 503B facility to manufacture compounded products is narrow and condition-dependent. It is not a general manufacturing license. Facilities and their distributors must continuously verify shortage-list status, Bulks List status, cGMP compliance, and inspection history for each product. If our suppliers were to lose the ability to compound products we distribute, whether due to regulatory action, quality failures, or changes in applicable law, our business, financial condition, and results of operations could be materially and adversely affected.

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

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

●	With a price of less than $5.00 per share;

●	That are not traded on a “recognized” national exchange;

●	Whose prices are not quoted on the NASDAQ automated quotation system; and

●

In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million.

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

The trading volume in our stock is low, which may result in volatility in our stock price. As a result, any reported prices may not reflect the price at which you would be able to sell shares of common stock if you want to sell any shares you own or buy if you wish to buy shares. Further, stocks with a low trading volume may be more subject to manipulation than a stock that has a significant public float and is actively traded. The price of our stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

●

the market’s reaction to our financial condition and its perception of our ability to raise necessary funding or enter into a joint venture, as well as its perception of the possible terms of any financing or joint venture;

●	the market’s perception as to our ability to generate positive cash flow or earnings;

●	changes in our or any securities analysts’ estimate of our financial performance;

●	the anticipated or actual results of our operations;

●	changes in market valuations of other companies in our industry;

●	concern that our internal controls are ineffective;

●	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

●	other factors not within our control.

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

Our articles of incorporation authorize us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. We have outstanding shares of our Series A super-voting preferred stock, Series B convertible preferred stock, and Series C convertible preferred stock, the terms of which adversely impact the voting power or value of our common stock. Similarly, the repurchase or redemption rights or liquidation preferences included in a series of preferred stock issued in the future might provide to holders of preferred stock rights that could affect the residual value of the common stock.

Because certain existing stockholders own a large percentage of our voting stock, other stockholders’ voting power may be limited.

Steve Rubakh, our Chief Executive Officer, owns and/or controls a majority of the voting power of our common stock. As a result, Mr. Rubakh will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This stockholder, who is also our sole director, may make decisions that are adverse to or in conflict with your interests.

We do not have a majority of independent directors on our board and the company has not voluntarily implemented various corporate governance measures, in the absence of which stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the New York Stock Exchange or the Nasdaq Stock Market (“Nasdaq”), on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these other corporate governance measures and since our securities are not yet listed on a national securities exchange, we are not required to do so. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committee of our board of directors. It is possible that if our Board of Directors included a number of independent directors and if we were to adopt some or all of these corporate governance measures requiring expansion of our board of directors, stockholders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors. In evaluating our Company, our current lack of corporate governance measures should be borne in mind.

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

Item 2. Properties.

Our corporate offices are located at 2380 Drew Street, Suite 3, Clearwater, Florida 33765. Our telephone number is (813) 384-8480.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQB Venture Market under the symbol “MWAI.”

Holders

As of October 7, 2026, there were 32 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street” name. The Company is authorized to issue 300,000,000 shares of common stock.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business.

Equity Compensation Plan Information

On October 24, 2024, the board of directors approved the 2024 Equity and Incentive Plan (the "2024 Plan"). The 2024 Plan is administered by our Chief Executive Officer, with the board of directors retaining authority to concurrently administer the 2024 Plan and to revoke such delegation. The 2024 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. Incentive stock options may be granted only to officers, directors and employees of the Company or its parent or subsidiary corporations. Nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards may be granted to our officers, directors, employees and consultants. The purpose of the 2024 Plan is to attract and retain personnel for positions with the company and its affiliates, to provide additional incentive to our officers, directors, employees and consultants, and to promote the success of our business. The 2024 Plan further authorizes the administrator to institute an exchange program under which the exercise price of outstanding awards may be adjusted, and to modify or amend the terms of awards, including extending expiration dates and post-termination exercisability periods, subject to the terms of the 2024 Plan. As of June 30, 2026, 850,000 shares of our common stock are authorized for issuance under the 2024 Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2026.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Plans not approved by stockholders:
2024 Equity and Incentive Plan	-	-	850,000

Recent Sales of Unregistered Securities

There were no sales by the Company of unregistered securities not previously reported in the Company’s periodic filings for its fiscal year ended June 30, 2026.

Penny Stock

Our common stock is considered “penny stock” under the rules of the SEC under the Exchange Act. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ automated quotation system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

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

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

●	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

●	bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis or Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act and 21E of the Exchange Act, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in this Annual Report and in our subsequent filings with the SEC. The following discussion of our results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this report.

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

We are a publicly traded company (OTCQB: MWAI), based in Clearwater, Florida, that is focused on earning commissions through the use of a fully automated e-commerce platform that connects in-office buyers with multiple FDA-registered 503B pharmacies, offering GLP-1 weight management therapies, peptides and other compounds.

The Company also markets a turnkey, custom solution for qualified procurement agents and resellers to market in-office use products.

This e-commerce platform enables procurement agents and resellers to market products to licensed healthcare providers, wellness spas and telemedicine companies in a 100% automated, cost-effective, efficient, compliant and profitable manner without requiring any infrastructure investment.

Key features of the platform include access to multiple 503B outsourcing facilities, over 100 products, personalized pricing, direct payment deposits, custom domain options, and onboarding support.

The platform allows for seamless ordering, fulfillment, and shipping managed directly by the 503B facilities.

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

Revenues from commissions were $437,857 and $576,931 for the years ended June 30, 2026 and 2025, respectively.

Revenues from online sales, which are no longer being pursued due to regulatory hurdles, were $0 and $17,837 for the years ended June 30, 2026 and 2025, respectively.

Rental income was $90,000 and $0 for the years ended June 30, 2026 and 2025, respectively.

Historically, we have funded our operations primarily from cash generated from our digital asset mining operations and proceeds from convertible notes payable and preferred stock. During the year ended June 30, 2025, the Company’s digital asset mining operations were discontinued but digital assets generated prior to the discontinuation and on hand as of June 30, 2024 were able to fund operations during the years ended June 30, 2026 and 2025. During the years ended June 30, 2026 and 2025, we generated negative cash flow from operations. We did not incur additional debt or issue securities for cash.

Recent Material Developments

Series B Certificate of Amendment

On April 16, 2026, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment (the “Series B Certificate of Amendment”) to the Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of the Company, which was originally filed on December 21, 2015 and corrected on November 7, 2016. Pursuant to the Series B Certificate of Amendment, the Company has increased the designated and authorized number of shares of Series B Convertible Preferred Stock from 1,000,000 to 1,500,000.

Share Exchange and Series C Amended and Restated Certificate of Designation

On July 21, 2025, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company and BHP Capital NY, Inc. (the “BHP”) agreed to effect a consolidation and exchange of securities (the “Exchange”), whereby BHP agreed to exchange (i) 3,000 shares of Series D Preferred Stock of the Company and (ii) 1,500 shares of Series C Preferred Stock of the Company (collectively, the “Pre-Exchange Shares”) for an aggregate of 6,500 shares of newly designated Series C Preferred Stock, subject to terms and conditions set forth in the Exchange Agreement. As part of the Exchange, the Company agreed to retire $2,133,081 in accrued but unpaid dividends due to BHP pursuant to its ownership of the Pre-Exchange Shares.

On August 1, 2025, pursuant to the Exchange Agreement, the Company filed an Amended and Restated Certificate of Designation of Preferences, Rights, and Limitations (the “Series C A&R Certificate of Designation”) of Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”) with the Secretary of State of the State of Nevada. The following is a summary of the terms of the Series C Preferred Stock, as amended:

•	Dividends. Holders of Series C Preferred Stock shall be entitled to receive, and the Company shall pay, dividends on shares of Series C Preferred Stock equal to (on an as-if-converted-to-Common-Stock basis) and in the same form as dividends actually paid on shares of the Company’s Common Stock when, as and if such dividends are paid on shares of the Common Stock.

•	Voting Rights. The Series C Preferred Stock will vote together with the Common Stock on an as-converted basis subject to certain beneficial ownership limitations. In addition, for as long as any shares of Series C Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series C Preferred Stock (a) amend or alter the rights, powers, or preferences of the Series C Preferred Stock; (b) authorize or issue any class of stock senior to, or otherwise pari passu with, the Series C Preferred Stock; (c) amend the Company’s charter documents in a way that adversely affects the Series C Preferred Stock; (d) increase the number of authorized shares of Series C Preferred Stock; or (e) enter into any agreement with respect to any of the foregoing.

•	Liquidation. Upon any Liquidation (as defined in the Series C A&R Certificate of Designation), holders of Series C Preferred Stock shall be entitled to receive the Stated Value (as defined in the Series C A&R Certificate of Designation) of their shares plus any accrued and unpaid dividends or other applicable fees, before any distribution is made to holders of junior securities. If the Company’s assets are insufficient to pay all such amounts in full, they will be distributed pro rata among holders of Series C Preferred Stock based on the amounts otherwise payable.

•	Conversion. Each share of Series C Preferred Stock shall be convertible, at any time and from time to time at the option of the holder thereof, into the number of shares of Common Stock, subject to certain ownership limitations set forth in the Series C A&R Certificate of Designation. The number of shares of Common Stock issuable upon conversion by dividing the Stated Value by the Conversion Price, which equals to the previous trading day’s closing price of the Common Stock. The Conversion Price is subject to adjustments and restrictions set forth in the Series C A&R Certificate of Designation.

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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2026 COMPARED TO THE YEAR ENDED JUNE 30, 2025

Revenues

Our commission revenues decreased to $437,857 during the year ended June 30, 2026 from $576,931 during the year ended June 30, 2025. This decrease was a result of regulatory hurdles.

Our online sales revenues decreased to $0 during the year ended June 30, 2026 from $17,837 during the year ended June 30, 2025. This decrease was due to the Company exited online sales during the year ended June 2025.

Our rental income increased to $90,000 during the year ended June 30, 2026 from $0 during the year ended June 30, 2025. The increase was due to the Company entering a sublease agreement effective June 11, 2025. On June 1, 2026 the lessee notified the Company they would not renew the lease.

Cost of Revenues

Cost of revenues – online products were $0 and $8,094 during the years ended June 30, 2026 and 2025, respectively, and represent the cost associated with fulfilling orders placed by our online sales customers. The decrease in cost of revenues – online products was a result of the Company exiting this segment of the health industry due to regulatory hurdles.

Cost of revenues – rent was $31,025 and $0 during the year ended June 30, 2026 and 2025, respectively. These costs consisted of the expense to lease the subleased property. The increase in cost of revenues – product sales was a result of the Company entering the sublease agreement effective June 11, 2025.

General and administrative expenses decreased to $1,660,340 in the year ended June 30, 2026 from $2,619,321 in the year ended June 30, 2025. The decrease resulted primarily from less stock-based compensation expense, consulting, legal and cryptocurrency transaction fees. We reported non-cash, non-employee, employee and related party stock-based compensation of $223,018 and $599,542 in the year ended June 30, 2026 and 2025, respectively.

Depreciation and amortization increased to $34,021 in the year ended June 30, 2026 from $31,908 in the year ended June 30, 2025. The increase in depreciation and amortization in the current fiscal year is due primarily to the purchase of intangible assets and leasehold improvements for use in the Company’s health and wellness business in 2025.

The Company discontinued the purchase of digital assets in the year ended June 30, 2025 and as a result did not incur any transactions related to digital assets during the year ended June 30, 2026. We purchased various digital assets totaling $6,810,165 during the year ended June 30, 2025. We also converted digital assets from one denomination to another based on our assessment of market conditions for each respective digital asset. The market values of individual digital asset denominations continually fluctuate, and the fluctuations may be material from day to day. During the year ended June 30, 2025 we received total proceeds of $8,380,352 and from the sale of digital assets and incurred transactions fees totaling $56,058 which are recorded in general and administrative expenses in our Statement of Operations. We realized a loss on sale of digital assets of $23,894 during the year ended June 30, 2025.

During the year ended June 30, 2026 and 2025, we impaired property and equipment and goodwill by recognizing an impairment expense of $38,966 and $752,125, respectively.

Other Income (Expense)

Our other income (expense) was comprised of the following for the years ended June 30:

	2026	2025

Other income	$10,770	$-
Interest expense	(52,329)	(52,239)
Loss on settlement of payables	-	(56,887)
Loss on exchange of Series C & D preferred shares	(241,918)	-
	$(283,477)	$(109,126)

During the year ended June 30, 2026 other income was comprised of various contract payments from the prior year of $10,770.

During the years ended June 30, 2026 and 2025, we had one note payable outstanding for $500,000 with an interest rate of 10% per annum resulting in a no change in interest expense compared to the prior year.

During the years ended June 30, 2026 and 2025, we recognized a loss of $0 and $56,887, respectively, on settlement of payables with third-party vendors.

During the year ended June 30, 2026 we exchanged 1,125 Series C and 3,000 Series D preferred shares for 6,500 Series C convertible preferred shares. As a result, during the year ended June 30, 2026, we recognized a $241,918 loss on exchange of Series C and D preferred shares.

Net Losses from Discontinued Operations

During the years ended June 30, 2026 and 2025, we recognized net losses from discontinued operations of $72,939 and $829,557, respectively, as the company strategically moved from the digital asset mining industry to health and wellness industry.

Net Loss Attributable to MedWellAI, Inc.

As a result, we reported a net loss of $1,589,465 in the year ended June 30, 2026, compared to a net loss of $3,607,145 in the year ended June 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of June 30, 2026, we had total current assets of $111,877, including cash of $86,222, receivables of $9,099, prepaid expenses and other current assets of $10,556, and deposits, current of $6,000, and total current liabilities of $7,959,140. We had total stockholders’ deficit attributable to shareholders of $7,979,411 as of June 30, 2026 compared to a stockholders’ deficit of $6,624,599 as of June 30, 2025.

Sources and Uses of Cash

During the year ended June 30, 2026, we used cash in operations of $307,030 as a result of our net loss from continuing operations of $1,519,972, lease payments, net of repayment of $8,766, increase in receivables of $8,812, decreases in sub-lease security deposit of $7,500 and deferred revenue of $203 partially offset by, a loss on exchange of Series C & D preferred stock of $241,918, other non-cash expenses of $296,005, a decrease prepaid expenses of $125,400, and increases accounts payable of $25,920, accrued expenses of $47,284, and due to related party of $501,696.

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

During the year ended June 30, 2026, net cash provided by investing activities – continuing operations was $8,058, comprised of cash used for leasehold improvements.

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

During the years ended June 30, 2026 and 2025, we did not have any net cash used in or provided by financing activities.

Going Concern

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of June 30, 2026, the Company’s current liabilities exceeded its current assets by $7,847,263 and the Company had an accumulated deficit of $90,263,345. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not, the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of approximately $670,000 was created when the Company acquired 51% of the membership interests of Healthy Lifestyle (see Note 8). However, management made a strategic decision to abandon the business of Healthy Lifestyle and during the year ended June 30, 2025, we impaired goodwill by recognizing impairment expense of $670,329.

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

The following table presents the Company’s revenue by revenue source for the years ended June 30:

	2026	2025

Commissions	$437,857	$576,931
Online sales, net	-	17,837
Rental income	90,000	-
	$527,857	$594,768

Commissions

The Company earns commissions by informing, educating, and initiating sales of health and wellness products offered by a third party to customers. The commissions earned is based on the gross sales of products to customers less costs and fees. Through the use of their e-commerce platform, the third party computes the commission payable after each sale. The third party then pays the Company the amount due. The transactions price is set as the commissions to be received based on the agreed terms. The commissions are earned at a point in time upon the successful sale of products to a customer.

The timing of commission revenue recognition may differ from the timing of payment received by the Company. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. As of June 30, 2026, the Company had receivables from commissions of $9,099.

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

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on market and cost plus estimates. For the year ended June 30, 2025, service revenue represented less than 10% of consolidated revenues.

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

Payment for prescription medication was typically collected from the customer a few days in advance of product shipment in accordance with contract terms. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. As of June 30, 2026 the Company had $0 of deferred revenue from its online sales.

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

During the year ended June 30, 2026, the Company had only one lease arrangement with a single customer. On June 1, 2026 the customer notified the Company the lease would not be renewed.

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

As of June 30, 2026 and 2025 the Company did not have any assets and liabilities measured at fair value on a recurring basis.

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

As of June 30, 2026 and 2025, the fair values of cash, receivables, prepaid expenses and other current assets, accounts payable, and accrued expenses approximated their carrying values because of their short-term nature.

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

There were no other accounting pronouncements issued or proposed by the FASB during the year ended June 30, 2026 and through the date of filing this report which the Company believes will have a material impact on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Disclosure under Item 7A is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

MedWellAI, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MedWellAI, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MedWellAI, Inc. (the Company) as of June 30, 2026 and 2025, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the company has incurred recurring losses from operations and had not yet achieved profitable operations as of June 30, 2026 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We evaluated the appropriateness and accuracy of management’s assessment in relation to our understanding of the commission arrangement, including review of the third-party commission reports and agreements, reconciliation of transactions, verification of the timing of commission payments, confirming third-party commission reports and assessment of management’s methodology for estimating receivables.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

The Woodlands, TX

October 13, 2026

MedWellAI, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2026	2025

ASSETS
Current assets:
Cash	$86,222	$401,310
Receivables	9,099	287
Prepaid expenses and other current assets	10,556	10,956
Deposits, Current	6,000	6,000
Current assets of discontinued operations	-	220
Total current assets	111,877	418,773

Other assets:
Property and equipment, net	890	42,069
Intangible assets, net	27,680	51,430
Operating lease right-of-use assets	-	95,509
Deposits, noncurrent	-	125,000
Other assets of discontinued operations	-	72,719
Total other assets	28,570	386,727

TOTAL ASSETS	$140,447	$805,500

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$137,904	$123,620
Accrued expenses	110,121	62,837
Deferred revenue	-	203
Accrued preferred stock dividends	-	2,133,081
Operating lease liability, current	-	26,750
Due to related party	711,115	209,419
Notes payable in default, net of debt discount	500,000	500,000
Series C convertible preferred stock, $0.001 par value, 6,500 shares authorized, 6,500 shares issued and outstanding as of June 30, 2026	6,500,000	-
Total current liabilities	7,959,140	3,055,910
Long Term Liabilities
Sub-lease security deposit	-	7,500
Operating lease liability, long-term	-	77,525
Total Liabilities	7,959,140	3,140,935

Mezzanine:
Series C preferred stock, $0.001 par value, 3,000 shares authorized, 1,125 shares issued and outstanding as of June 30, 2026	-	1,125,000
Series D preferred stock, $0.001 par value, 4,000 shares authorized, 3,000 shares issued and outstanding as of June 30, 2026	-	3,000,000

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Series A preferred stock, $0.001 par value, 1,000,000 shares authorized, 500,000 shares issued and outstanding as of June 30, 2026 and June 30, 2025	500	500
Series B preferred stock, $0.001 par value, 1,500,000 shares authorized, 130,000 shares issued and outstanding as of June 30, 2026 and June 30, 2025	130	130
Common stock payable	83,708	26,250
Common stock, $0.001 par value, 300,000,000 shares authorized, 6,536,580 and 6,186,580 shares issued and outstanding as of June 30, 2026 and June 30, 2025, respectively	6,533	6,183
Additional paid in capital	82,193,063	82,016,218
Accumulated deficit	(90,263,345)	(88,673,880)
Total Stockholders' deficit of MedWellAI, Inc. and Subsidiaries	(7,979,411)	(6,624,599)
Noncontrolling interest	160,718	164,164
Total stockholders' deficit	(7,818,693)	(6,460,435)

Total liabilities, mezzanine and stockholders' deficit	$140,447	$805,500

The accompanying notes are an integral part of these consolidated financial statements.

MedWellAI, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2026	2025

Revenue:
Commissions	$437,857	$576,931
Online sales, net	-	17,837
Rental income	90,000	-
Total revenue	527,857	594,768

Costs and expenses:
Cost of revenues - online products	-	8,094
Cost of revenues - rent	31,025	-
General and administrative	1,660,340	2,619,322
Depreciation and amortization	34,021	31,907
Realized (gain) loss on sale/purchase of digital assets	-	23,894
Impairment expense	38,966	752,125
Total operating expenses	1,764,352	3,435,342

Income (loss) from operations	(1,236,495)	(2,840,574)

Other income (expense):
Other income	10,770	-
Interest expense	(52,329)	(52,239)
Loss on settlement of payables	-	(56,887)
Loss on exchange of Series C & D preferred shares	(241,918)	-
Total other income (expense)	(283,477)	(109,126)

Income (loss) from continued operations before income taxes	(1,519,972)	(2,949,700)
Provision for income taxes	-	-

Net income (loss) from continued operations	(1,519,972)	(2,949,700)
Net income (loss) from discontinued operations	(72,939)	(829,557)

Net income (loss)	(1,592,911)	(3,779,257)
Net income (loss) attributable to noncontrolling interest	(3,446)	(172,112)
Net income (loss) attributable to MedWellAI, Inc.	$(1,589,465)	$(3,607,145)

Continuing operations:
Net income (loss) per common share attributable to shareholders, basic	$(0.24)	$(0.49)
Net income (loss) per common share attributable to shareholders, diluted	$(0.24)	$(0.49)

Weighted average number of common shares outstanding, basic	6,293,840	5,705,232
Weighted average number of common shares outstanding, diluted	6,293,840	5,705,232
Discontinuing operations:
Net income (loss) per common share attributable to shareholders, basic	$(0.01)	$(0.15)
Net income (loss) per common share attributable to shareholders, diluted	$(0.01)	$(0.15)

Weighted average number of common shares outstanding, basic	6,293,840	5,705,232
Weighted average number of common shares outstanding, diluted	6,293,840	5,705,232

The accompanying notes are an integral part of these consolidated financial statements.

MedWellAI, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2026 AND 2025

	Series C		Series D		Series A		Series B				Common	Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Interest	Total
Balance, June 30, 2024	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	130,000	$130	5,064,492	$5,064	$-	$81,195,590	$(85,066,735)	$-	$(3,865,451)
Common stock issued for investment in Healthy Lifestyles USA, LLC	-	-	-	-	-	-	-	-	97,088	97	-	99,903	-	-	100,000
Recognition of noncontrolling interest in acquisition	-	-	-	-	-	-	-	-	-	-	-	-	-	336,276	336,276
Common stock issued for services	-	-	-	-	-	-	-	-	875,000	875	26,250	572,417	-	-	599,542
Common stock issued for settlement of liabilities	-	-	-	-	-	-	-	-	150,000	150	-	148,305	-	-	148,455
Net loss	-	-	-	-	-	-	-	-	-	(3)	-	3	(3,607,145)	(172,112)	(3,779,257)
Balance, June 30, 2025	1,125	$1,125,000	3,000	$3,000,000	500,000	$500	130,000	$130	6,186,580	$6,183	$26,250	$82,016,218	$(88,673,880)	$164,164	$(6,460,435)
Share exchange agreement with BHP Capital	(1,125)	(1,125,000)	(3,000)	(3,000,000)	-	-	-	-	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-	-	350,000	350	57,458	165,210	-	-	223,018
Forgiveness of related party account payable	-	-	-	-	-	-	-	-	-	-	-	11,635	-	-	11,635
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,589,465)	(3,446)	(1,592,911)
Balance, June 30, 2026	-	$-	-	$-	500,000	$500	130,000	$130	6,536,580	$6,533	$83,708	$82,193,063	$(90,263,345)	$160,718	$(7,818,693)

The accompanying notes are an integral part of these consolidated financial statements.

MedWellAI, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(1,519,972)	$(2,949,700)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34,021	31,907
Impairment expense	38,966	752,125
Stock-based compensation	223,018	599,542
Realized loss on sale/purchase of digital assets	-	23,894
Loss on settlement of payables	-	56,887
Loss on exchange of Series C & D preferred stock	241,918	-
Lease cost, net of repayment	(8,766)	14,766
Change in fair value of digital assets	-	-
Operating cost paid with digital assets	-	3,244
Revenue recognized from Bitcoin mined
Changes in operating assets and liabilities:
Receivables	(8,812)	2,588
Prepaid expenses and other current assets	125,400	115,034
Accounts payable	25,920	99,594
Accrued expenses	47,284	35,205
Sub-lease security deposit	(7,500)	-
Deferred revenue	(203)	203
Due to related party	501,696	279,399
Net cash provided by (used in) operating activities - continuing	(307,030)	(935,312)
Net cash provided by (used in) operating activities - discontinuing	-	86,781
Net cash provided by (used in) operating activities	(307,030)	(848,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition of Healthy Lifestyle USA LLC	-	4,711
Purchase of 51% interest in Healthy Lifestyle USA LLC	-	(250,000)
Net proceeds from the sale of digital assets	-	8,380,352
Purchase of digital assets	-	(6,810,165)
Purchase of property and equipment	-	(2,242)
Purchase of leasehold improvements	(8,058)	(40,885)
Purchase of intangible assets	-	(186,025)
Cash deposit received from subtenant	-	7,500
Net cash provided by (used in) investing activities - continuing	(8,058)	1,103,246
Net cash provided by (used in) investing activities - discontinuing	-	88,780
Net cash provided by (used in) investing activities	(8,058)	1,192,026

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-
Net cash provided by (used in) financing activities - continuing	-	-
Net cash provided by (used in) financing activities - discontinuing	-	-
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash	(315,088)	343,495
Cash, cash equivalents, and restricted cash - beginning of period	401,310	57,815
Cash, cash equivalents, and restricted cash - end of period	$86,222	$401,310

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$30,000
Income taxes	$-	$-
Non-cash investing and financing activities - continuing:
Common Stock issued for purchase of 51% interest in Healthy Lifestyle USA LLC	$-	$100,000
Common stock payable in exchange for settlement of liabilities	$-	$148,455
Recognition of lease liability and ROU asset at lease commencement	$-	$112,746
Payment of amounts due to related party with digital assets	$-	$116,751
Share exchange agreement with BHP Capital	$6,500,000	$-
Forgiveness of related party account payable	$11,635	$-
Non-cash investing and financing activities - discontinuing:
Common stock issued for purchase of bitcoin miners	$-	$-
Purchase of bitcoin miners with digital assets	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MedWellAI, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2026 and 2025

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

We are a publicly traded company (OTCQB: MWAI), based in Clearwater, Florida, that is focused on earning commissions through the use of a fully automated e-commerce platform that connects in-office buyers with multiple FDA-registered 503B pharmacies, offering GLP-1 weight management therapies, peptides and other compounds.

The Company also markets a turnkey, custom solution for qualified procurement agents and resellers to market in-office use products.

This e-commerce platform enables procurement agents and resellers to market products to licensed healthcare providers, wellness spas and telemedicine companies in a 100% automated, cost-effective, efficient, compliant and profitable manner without requiring any infrastructure investment.

Key features of the platform include access to multiple 503B outsourcing facilities, over 100 products, personalized pricing, direct payment deposits, custom domain options, and onboarding support.

The platform allows for seamless ordering, fulfillment, and shipping managed directly by the 503B facilities.

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that at times may exceed federally insured limits. For the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents at June 30, 2026 and June 30, 2025.

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 and $0 as of June 30, 2026 and June 30, 2025, respectively.

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

Impairment of Long-Lived Assets

All assets, including intangible assets subject to amortization, are reviewed for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350 and ASC 360. If the carrying amount of the asset exceeds the expected undiscounted cash flows of the asset, an impairment charge is recognized equal to the amount by which the carrying amount exceeds fair value or net realizable value. The testing of these intangibles under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. At June 30, 2026 we determined the carrying amount of leasehold improvements exceeded expected undiscounted cash flows, therefore we recognized impairment expense of $38,966 and $0 for the years ended June 30, 2026 and 2025, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of approximately $670,000 was created when the Company acquired 51% of the membership interests of Healthy Lifestyle in August 2024. However, management made a strategic decision to abandon the business of Healthy Lifestyle and during the year ended June 30, 2025, we impaired goodwill by recognizing impairment expense of $670,329.

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

The following table presents the Company’s revenue by revenue source for the years ended June 30:

	2026	2025

Commissions	$437,857	$576,931
Online sales, net	-	17,837
Rental income	90,000	-
	$527,857	$594,768

Commissions

The Company earns commissions by informing, educating, and initiating sales of health and wellness products offered by a third party to customers. The commissions earned is based on the gross sales of products to customers less costs and fees. Through the use of their e-commerce platform, the third party computes the commission payable after each sale. The third party then pays the Company the amount due. The transactions price is set as the commissions to be received based on the agreed terms. The commissions are earned at a point in time upon the successful sale of products to a customer.

The timing of commission revenue recognition may differ from the timing of payment received by the Company. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. As of June 30, 2026, the Company had receivables from commissions of $9,099.

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

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on market and cost plus estimates. For the year ended June 30, 2025, service revenue represented less than 10% of consolidated revenues.

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

Payment for prescription medication was typically collected from the customer a few days in advance of product shipment in accordance with contract terms. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. As of June 30, 2026 and 2025, the Company had $0 and $203 of deferred revenue from its online sales, respectively. As of June 30, 2026 and 2025, the Company had $0 and $287 of receivables for its online sales, respectively.

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

During the year ended June 30, 2026, the Company had only one lease arrangement with a single customer. On June 1, 2026 the customer notified the Company the lease would not be renewed.

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

Net Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income or loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in-the-money” stock options and warrants, convertible debt and convertible preferred stock, were exercised or converted into common stock. Equivalent shares are not utilized when the effect is anti-dilutive. For the years ended June 30, 2026 and 2025, basic and diluted income per share were the same, as all securities had an antidilutive effect.

The following table presents potentially dilutive securities that were not included in the computation of diluted net income per share as their inclusion would be anti-dilutive as of June 30:

	2026	2025

Convertible preferred stock	35,569,444	13,233,588

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

As of June 30, 2026 and 2025 the Company did not have any assets and liabilities measured at fair value on a recurring basis.

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

As of June 30, 2026 and 2025, the fair values of cash, receivables, prepaid expenses and other current assets, accounts payable, and accrued expenses approximated their carrying values because of their short-term nature.

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

There were no new accounting pronouncements issued or proposed by the FASB during the year ended June 30, 2026 and through the date of filing this report which the Company believes will have a material impact on its financial statements.

3. GOING CONCERN

Historically, the Company has reported recurring net losses from operations and used net cash in operating activities. As of June 30, 2026, the Company’s current liabilities exceeded its current assets by $7,847,263 and the Company had an accumulated deficit of $90,263,345. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the years ended June 30, 2026 and 2025, there were no intersegment revenues or costs of revenues that needed to be eliminated in the Consolidated Statements of Operations.

The pharmaceutical products distribution company generates revenue through commissions and online sales. Real estate development company generates revenue through rental income.

The following table illustrates segment revenue and segment net income from operations, including significant expense items reviewed by the CODM for the year ended June 30, 2026.

	Pharmaceutical Products Distribution	Real Estate Development	Total
Revenue	$437,857	$90,000	$527,857

Less:
Cost of revenues - rent	-	31,025	31,025
General and administrative [1]	1,627,840	32,500	1,660,340
Depreciation and amortization	24,497	9,524	34,021
Impairment expense	-	38,966	38,966

Segment net income (loss) from operations	$(1,214,480)	$(22,015)	$(1,236,495)

[1]	General and administrative costs consist mainly of professional fees, salaries and wages, executive compensation, information technology and software, and other payment processing fees.

The following table illustrates the reconciliation of segment operating income to net income before taxes for the year ended June 30, 2026.

June 30, 2026
Segment loss from operations	$(1,236,495)

Reconciling items
Other income	10,770
Interest expense	(52,329)
Loss on exchange of Series C & D preferred shares	(241,918)

Net income (loss) from continued operations before income taxes	$(1,519,972)

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30:

	2026	2025

Furniture and equipment	$2,242	$2,242
Leasehold improvements	9,978	40,885

Total	12,220	43,127
Less accumulated depreciation and amortization	(11,330)	(1,058)

Net	$890	$42,069

Depreciation expense for the years ended June 30, 2026 and 2025 was $10,271 and $1,058, respectively. During the year ended June 30, 2026 and 2025, we impaired leasehold improvements and recognized impairment expense of $38,966 and $0, respectively.

6. INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30:

	Useful Lives	2026	2025

Website	3 years	$71,250	$71,250
Less accumulated amortization		(43,570)	(19,820)
Net website		$27,680	$51,430

Amortization expense for the years ended June 30, 2026 and 2025 was $23,750 and $30,849, respectively.

7. OPERATING LEASE

In August 2024, the Company entered a 12-month operating lease with an option to extend for four additional one-year periods which the Company is reasonably certain they will exercise. The lease provides for approximately 750 square feet of rentable area which the Company intends to sublease. The lease was amended by changing the effective date to June 11, 2025 with the option to extend for three additional one-year periods. The addendum also modified the monthly lease payments to $2,500 effective December 11, 2025 until June 11, 2026, $2,650 the first year, $2,800 for the second year, and $2,950 for the third year of the lease. On the commencement date of the lease, the Company recorded $112,746 related to the ROU asset and lease liability. At June 30, 2026, the Company revalued its ROU asset and lease liability due to the decision to not renew the lease. As a result, the Company reduced the carrying value of the ROU asset and lease liability to zero and recognized $(11,967) in rent expense.

Operating lease expense was $32,200 and $26,766 for the years ended June 30, 2026 and June 30, 2025, respectively. Operating cash flows used for the operating leases during the years ended June 30, 2026 and 2025, was $28,650 and $12,000, respectively.

8. RELATED PARTY TRANSACTIONS

We have one executive officer, Steve Rubakh, who is currently the sole member of our Board of Directors. The Board of Directors establishes Mr. Rubakh’s annual salary, cash bonuses, and the number of Series B preferred stock to issue Mr. Rubakh as additional compensation. Effective January 1, 2024, the Board of Directors approved Mr. Rubakh’s annual salary at $250,000, quarterly cash bonus to be $100,000, and canceled the quarterly Preferred B shares issuances.

During the years ended June 30, 2026 and 2025, Mr. Rubakh’s annual salary was $250,000 ($62,500 quarterly). In addition, $400,000 of bonuses ($100,000 quarterly) were approved by the Board of Directors.

Total compensation expense included in general and administrative expenses was $650,000 and $650,000 for the years ended June 30, 2026 and 2025, respectively. Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $711,115 and $209,419 as of June 30, 2026 and June 30, 2025, respectively.

9. NOTES PAYABLE

On June 15, 2022, the Company entered into a Loan Agreement and Promissory Note with BHP Capital NY, Inc. (“BHP”) in the amount of $500,000. The note matured on January 15, 2023, and bears a flat interest charge of $130,000 that shall not be reduced or pro-rated in the event of prepayment. In addition, upon an event of default, the Note bares default interest of 18% per annum. Effective April 1, 2024, the lender agreed to reduce the default interest to 10% per annum. This note is secured by assets and equipment of the Company. As further inducement to enter this note, the Company issued BHP 16,000 shares or restricted common stock. These shares were valued at $123,200 using the closing market price of the Company’s common stock on the date of issuance and were recorded as a debt discount that was amortized to interest expense over the term of the note. The Company accrued $50,694 and $50,694 of interest expense during the year ended June 30, 2026 and 2025, respectively. As of June 30, 2026, this note was in default due to nonpayment before the maturity date.

10. SERIES C CONVERTIBLE PREFERRED STOCK

Effective August 1, 2025, the Company amended and restated the Certificate of Designation for its Series C Preferred Stock, effecting the consolidation of the Series C Preferred Stock and Series D Preferred Stock classes into a single series of convertible preferred stock. Per the share exchange agreement, 1,500 shares of Series C Preferred Stock and 3,000 shares of Series D Preferred Stock were exchanged for 6,500 Series C Convertible Preferred shares. Each share of Series C convertible preferred stock had a par value of $0.001 per share and a stated value of $1,000 per share. Concurrent to this agreement, $2,133,081 in accrued and unpaid dividends were retired and the Company recognized a loss on exchange of $241,918 and $0 for the years ended June 30, 2026 and 2025, respectively.

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

As of June 30, 2026 the Company has 6,500 shares authorized, issued and outstanding of Series C convertible preferred stock classified as a current liability on the balance sheet due to its variable component upon conversion.

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

Each share of the Series C preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Starting one month after the issuance of the shares, they were in default due to the Company’s failure to pay the cumulative dividend monthly as required by the agreement. Dividends could have been paid in cash or in shares of Series C preferred stock at the discretion of the Company. Effective February 1, 2024, the sole owner of the Series C preferred stock agreed to stop accruing dividends. As of June 30, 2026 and 2025, the Company accrued Series C preferred stock dividends of $0 and $378,206, respectively.

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

As of June 30, 2025 1,125 shares of Series C preferred stock were issued and outstanding and recorded at stated value as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company. On August 1, 2025 these Series C preferred stock were exchanged for Series C convertible preferred stock with new terms and agreement.

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

Each share of the Series D preferred stock is entitled to receive cumulative dividends of 12% per annum or 18% per annum in the event of default, payable monthly from the date of issuance of the shares. Starting one month after the issuance of the shares, they were in default due to the Company’s failure to pay the cumulative dividend monthly as required by the agreement. Dividends could have been paid in cash or in shares of Series D preferred stock at the discretion of the Company. Effective February 1, 2024, the sole owner of the Series D preferred stock agreed to stop accruing dividends. As of June 30, 2025 the Company accrued Series D preferred stock dividends of $1,754,875.

Effective August 1, 2025, the Company amended and restated the Certificate of Designation for its Series C preferred stock and all 3,000 shares of Series D preferred Stock were exchanged for Series C convertible preferred stock including 1,500 shares of Series C preferred stock. As a result, as of June 30, 2026, and 2025, 0 and 3,000 shares of Series D preferred stock, respectively, were issued and outstanding and recorded as mezzanine due to certain default provisions requiring mandatory cash redemption that are outside the control of the Company.

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

The Company has 1,000,000 shares of Series A preferred stock authorized, with 500,000 shares issued and outstanding as of June 30, 2026 and 2025, which were issued in March 2015 to members of the Company’s Board of Directors in consideration for services.

Series B Preferred Stock

On December 21, 2015, the Company filed a Certificate of Designation for a new Series B convertible preferred stock with the State of Nevada following approval by the board of directors of the Company. Five Hundred Thousand (500,000) shares of the Company’s authorized preferred stock are designated as the Series B convertible preferred stock, par value of $0.001 per share and with a stated value of $0.001 per share (the “Stated Value”). Holders of Series B preferred stock shall be entitled to receive dividends, when and as declared by the Board of Directors out of funds legally available therefor. At any time and from time to time after the issuance of shares of the Series B preferred stock, each issued share of Series B preferred stock is convertible into 100 shares of the Company’s common stock (“Conversion Ratio”). The Conversion Ratio is subject to adjustment if the Company enters into a merger or spin off transaction but is not subject to adjustment for a stock split or reverse stock split. The holders of the Series B preferred stock shall have the right to vote together with holders of common stock, on an as “converted basis”, on any matter that the Company’s shareholders may be entitled to vote on, either by written consent or by proxy. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series B preferred stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series B preferred stock an amount equal to the Stated Value, and all other amounts in respect thereof then due and payable prior to any distribution or payment shall be made to the holders of any junior securities. The number of authorized Series B preferred stock was later increased to 1,500,000 shares on April 16, 2026.

The Company had 130,000 and 130,000 shares issued and outstanding as of June 30, 2026 and 2025, respectively.

Common Stock

As of June 30, 2026, we were authorized to issue up to 300,000,000 shares of common stock with a par value of $0.001.

The Company had 6,536,580 and 6,186,580 common shares issued and outstanding as of June 30, 2026 and 2025, respectively.

During the year ended June 30, 2026, the Company issued 350,000 shares of its common stock. This resulted in $165,560 in stock-based compensation expense. As of June 30, 2026, the Company had a total of 125,000 shares of common stock that had been granted for services and compensation that had vested, but not issued. As a result, we have a common stock payable of $83,708 outstanding, of which $57,458 was accrued during the year ended June 30, 2026.

During the year ended June 30, 2025, the Company issued 97,088 shares of its common stock as part of the purchase price of Healthy Lifestyle USA LLC. Additionally, the Company issued 875,000 shares of its common stock and recognized $599,542 in stock-based compensation expense based on grant date fair values and vesting terms of awards granted for services and compensation. As of June 30, 2025, 25,000 shares of the 875,000 shares of common stock that had been granted for services and compensation and had vested, had not been issued. As a result, we recorded common stock payable of $26,250 as of June 30, 2025. The Company also issued 150,000 shares of its common stock to a third-party vendor to settle $91,568 of payables. The grant date fair value of these shares was $148,445 resulting in a $56,887 loss on settlement of payables.

13. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of filing of this report, there were no pending or threatened lawsuits.

Short-Term Lease

In January 2025, the Company entered a 12-month short-term lease that provides for approximately 1,500 usable square feet, which the Company intends to use as office space. The monthly lease payments are $2,500 per month and the Company paid an initial $4,000 towards first and last months’ rent and a $6,000 security deposit, which is included in deposits assets on the balance sheet as of June 30, 2026. The lease agreement states that any extension or renewal of this lease shall require the execution of a new lease agreement with new terms and conditions and therefore the Company considers this a short-term lease.

14. INCOME TAXES

For the years ended June 30, 2026 and 2025, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of June 30, 2026, the Company has net operating loss carry forwards of approximately $18.5 million that can be carried forward indefinitely. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s income tax expense (benefit) differs from the “expected” tax expense (benefit) for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to income (loss) before income taxes), as follows:

	Years Ended June 30,
	2026	2025

Tax benefit at the statutory rate	$(334,511)	$(793,644)
State income taxes, net of federal income tax benefit	456,749	1,390,469
Non-deductible items	116,886	298,644
Non-taxable items
Change in valuation allowance	(239,124)	(895,469)

Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2020 through 2025 remain open to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax asset at June 30, 2026 and 2025, respectively, are as follows:

	June 30,
	2026	2025

Net operating loss carryforward	$3,892,003	$3,696,356
Accumulated depreciation	21,573	(21,904)
Less valuation allowance	(3,913,576)	(3,674,452)

Net	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets as of June 30, 2026 and 2025 were fully offset by a 100% valuation allowance.

15. DISCONTINUED OPERATIONS

Through June 6, 2024, we operated our digital asset mining operations in a hosted facility in Granbury, Texas. As of June 7, 2024, all miners were disconnected from their power source and many were sold during the year ended June 30, 2025. This marked a strategic shift in the Company’s operations.

The following is a reconciliation of major classes of assets and liabilities classified as held for sale on our consolidated balance sheets:

	June 30,
	2026	2025
Major classes of assets included as held for sale
Prepaid expenses and other current assets	$-	$220
Deposits, current	-	-
Current assets held for sale	-	220

Property and equipment, net	-	72,719
Other assets held for sale	-	72,719

Total major classes of assets held for sale in the consolidated balance sheets	$-	$72,939

Major classes of liabilities included as discontinued operations
Accounts payable	$-	$-

Total major classes of liabilities held for sale in the consolidated balance sheets	$-	$-

The following is a reconciliation of major classes of revenue and expenses classified as discontinued operations on our consolidated income statements:

	During the Years Ended June 30,
	2026	2025
Major classes of line items constituting net income (loss) from discontinued operations
Digital asset mining revenue	$-	$-
Cost of revenues – energy, hosting, and other	-	-
General and administrative	(220)	-
Depreciation and amortization	(17,151)	(1,097,276)
Impairment expense	(55,568)	(173,458)
Gain on settlement of payables	-	352,397
Gain on sale of property and equipment	-	88,780
Total major classes of line items constituting net income (loss) from discontinued operations	$(72,939)	$(829,557)

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

Digital Asset Mining - Expenses

During the year ended June 30, 2026 and 2025, we impaired mining equipment and recognized impairment expense of $55,568 and $103,410, respectively.

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

During the years ended June 30, 2026 and 2025, we recognized a $0 and $88,780 gain, respectively, on the sale of property and equipment for the sale of 304 miners.

16. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has determined there are no material events to be disclosed except as follows:

As of July 15, 2026, the Company opted not to renew its operating lease, which significantly reduced the undiscounted future cash flows at June 30, 2026. At June 30, 2026 we revalued the right of use asset and lease liability to zero and recorded the difference of $(11,967) to rent expense. In addition, as a result of this event, at June 30, 2026 we determined the carrying amount of leasehold improvements exceeded expected undiscounted cash flows, therefore we recognized impairment expense of $38,966 and $0 for the years ended June 30, 2026 and 2025, respectively.

On July 21, 2026 the Company entered into a convertible promissory note with Quick Capital for a principal amount of $225,000 and received net cash of $195,000 after original discount and fees of $30,000 that were recorded as a debt discount.  The note has a maturity date of one year from its execution date and includes a one-time interest charge of $27,000 which represents a 12% guaranteed interest.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.

As of June 30, 2026, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of June 30, 2026, due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls and engaged an outside financial consultant to lessen the issue of segregation of duties over accounting, financial close procedures and controls over financial statement disclosure. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of June 30, 2026, we did not establish a written policy for the approval, identification and authorization of related party transactions. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2026, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Corrective Action

Management plans to address the structure of the Board of Directors and discuss adding an audit committee during the fiscal year ending June 30, 2027.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and positions of our current executive officers and directors.

Name and Address	Age	Position(s) Held

Steve Rubakh	63	President, CEO, CFO, Secretary, and Director

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

Committees of our Board of Directors

Audit Committee

Our Board of Directors plans to establish an Audit Committee, the members of which shall be considered as independent under the standards for independence for audit committee members established by Nasdaq. The Audit Committee will operate under a written charter.

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

Other Information about our Board of Directors

During our fiscal year ended June 30, 2026, our Board of Directors acted by written consent 2 times.

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

Section 16(a) Compliance by Officers and Directors

Based solely upon a review of Mr. Steve Rubakh, our CEO, we filed Form 5 during the fiscal year ended June 30, 2026. We believe we did not need to nor did we file any Forms 3 or 4 during the fiscal year ended June 30, 2026.

Item 11. Executive Compensation.

General

We have one executive officer. Mr. Rubakh is paid an annual salary established by and bonuses as determined by the Board of Directors. Effective January 1, 2024, the Board of Directors approved Mr. Rubakh’s annual salary at $250,000 and quarterly cash bonus to be $100,000.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities, including that of director, during the fiscal years ended June 30, 2026 and 2025 awarded to, earned by or paid to our executive officer.

Name and Principal Position	Year	Salary (2) ($)	Bonus (2) ($)	Stock Awards ($)	Option and Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Steve Rubakh	2026	250,000	400,000	-	-	-	-	-	650,000
Chief Executive Officer, Chief Financial Officer and Director(1)	2025	250,000	400,000	-	-	-	-	-	650,000

(1)	Mr. Rubakh was appointed as CEO, CFO and Director on April 1, 2015.

(2)

The Board of Directors of the Company set the annual compensation for Steve Rubakh to include annual salary of $250,000 effective April 1, 2021. In addition, the Board of Directors approved a bonus of $100,000 per quarter beginning the quarter ended March 31, 2024.

Accrued compensation payable to Steve Rubakh as of June 30, 2026 and 2025 was $711,115 and $209,419, respectively.

Employment Agreement

On July 22, 2025, the Company entered into an employment agreement with Steve Rubakh, pursuant to which Mr. Rubakh serves as the Company's Chief Executive Officer and President for an initial term of five years, subject to earlier termination. Under the agreement, Mr. Rubakh receives an annual base salary of $250,000, subject to increase at the discretion of the Board of Directors, and is entitled to a quarterly bonus of $100,000. Mr. Rubakh is also entitled to health insurance benefits, reimbursement of pre-approved business expenses, four weeks of paid vacation, and seven paid sick days per year. During the initial term, the Company may terminate Mr. Rubakh's employment only for cause. Upon any termination for cause, death, or disability, Mr. Rubakh (or his estate) is entitled to full payment of the entire contract within thirty days. Following the initial five-year term, Mr. Rubakh's employment continues on an at-will basis. The agreement also contains customary non-competition, non-solicitation (for one year following termination), and confidentiality covenants.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock, Series A Preferred Stock, Series B preferred stock, and Series C Convertible Preferred Stock as of October 7, 2026, for:

i.	each person or entity who, to our knowledge, beneficially owns more than 5% of each class or series of our outstanding stock;
ii.	each executive officer and named officer;
iii.	each director; and
iv.	all of our officers and directors as a group.

Except as indicated in the footnotes to the following table, the persons named in the table has sole voting and investment power with respect to all shares of common stock and preferred stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 2380 Drew Street, Suite 3, Clearwater, Florida, 33765.

	Name of	Amount and Nature of		Percent of	Total Voting
Title of Class	Beneficial Owners	Ownership(1)		Class	Shares

Common stock, $0.001 par value	Steve Rubakh(2)	3,642,401	(2)	55.7%	3,642,401	(2)

Series A preferred stock, $0.001 par value	Steve Rubakh(2)(3)	500,000		100%	500,000,000

Series B preferred stock, $0.001 par value	Steve Rubakh(2)	130,000		100%	13,000,000

Series C convertible preferred stock, $0.001 par value	BHP Capital NY, Inc. (4)	6,500		100%	21,666,667

All officers and directors as a group (one person - Steve Rubakh)					516,642,401

Percentage of voting shares held by all officers and directors as a group (one person - Steve Rubakh)					95.46%

(1)

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise stated, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power to the shares of the Company’s common stock.

(2)

Mr. Rubakh owns 3,348,497 shares of common stock directly and has voting control over 293,904 shares held by Stanislav Rubakh and Kim Rubakh, and, as a result, has voting control over 3,642,401 shares of common stock. Mr. Rubakh owns all of the outstanding 500,000 shares of the super-voting Series A Preferred stock directly, representing 500,000,000 voting shares. Mr. Rubakh holds 130,000 shares of Series B Convertible Preferred Stock directly, convertible into 13,000,000 shares of common stock and representing 13,000,000 total voting shares.

(3)	The Series A preferred stock is not convertible into common stock but each is representative of 1,000 shares of common stock solely for voting purposes.

(4)

The Series C preferred stock is convertible into 21,666,667 shares of common stock, and the holder has the right to vote, together with holders of Common Stock, on an as “converted basis”. The natural person with voting power on behalf of BHP Capital NY Inc. is Bryan Pantofel. The address of BHP Capital NY, Inc. is 45 SW 9th St. Suite 1603, Miami FL, 33130.

Applicable percentage ownership in the preceding table is based on 6,536,580 shares of common stock outstanding as of October 7, 2026 plus any options, warrants, or other securities exercisable or convertible within 60 days of October 7, 2026. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, or other securities exercisable or convertible within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

Changes in Control

None.

Item 13. Certain Relationship and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The following is a description of transactions since July 1, 2024 and each currently proposed transaction in which we have been or are to be a participant and:

●	the amounts involved exceeded or will exceed the lesser of $120,000 and one percent of the average of our total assets at year-end for the last two completed fiscal years; and

●

any of our directors, executive officers, or holders of more than 5% of our outstanding capital stock, or any immediate family member of or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

We have one executive officer, Steve Rubakh, who is currently the sole member of our Board of Directors. Mr. Rubakh is paid an annual salary and bonuses as determined by the Board of Directors.

The Board of Directors of the Company set the current annual compensation for Steve Rubakh to include annual salary of $250,000 per year effective April 1, 2021. Total compensation expense included in general and administrative expenses was $650,000 and $650,000 for the years ended June 30, 2026 and 2025, respectively. Amounts due to related party, consisting of accrued salary to Mr. Rubakh, totaled $711,115 and $209,419 as of June 30, 2026 and 2025, respectively.

Director Independence

We currently have no independent directors as that term is defined in Rule 4200 of Nasdaq’s listing standards.

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the years ended June 30, 2026 and 2025, the aggregate fees billed by M&K CPAS PLLC for professional services rendered for the audit (including quarterly reviews) of our annual financial statements included in our annual report on Form 10-K were $71,700 and $74,250, respectively.

Audit fees consist of amounts billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement.

Audit-Related Fees

For the years ended June 30, 2026 and 2025, the aggregate fees billed by M&K CPAS PLLC for audit-related fees were $0 and $2,750, respectively. Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees.”

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

Item 15. Exhibits and Financial Statement Schedules.

(a)	The list of financial statements required by this Item is set forth in Item 8.

(b)	Exhibits: See the list of Exhibits in the Exhibits Index to this Annual Report immediately preceding the Signature Page, which Exhibits are incorporated herein by reference.

Item 16. Form 10-K Summary.

Not Applicable.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Description of Exhibit

3.1

Articles of Incorporation, filed with the Nevada Secretary of State on March 22, 2011 [Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, filed with the SEC on June 7, 2011]

3.2	Bylaws [Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, filed with the SEC on June 7, 2011]

3.3

Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on December 1, 2014 [Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on December 8, 2014]

3.4

Certificate of Designation of Series A Preferred Stock, filed with the Nevada Secretary of State on March 12, 2015 [Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on March 20, 2015]

3.5	Amended Exhibit A to Bylaws, effective August 12, 2015 [Incorporated by reference to Exhibit 3.2(a) to our Current Report on Form 8-K, filed with the SEC on August 12, 2015]

3.6

Certificate of Designation of Series B Convertible Preferred Stock, filed with the Nevada Secretary of State on December 21, 2015 [Incorporated by reference to Exhibit 3.1(c) to our Current Report on Form 8-K, filed with the SEC on December 30, 2015]

3.7

Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on August 4, 2016 [Incorporated by reference to Exhibit 3.1(c) to our Current Report on Form 8-K, filed with the SEC on August 11, 2016]

3.8

Certificate of Correction to Certificate of Designation of Series B Convertible Preferred Stock, filed with the Nevada Secretary of State on November 7, 2016 [Incorporated by reference to Exhibit 3.1(d) to our Current Report on Form 8-K/A, filed with the SEC on November 18, 2016]

3.9

Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on March 15, 2017 [Incorporated by reference to Exhibit 3.1(f) to our Annual Report on Form 10-K, filed with the SEC on September 14, 2017]

3.10	Articles of Merger, filed with the Nevada Secretary of State on June 14, 2017 [Incorporated by reference to Exhibit 3.1(f) to our Current Report on Form 8-K, filed with the SEC on June 19, 2017]

3.11

Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on March 15, 2019 [Incorporated by reference to Exhibit 3.1(h) to our Annual Report on Form 10-K, filed with the SEC on September 30, 2019]

3.12

Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on October 19, 2020 [Incorporated by reference to Exhibit 3.1(i) to our Registration Statement on Form S-1, filed with the SEC on October 22, 2020]

3.13

Certificate of Designation of Series D Convertible Preferred Stock, filed with the Nevada Secretary of State on February 19, 2021 [Incorporated by reference to Exhibit 3.1(k) to our Current Report on Form 8-K filed with the SEC on February 25, 2021]

3.14	Certificate of Change, filed with the Nevada Secretary of State on April 14, 2023 [Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on April 21, 2023]

3.15

Certificate of Correction to Certificate of Change, filed with the Nevada Secretary of State on April 19, 2023 [Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on April 21, 2023]

3.16**	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on August 18, 2023

3.17

Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on May 30, 2025 [Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on June 24, 2025]

3.18

Amended and Restated Certificate of Designation of Series C Convertible Preferred Stock, filed with the Nevada Secretary of State on August 1, 2025 [Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on August 7, 2025]

3.19**	Certificate of Correction to Articles of Incorporation, filed with the Nevada Secretary of State on April 13, 2026

3.20

Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock, filed with the Nevada Secretary of State on April 16, 2026 [Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on April 17, 2026]

4.1**	Description of Securities

4.2	Form of Loan Agreement and Promissory Note [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 6, 2022]

4.3	Promissory Note issued by Medwell Direct LLC to Healthy Lifestyle USA LLC [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2024]

4.4	Line of Credit Agreement between MedWell Direct, LLC and Healthy Lifestyle USA LLC [Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on September 3, 2024]

10.1	2024 Equity and Incentive Plan [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2024]

10.2**	Employment Agreement, dated July 22, 2025, by and between the Company and Steve Rubakh

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

_________

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, or deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDWELLAI, INC.

/s/ Steve Rubakh	October 13, 2026
Steve Rubakh, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steve Rubakh	October 13, 2026
Steve Rubakh, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	Date

